Form 10-Q
period 2014-06-30
IRADIMED CORP
filed 2014-08-14
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-36534

IRADIMED CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

(407) 677-8022

(Registrant’s telephone number, including area code)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 10,718,400 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2014.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,260,988	$2,461,559
Accounts receivable, net of allowance for doubtful accounts of $37,368 as of June 30, 2014 and $136,971 as of December 31, 2013	2,276,121	1,982,083
Investments	254,437	246,203
Inventory, net	1,631,911	1,340,331
Prepaid expenses and other current assets	58,263	117,640
Prepaid income taxes	—	170,496
Deferred income taxes	64,921	65,961
Total current assets	8,546,641	6,384,273
Property and equipment, net	510,723	327,343
Intangible assets, net	265,283	267,024
Deferred income taxes	67,023	—
Deferred initial public offering costs	525,071	—
Other assets	21,865	8,231
Total assets	$9,936,606	$6,986,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$989,114	$427,474
Accrued payroll and benefits	851,000	655,362
Other accrued taxes	33,726	80,787
Warranty reserve	17,002	12,002
Deferred revenue	515,440	207,395
Officer note payable	—	6,333
Accrued income taxes	92,063	62,971
Total current liabilities	2,498,345	1,452,324
Deferred revenue	137,306	57,676
Deferred income taxes	—	54,087
Total liabilities	2,635,651	1,564,087
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,400,000 issued and outstanding	140	140
Common stock; $0.0001 par value; 90,000,000 shares authorized; 7,000,000 shares issued and outstanding	700	700
Additional paid-in capital	2,678,419	2,346,137
Retained earnings	4,617,071	3,074,883
Accumulated other comprehensive income	4,625	924
Total stockholders’ equity	7,300,955	5,422,784
Total liabilities and stockholders’ equity	$9,936,606	$6,986,871

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$4,700,369	$2,775,053	$8,257,606	$5,403,322
Cost of revenue	869,745	767,719	1,526,111	1,234,832
Gross profit	3,830,624	2,007,334	6,731,495	4,168,490
Operating expenses:
General and administrative	1,130,484	527,551	2,223,179	1,030,739
Sales and marketing	864,519	495,662	1,624,308	1,064,385
Research and development	225,500	204,423	449,804	364,835
Total operating expenses	2,220,503	1,227,636	4,297,291	2,459,959
Income from operations	1,610,121	779,698	2,434,204	1,708,531
Other income, net	11,631	22,740	15,083	19,400
Income before provision for income taxes	1,621,752	802,438	2,449,287	1,727,931
Provision for income taxes	602,931	244,129	907,099	525,695
Net income	$1,018,821	$558,309	$1,542,188	$1,202,236
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $821 and $(2,326) for the three months ended June 30, 2014 and 2013, respectively, and $1,993 and $(2,249) for the six months ended June 30, 2014 and 2013, respectively	1,526	(4,320)	3,701	(4,176)
Comprehensive income	$1,020,347	$553,989	$1,545,889	$1,198,060
Net income per share:
Basic	$0.15	$0.08	$0.22	$0.17
Diluted	$0.11	$0.07	$0.17	$0.14
Weighted average shares outstanding:
Basic	7,000,000	7,000,000	7,000,000	7,000,000
Diluted	8,878,170	8,495,314	8,868,610	8,493,897

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$1,542,188	$1,202,236
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventory	29,669	—
Depreciation and amortization	54,462	65,190
Stock-based compensation	332,282	135,959
Changes in operating assets and liabilities:
Accounts receivable	(294,038)	(97,835)
Inventory	(321,249)	(103,925)
Prepaid expenses and other current assets	59,377	22,743
Other assets	(13,634)	(2,128)
Deferred income taxes	(122,063)	(25,204)
Accounts payable	239,794	(119,443)
Accrued payroll and benefits	195,638	(147,220)
Other accrued taxes	(47,061)	21,465
Warranty reserve	5,000	(134)
Deferred revenue	387,675	(103,975)
Accrued income taxes, net of prepaid income taxes	199,588	(325,857)
Net cash provided by operating activities	2,247,628	521,872
Investing activities:
Purchases of investments	(2,540)	(1,996)
Purchases of property and equipment	(218,425)	(38,187)
Patent and software costs	(17,676)	(13,659)
Net cash used in investing activities	(238,641)	(53,842)
Financing activities:
Repayment of officer note payable	(6,333)	(2,742)
Payment of initial public offering costs	(203,225)	—
Net cash used in financing activities	(209,558)	(2,742)
Net increase in cash and equivalents	1,799,429	465,288
Cash and cash equivalents, beginning of period	2,461,559	1,697,306
Cash and cash equivalents, end of period	$4,260,988	$2,162,594
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$829,574	$889,834

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 – Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED Corporation (“IRADIMED”, the “Company”, “we”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those presented in Note 1 of the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-196875) (“Registration Statement”), which was declared effective by the Securities and Exchange Commission (“SEC”) on July 15, 2014.

Interim financial reports are prepared in accordance with the rules and regulations of the SEC; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These accompanying condensed financial statements should be read in conjunction with the Company’s Registration Statement.

Our significant accounting policies are disclosed in the Registration Statement, no significant accounting policies were changed.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Initial Public Offering

The Company completed an initial public offering (“IPO”) of its common stock on July 21, 2014. See Note 14, Subsequent Events, for disclosures related to the IPO.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of June 30, 2014, one customer accounted for 29.2% of gross accounts receivable. As of December 31, 2013, one customer accounted for 10.8% of gross accounts receivable.

Revenue for the three months ended June 30, 2014 included a sale to a domestic customer for our MRI compatible IV infusion pumps that represented 14.7% of total revenue for the three months ended June 30, 2014. Revenue for the three months ended June 30, 2013 included a sale to an international customer of our MRI compatible IV infusion pumps that represented 16.0% of total revenue for the three months ended June 30, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. Early adoption is not permitted. We are evaluating this guidance and have not yet determined the effect it will have on our financial statements and related disclosures, if any.

2 – Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As discussed further in Note 6, the effect of our 1.75:1 stock split and recapitalization is reflected in the number of outstanding shares and per share information in the table below. Preferred stock and stock options granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$1,018,821	$558,309	$1,542,188	$1,202,236
Weighted-average shares outstanding — Basic	7,000,000	7,000,000	7,000,000	7,000,000
Effect of dilutive securities:
Preferred stock	1,400,000	1,400,000	1,400,000	1,400,000
Stock options	478,170	95,314	468,610	93,897
Weighted-average shares outstanding — Diluted	8,878,170	8,495,314	8,868,610	8,493,897
Basic net income per share	$0.15	$0.08	$0.22	$0.17
Diluted net income per share	$0.11	$0.07	$0.17	$0.14

Stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Anti-dilutive stock options	581,259	798,683	570,759	792,849

3 – Inventory

Inventory consists of:

	June 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$1,342,161	$1,143,495
Work in process	78,264	14,337
Finished goods	211,486	182,499
Total	$1,631,911	$1,340,331

The Company reviews its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $29,669 as of June 30, 2014.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

4 – Property and Equipment

Property and equipment consist of:

	June 30, 2014	December 31, 2013
	(unaudited)
Computer software and hardware	$176,056	$154,709
Furniture and fixtures	93,328	87,611
Leasehold improvements	47,623	47,623
Machinery and equipment	768,637	721,270
Tooling in-process	190,556	46,562
	1,276,200	1,057,775
Accumulated depreciation	(765,477)	(730,432)
Total	$510,723	$327,343

Depreciation and amortization expense of property and equipment was $23,831 and $23,828 for the three months ended June 30, 2014 and 2013, respectively, and $35,045 and $46,634 for the six months ended June 30, 2014 and 2013, respectively.

5 – Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2014	December 31, 2013
	(unaudited)
Patents – in use	$238,548	$228,430
Patents – in process	26,723	19,165
Internally developed software	148,967	148,967
	414,238	396,562
Accumulated amortization	(148,955)	(129,538)
Total	$265,283	$267,024

Amortization expense of intangible assets was $9,861 and $9,367 for the three months ended June 30, 2014 and 2013, respectively, and $19,417 and $18,556 for the six months ended June 30, 2014 and 2013, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

Six months ending December 31, 2014	$19,723
2015	39,446
2016	22,144
2017	14,665
2018	14,665
2019	14,665

6 – Capital Stock

Reincorporation

Effective April 14, 2014, we reincorporated as a Delaware corporation. As part of this reincorporation, we converted all previously outstanding shares of our Class A Common Stock and Class B Common Stock into a single class of common stock on a 1.75:1 conversion ratio and all previously outstanding shares of our Series A Preferred Stock were split on a 1.75:1 conversion ratio into new Series A Preferred Stock. Our Certificate of Incorporation provides that the Series A Preferred Stock

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

will automatically be converted into shares of common stock immediately upon the earlier of the closing on the first sale of shares of our common stock in an initial firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, where the aggregate public offering amount is not less than $10,000,000. In accordance with our Certificate of Incorporation, upon the sale of shares pursuant to this initial public offering, which was completed in July 2014, all of our Series A Preferred Stock was automatically converted into common stock on a 1:1 conversion ratio (see Note 14). This recapitalization is accounted for as a stock split as the intent is to provide for wider distribution of our common stock. The table below summarizes the effect of the stock split and conversion on our capital stock that was previously outstanding as of:

June 30, 2014 and December 31, 2013

Series A Preferred Stock outstanding – Pre recapitalization	800,000
Stock split ratio	1.75:1
Series A Preferred Stock outstanding – Post recapitalization	1,400,000
Common stock outstanding – Pre recapitalization
Class A Common Stock	400,000
Class B Common Stock	3,600,000
Total	4,000,000
Stock split ratio	1.75:1
Common stock outstanding – Post recapitalization	7,000,000

As of the effective date of the reincorporation, we are now authorized to issue 90,000,000 shares of Common Stock with a par value of $0.0001 per share and 10,000,000 shares of Preferred Stock with a par value of $0.0001.

The effect of this stock split has been retroactively applied to per-share computations, share and option amounts for all periods presented within these condensed financial statements and accompanying notes.

7 – Stock-Based Compensation

Stock-based compensation was recognized as follows in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of revenue	$970	$3	$1,929	$6
General and administrative	57,567	4,115	114,502	8,230
Sales and marketing	101,452	63,775	196,988	127,548
Research and development	9,484	87	18,863	175
Total	$169,473	$67,980	$332,282	$135,959

As of June 30, 2014 we had $1,979,516 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.1 years.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

The weighted-average fair value of our options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Weighted-average fair value of common stock	$3.30	$3.25
Dividend yield	0.0%	0.0%
Expected volatility	112.8%	113.0%
Risk-free interest rate	2.4%	2.4%
Expected option life (years)	7.0	7.0
Forfeiture rate	10.0%	10.0%

The following table presents a summary of our stock option activity as of and for the six months ended June 30, 2014:

Options
Outstanding beginning of period	1,759,692
Options granted	73,500
Options exercised	—
Options canceled	—
Outstanding end of period	1,833,192

8 – Investments

Our available-for-sale securities consist of two mutual funds and are summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2014 (unaudited)	$247,321	$7,116	$—	$254,437
December 31, 2013	$244,782	$1,421	$—	$246,203

Subsequent to June 30, 2014, we liquidated our position in all of the mutual funds.

9 – Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2014 (unaudited)
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$254,437	$254,437	$—	$—

	Fair Value at December 31, 2013
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$246,203	$246,203	$—	$—

The fair values of our mutual funds are based upon quoted market prices and valuations provided by the third-party custodian of our mutual funds.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

There were no transfers into or out of any Levels during the six months ended June 30, 2014 or for the year ended December 31, 2013.

10 – Income Taxes

We recorded provisions for income taxes of $602,931 and $907,099 for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 37.2% and 37.0% for the three and six months ended June 30, 2014, respectively. Our effective tax rates for the three and six months ended June 30, 2014 differed from the U.S. Federal statutory rate primarily due to higher U.S. state tax expense, partially offset by the domestic production activities deduction. The higher U.S. state tax expense increased the effective tax rate by approximately 4.8% and the domestic production activities deduction decreased the effective tax rate by approximately 2.7%.

We recorded provision for income taxes of $244,129 and $525,695 for the three and six months ended June 30, 2013, respectively. Our effective tax rate was 30.4% for both the three and six months ended June 30, 2013. Our effective tax rate for the three and six months ended June 30, 2013 differed from the U.S. Federal statutory rate primarily due to the domestic manufacturing deduction and the research and development tax credit enacted by the American Taxpayer Relief Act of 2012.  Collectively, the domestic production activities deduction and research and development tax credit decreased the effective tax rate by approximately 6.5%. This benefit was partially offset by higher U.S. state taxes, which increased the effective tax rate by approximately 2.3%.

As of June 30, 2014 and December 31, 2013, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2008 and subsequent years.

11 – Segment, Customer and Geographic Information

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible IV infusion pump systems and products for use by hospitals and acute care facilities during MRI procedures.

In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
United States	$4,217,709	$1,803,101	$6,666,818	$3,835,916
International	482,660	971,952	1,590,788	1,567,406
	$4,700,369	$2,775,053	$8,257,606	$5,403,322

Property and equipment, net, information by geographic region is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
United States	$439,302	$256,386
International	71,421	70,957
	$510,723	$327,343

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

During the three months ended June 30, 2014 and 2013, respectively, revenue from devices was $4,029,238 and $2,172,812, while revenue from disposable IV sets and services were $671,131 and $602,241. During the six months ended June 30, 2014 and 2013, respectively, revenue from devices was $7,049,627 and $4,373,527, while revenue from disposable IV sets and services were $1,207,979 and $1,029,795.

Revenue for the three months ended June 30, 2014 included a sale to a domestic customer for our MRI compatible IV infusion pumps that represented 14.7% of total revenue for the three months ended June 30, 2014. Revenue for the three months ended June 30, 2013 included a sale to an international customer of our MRI compatible IV infusion pumps that represented 16.0% of total revenue for the three months ended June 30, 2013.

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 – Commitments and Contingencies

Leases.  In January 2014, we entered into a lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our president, CEO and controlling stockholder, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent will be $32,583, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $1,753,780 at June 30, 2014 and $1,758,242 at December 31, 2013. No amounts related to these purchase orders have been recognized in our balance sheet.

Uncommitted Revolving Credit Facility.  We had an uncommitted revolving credit facility with Bank of America, National Association (“Bank of America”) that provided for a maximum borrowing capacity of $100,000 throughout the six months ended June 30, 2014 and the year ended December 31, 2013. During the six months ended June 30, 2014 and the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.  Subsequent to June 30, 2014, we terminated this contract and no longer have the ability to obtain advances from this revolving credit facility.

Legal matters.  We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We do not believe that any current legal or administrative proceedings are likely to have a material effect on our business, financial condition, or results of operations.

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “IRADIMED” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “IRADIMED” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “IRADIMED” in the European Union. In addition, Radimed is seeking unspecified damages. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

13 – Officer Note Payable

In the early stages of the Company, our CEO provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. As of December 31, 2013, $6,333 remained outstanding. In March 2014 we repaid with cash the outstanding balance of the note payable.

14 – Subsequent Events

On July 21, 2014, the Company completed its IPO and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.5 million, after deducting underwriting discounts and expenses of approximately $2.0 million. These expenses will be recorded against the proceeds received from the IPO. Concurrent with the closing of the IPO, all outstanding preferred stock was automatically converted into common stock on a 1:1 basis. The financial statements as of June 30, 2014 and December 31, 2013, including share and per share amounts, do not include the effects of the IPO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition (“MD&A”) supplements the MD&A in the Company’s Registration Statement on Form S-1, as amended (File No. 333-196875) (“Registration Statement”), which was declared effective by the Securities and Exchange Commission (“SEC”) on July 15, 2014. The MD&A should be read in conjunction with the Risk Factors section of this Quarterly Report, our condensed financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the Registration Statement and the cautionary information regarding forward-looking statements at the end of this section.

Some of the statements contained in this MD&A and elsewhere in this Quarterly Report are forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may,” “will,” “continue,” “should,” “plan,” “predict,” “potential” and other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results could differ materially from those anticipated in these forward-looking statements, which are subject to a number of risks, uncertainties and assumptions including, but not limited to the risks discussed in the Risk Factor section of this Quarterly Report.

Our Business

We are the leading provider of non-magnetic intravenous (“IV”) infusion pump systems that are safe for use during magnetic resonance imaging (“MRI”) procedures. Electromechanical medical devices and pumps contain magnetic and electronic parts which generate radio frequency noise, create interference and are dangerous to operate in the presence of the powerful magnet which drives an MRI. Our MRidium 3860+ MRI compatible IV infusion pump system has been designed with non-ferrous parts, ceramic ultrasonic motors, non-magnetic mobile stand and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Many critically-ill patients cannot be removed from their vital medications, and children and infants must generally be sedated in order to remain immobile during an MRI scan.

As of June 30, 2014 we estimate that we had approximately 2,063 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We primarily generate revenue from the one-time sale of pumps and accessories, in addition to revenue generated from ongoing service contracts and the sale of proprietary disposable tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our eight direct sales representatives and two clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. Selling cycles for medical devices vary widely but are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a percentage fee based on sales of our products to their member hospitals. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. acute care facilities.

Financial Highlights and Outlook

Our total revenue increased $1.9 million, or 69.4%, to $4.7 million for the second quarter ended June 30, 2014, compared to $2.8 million for the second quarter of last year. Net income was $1.0 million, or $0.11 per diluted share, in the second quarter ended June 30, 2014, compared with net income of $0.6 million, or $0.07 per diluted share, in the second quarter last year.

On July 21, 2014, we completed our initial public offering (“IPO”) and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25. The IPO generated net proceeds of approximately $12.5 million, after deducting underwriting discounts and expenses of approximately $2.0 million. These expenses will be recorded against the proceeds received from the IPO. Concurrent with the closing of the IPO, all outstanding preferred stock was automatically converted into common stock on a 1:1 basis.

We expect 2014 revenue to increase as our expanded U.S. direct sales force continues to strengthen market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump systems. We intend to focus our efforts on converting users of our former competitor’s pumps to our systems, in addition to targeting an increased number of hospitals and acute care facilities not currently using MRI compatible IV infusion pumps. We expect operating expenses to increase in 2014 due to increased headcount, higher depreciation expense from additional capital expenditures, the costs associated with our new corporate headquarters and the costs of being a public company.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities and related disclosures as of the date of the financial statements and revenue and expenses during the reporting period.

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Registration Statement, under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the six months ended June 30, 2014.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	18.5	27.7	18.5	22.9
Gross profit	81.5	72.3	81.5	77.1
Operating expenses:
General and administrative	24.1	19.0	26.9	19.1
Sales and marketing	18.4	17.9	19.7	19.7
Research and development	4.8	7.4	5.4	6.8
Total operating expenses	47.2	44.2	52.0	45.5
Income from operations	34.3	28.1	29.5	31.6
Other income, net	0.2	0.8	0.2	0.4
Income before provision for income taxes	34.5	28.9	29.7	32.0
Provision for income taxes	12.8	8.8	11.0	9.7
Net income	21.7%	20.1%	18.7%	22.2%

Three Months Ended June 30, 2014 and 2013

Revenue

Revenue increased approximately $1.9 million, or 69.4%, to $4.7 million for the three months ended June 30, 2014, compared to $2.8 million for the same period in 2013. This increase was primarily attributable to higher domestic sales as a percent of total revenue during the second quarter 2014, compared to the same quarter last year and an increase in the number of our MRI compatible IV infusion pump systems sold during the second quarter 2014 compared to the second quarter 2013.

Revenue from sales in the U.S. increased approximately $2.4 million, or 134.0%, to $4.2 million for the three months ended June 30, 2014, from $1.8 million for the same period in 2013. Revenue from sales internationally decreased approximately $0.5 million, or 50.3%, to $0.5 million for the three months ended June 30, 2014, from $1.0 million for the same period in 2013.

Revenue from devices was approximately $4.0 million, or 85.7% of total revenue for the three months ended June 30, 2014 compared to $2.2 million, or 78.3% of total revenue for the same period in 2013. During the three months ended June 30, 2014, we sold 146 MRI compatible IV infusion pumps compared to 108 pumps for the same period in 2013. The average selling price of our MRI compatible IV infusion pump systems during the three months ended June 30, 2014 was approximately $27,600, compared to $20,200 for the same period in 2013. The increase in our average selling price is the result of higher domestic sales during the three months ended June 30, 2014 compared to the same period in 2013.

Revenue from sales of our disposable IV sets and services was approximately $0.7 million, or 14.3% of total revenue for the three months ended June 30, 2014 compared to $0.6 million, or 21.7% of total revenue for the same period in 2013.

Revenue for the three months ended June 30, 2014 included a sale to a domestic customer for our MRI compatible IV infusion pumps that represented 14.7% of total revenue for the three months ended June 30, 2014. Revenue for the three months ended June 30, 2013 included a sale to an international customer of our MRI compatible IV infusion pumps that represented 16.0% of total revenue for the three months ended June 30, 2013.

Cost of Revenue

Cost of revenue increased approximately $0.1 million, or 13.3%, to $0.9 million for the three months ended June 30, 2014, from $0.8 million for the same period in 2013. Gross profit increased approximately $1.8 million, or 90.8%, to $3.8 million for the three months ended June 30, 2014 from $2.0 million for the same period in 2013. Gross profit margin increased to 81.5% for the three months ended June 30, 2014, from 72.3% for the same period in 2013 primarily due to higher domestic sales, higher labor utilization and improved equipment utilization rates.

General and Administrative

General and administrative expense increased approximately $0.6 million, or 114.3%, to $1.1 million for the three months ended June 30, 2014, from $0.5 million for the same period last year. This increase is primarily due to higher salary and employee benefits, bonus accrual, administration fees paid to our GPOs and the medical device excise taxes for the second quarter 2014 when compared to the same period last year. General and administrative expense as a percent of total revenue increased to 24.1% for the three months ended June 30, 2014, from 19.0% for the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.4 million, or 74.4%, to $0.9 million for the three months ended June 30, 2014, from $0.5 million for the same period in 2013. This is primarily the result of higher sales commissions resulting from higher sales, and higher salary and travel costs resulting from the increased size of our sales organization as of June 30, 2014 compared to the same period last year. Sales and marketing expense as a percent of total revenue increased to 18.4% for the three months ended June 30, 2014, from 17.9% for the same period in 2013.

Research and Development

Research and development expense increased approximately $21,000, or 10.3%, to approximately $226,000 for the three months ended June 30, 2014, from approximately $204,000 in the second quarter of 2013. This is primarily the result of higher salary costs due to increased headcount, partially offset by lower outside prototyping and consulting services. Research and development expenses as a percent of total revenue decreased to 4.8% for the three months ended June 30, 2014, from 7.4% for the same period in 2013.

Other Income, Net

Other income, net consists of dividend income, foreign currency losses, and other miscellaneous income. We reported other income of approximately $12,000 for the three months ended June 30, 2014, compared to other income of approximately $23,000 for the same period in 2013. We reported approximately $3,000 of foreign currency gains for the three months ended June 30, 2014 compared to losses of approximately $1,000 for the same period in 2013. Miscellaneous income was approximately $9,000 for the three months ended June 30, 2014, compared to approximately $23,000 for the same period last year.

Income Taxes

We recorded income tax expense of approximately $0.6 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. The higher income tax expense for the second quarter of 2014 is due to higher income before provision for income taxes and an increase in our effective tax rate when compared to the same period in 2013. Our effective tax rate for the second quarter of 2014 was 37.2% compared to 30.4% for the same period in 2013. The increase in our effective tax rate was the result of higher state tax expense and the expiration of the research and development tax credit at the end of 2013.

Six Months Ended June 30, 2014 and 2013

Revenue

Revenue increased approximately $2.9 million, or 52.8%, to $8.3 million for the six months ended June 30, 2014, compared to $5.4 million for the same period in 2013. This increase was primarily attributable to higher domestic sales as a percent of total revenue during the six months ended June 30, 2014, compared to the same period last year and an increase in the number of our MRI compatible IV infusion pump systems sold during the six months of 2014 compared to the same period in 2013.

Revenue from sales in the U.S. increased approximately $2.8 million, or 72.3%, to $6.6 million for the six months ended June 30, 2014, from $3.8 million for the same period in 2013. Revenue from sales internationally was consistent on a dollar basis for the six months ended June 30, 2014 compared to the same period last year at approximately $1.6 million; however, as a percent of total revenue, international sales decreased to 19.3% of total revenue for the six months ended June 30, 2014, from 29.0% during the same period last year.

Revenue from devices was approximately $7.0 million, or 85.4% of total revenue for the six months ended June 30, 2014 compared to $4.4 million, or 80.9% of total revenue for the same period in 2013. During the six months ended June 30, 2014, we sold 292 MRI compatible IV infusion pumps compared to 199 pumps for the same period in 2013. The average selling price of our MRI compatible IV infusion pump systems during the six months ended June 30, 2014 was approximately $24,000, compared to $22,000 for the same period in 2013. The increase in our average selling price is the result of higher domestic sales during the six months ended June 30, 2014 compared to the same period in 2013.

Revenue from sales of our disposable IV sets and services was approximately $1.2 million, or 14.6% of total revenue for the six months ended June 30, 2014 compared to $1.0 million, or 19.1% of total revenue for the same period in 2013.

Cost of Revenue

Cost of revenue increased approximately $0.3 million, or 23.6%, to $1.5 million for the six months ended June 30, 2014, from $1.2 million for the same period in 2013. Gross profit increased approximately $2.5 million, or 61.5%, to $6.7 million for the six months ended June 30, 2014 from $4.2 million for the same period in 2013. Gross profit margin increased to 81.5% for the six months ended June 30, 2014, from 77.1% for the same period in 2013 primarily due to higher domestic sales, higher labor utilization and improved equipment utilization rates.

General and Administrative

General and administrative expense increased approximately $1.2 million, or 115.7%, to $2.2 million for the six months ended June 30, 2014, from $1.0 million for the same period last year. This increase is primarily due to higher salary and employee benefits, legal and professional fees, bonus accrual, administration fees paid to our GPOs and the medical device excise taxes for the second quarter 2014 when compared to the same period last year, partially offset by lower bad debt expense. General and administrative expense as a percent of total revenue increased to 26.9% for the six months ended June 30, 2014, from 19.1% for the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.5 million, or 52.6%, to $1.6 million for the six months ended June 30, 2014, from $1.1 million for the same period last year. This is primarily the result of higher sales commissions resulting from higher sales, and higher salary and travel costs resulting from the increased size of our sales organization as of June 30, 2014 compared to the same period last year. Sales and marketing expense as a percent of total revenue was consistent at 19.7% for the six months ended June 30, 2014 and 2013.

Research and Development

Research and development expense increased approximately $0.1 million, or 23.3%, to approximately $0.5 million for the six months ended June 30, 2014, from approximately $0.4 million in the same period last year. This is primarily the result of higher salary costs due to increased headcount, partially offset by lower outside prototyping and consulting services. Research and development expenses as a percent of total revenue decreased to 5.4% for the six months ended June 30, 2014, from 6.8% for the same period last year.

Other Income, Net

We reported other income of approximately $15,000 for the six months ended June 30, 2014, compared to other income of approximately $19,000 for the same period last year. We reported approximately $5,000 of foreign currency gains for the six month ended June 30, 2014 compared to losses of approximately $5,000 for the same period last year. Miscellaneous income was approximately $10,000 for the six months ended June 30, 2014 compared to approximately $24,000 for the same period last year.

Income Taxes

We recorded income tax expense of approximately $0.9 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The higher income tax expense for the six months ended June 30, 2014 was due to higher income before provision for income taxes and an increase in our effective tax rate. Our effective tax rate for the six months ended June 30, 2014 was 37.0% compared to 30.4% for the same period in 2013. The increase in our effective tax rate was the result of higher state tax expense and the expiration of the research and development tax credit at the end of 2013.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. In July 2014, we completed our IPO and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.5 million, after deducting underwriter discounts and expenses of approximately $2.0 million. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and repayment of our officer note payable.

As of June 30, 2014, we had cash and cash equivalents of approximately $4.3 million, stockholders’ equity of $7.3 million, and working capital of $6.0 million. As of December 31, 2013, we had cash and cash equivalents of $2.5 million, stockholders’ equity of $5.4 million, and working capital of $4.9 million.

In our early stages, our principal stockholder and Chief Executive Officer provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. As of December 31, 2013, approximately $6,000 remained outstanding. In March 2014, we repaid with cash the outstanding balance of the officer note payable. We do not expect to borrow funds from this principal stockholder in the future.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the six months ended June 30, 2014, cash provided by operations increased approximately $1.7 million to $2.2 million, compared to cash provided by operations of $0.5 million for the same period in 2013. This increase was primarily the result of a net increase of approximately $0.5 million related to accrued income taxes resulting from the application of a tax overpayment made during 2013, an increase of approximately $0.5 million in deferred revenue primarily resulting from the timing of product shipments and the sale of extended warranty contracts and a net increase of approximately $0.3 million in certain operating assets and liabilities. The sum of our net income and certain non-cash expense items, such as stock compensation, depreciation and amortization was approximately $1.9 million for the six months ended June 30, 2014 compared to $1.4 million for the same period last year.

Cash used in investing activities was approximately $239,000 for the six months ended June 30, 2014 compared to $54,000 for the same period last year. We used $218,000 of cash to purchase property and equipment during the six months ended June 30, 2014 compared to $38,000 for the same period last year. We also capitalized $18,000 of costs associated with obtaining patents during the first six months of 2014, compared to $14,000 for the same period last year.

Cash used in financing activities was approximately $210,000 for the six months ended June 30, 2014 compared to $3,000 for the same period last year. We used $203,000 of cash to pay costs associated with the initial public offering of our common stock that was completed in July 2014. We also used $6,000 during the six months ended June 30, 2014 to repay in full the officer note payable.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of June 30, 2014, one customer accounted for 29.2% of gross accounts receivable. As of December 31, 2013, one customer accounted for 10.8% of gross accounts receivable.

In July 2014, we completed the move of our manufacturing operations and headquarters facility into a new building that is approximately 27,000 square feet located in Winter Springs, Florida. The new facility has been leased from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent will be $32,583, adjusted annually for changes in the consumer price index.

We had an uncommitted revolving credit facility with Bank of America, National Association that provided for a maximum borrowing capacity of $100,000 throughout the six months ended June 30, 2014 and the year ended December 31, 2013. During the six months ended June 30, 2014 and the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.  Subsequent to June 30, 2014, we terminated this contract and no longer have the ability to obtain advances from this revolving credit facility.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of June 30, 2014. We had no other off-balance sheet arrangements during the six months ended June 30, 2014 or for the year ended December 31, 2013 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated cash, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2014 and 2013.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 10% from levels at June 30, 2014, we expect the corresponding change in fair value of our investments would be immaterial. This is based on sensitivity analyses performed on our financial position as of June 30, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In April 2014, our Board of Directors established an Audit Committee, consisting of three board members who have been determined by our Board of Directors to be independent in accordance with NASDAQ and SEC standards.  The Chair of the Audit Committee has been determined to be an “audit committee financial expert” as the term is defined under the SEC regulations. The audit committee operates under a written charter, its functions include:

•                  overseeing the engagement of our independent public accountants;

•                  reviewing our audited financial statements and discussing them with the independent public accountants and our management;

•                  meeting with the independent public accountants and our management to consider the adequacy of our internal controls; and

•                  reviewing our financial plans, reporting recommendations to our full Board of Directors for approval and authorizing actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “IRADIMED” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “IRADIMED” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “IRADIMED” in the European Union. In addition, Radimed is seeking unspecified damages. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

Item 1A. Risk Factors

Risks Relating to Our Business and Financial Condition

Our financial performance is currently dependent on a single product.

Our current revenue and profitability is dependent on the sale of the MRidium 3860+ and 3850/R MRI compatible IV infusion pump system and the ongoing sale of disposable tubing sets related to them. Sales of the MRidium 3860+ and 3850/R MRI compatible IV infusion pump systems comprised approximately 85%, or $7.0 million, of our net revenue for the six months ended June 30, 2014 and approximately 80%, or $8.9 million, of our net revenue for the year ended December 31, 2013. Our near-term revenue and profitability will, accordingly, be dependent upon our ability to successfully market and sell this Class II medical device. Should our MRidium pump encounter technical problems in the field, unexpected competition, or regulatory issues with the FDA, our revenue could be materially adversely impacted.

The MRidium 3860+ or 3850/R MRI compatible IV infusion pumps could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including:

•                                          entrance of new competitors into our markets;

•                                          loss of key relationships with suppliers, group purchasing organizations, or end-user customers;

•                                          manufacturing or supply interruptions;

•                                          product liability claims;

•                                          our reputation and product market acceptance; and

•                                          product recalls or safety alerts.

Any major factor adversely affecting the sale of our MRidium 3860+ MRI compatible IV infusion pump would cause our revenues to decline and have a material adverse impact on our business, financial condition and our common stock.

Our continued success depends on the integrity of our supply chain, including multiple single-source suppliers, the disruption of which could negatively impact our business.

Many of the component parts of our MRidium MRI compatible IV infusion pumps are obtained through supply agreements with third parties. Some of these parts require our partners to engage in complex manufacturing processes. In light of our dependence on third-party suppliers, several of which are single-source suppliers, we are subject to inherent uncertainties and risks related to their ability to produce parts on a timely basis, to comply with product safety and other regulatory requirements and to provide quality parts to us at a reasonable price.

For example, we are dependent upon a single vendor for the ultrasonic motor at the core of our MRidium MRI compatible IV infusion pump. If this vendor fails to meet our volume requirements, which we anticipate will increase over time, or if the vendor becomes unable or unwilling to continue supplying motors to us, this would impact our ability to supply our pumps to customers until a replacement source is secured. Our executed agreement with this vendor provides that the price at which we purchase products from the vendor is determined by mutual agreement from time to time or should material costs change. Although we have had a long history of stable pricing with this supplier, this provision may make it difficult for us to continue to receive motors from this vendor on favorable terms or at all if we do not agree on pricing in the future. In such event, it could materially and adversely affect our commercial activities, operating results and financial condition.

In the near term, we do not anticipate finding alternative sources for our primary suppliers, including single source suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of, raw materials or finished products could result in an interruption in the supply of certain products and a decline in our sales.

The manufacture of our products requires strict adherence to regulatory requirements governing medical devices and if we or our suppliers encounter problems our business could suffer.

The manufacture of our pumps and products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production of our pump, the batch may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

We manufacture and store our products at a single facility in Florida.

We manufacture and store our products at a single facility in Winter Springs, Florida. If by reason of fire, hurricane or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired and our operating results and financial condition would be negatively affected.

Approximately 29.2% of our accounts receivables are held by one customer as of June 30, 2014, and our inability to collect on our accounts receivables held by significant customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. Accounts receivables for a single customer accounted for 29.2% of our gross accounts receivable as of June 30, 2014. Accounts receivables for a single customer accounted for 10.8% of our gross accounts receivable as of December 31, 2013.  This represents approximately $660,000.  As a result, we are exposed to a certain level of concentration of credit risk.  If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

If we fail to maintain relationships with GPOs, sales of our products could decline.

Our ability to sell our products to U.S. acute care facilities and outpatient imaging centers depends in part on our relationships with group purchasing organizations (“GPOs”). Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future competitor’s products, we may be precluded from making sales to members of that GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We currently have GPO contracts with four major GPOs, and one of these contracts will expire in 2014 unless it is renewed. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

Cost-containment efforts of our customers and purchasing groups could adversely affect our sales and profitability.

Our MRI compatible IV infusion pumps are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities can have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue.

Any failure in our efforts to educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products could significantly limit our product sales.

Our future success will require us to educate a sufficient number of clinicians, anesthesiologists, radiologists, hospital administrators and other purchasing decision-makers about our products and the costs and benefits of MRI compatible IV infusion pump systems. If we fail to demonstrate the safety, reliability and economic benefits of our products to hospitals and acute medical facilities, our products may not be adopted and our sales will suffer.

The lengthy sales cycle for the MRidium 3860+ MRI compatible IV infusion pump could delay our sales.

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions concerning the MRidium 3860+ MRI compatible IV infusion pump and a purchase of a unit is three to six months. The process can be delayed as a result of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with the MRidium 3860+ MRI compatible IV infusion pump before other medical professionals routinely use the MRidium 3860+ MRI compatible IV infusion pump for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable tubing or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated.

We rely on distributors for all of our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. represented approximately 28.6% of our net revenues in fiscal year 2013, and we intend to continue our efforts to increase our sales in Europe, Japan and other countries. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

If we do not successfully develop and commercialize enhanced products or new products that remain competitive, we could lose revenue opportunities and customers, and our ability to achieve growth would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for non-magnetic infusion technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. If we do not successfully adapt our technology, products and applications, we could lose revenue opportunities and customers. In addition, we may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

We are highly dependent on our founder, CEO, President, Director and controlling shareholder, Roger Susi.

Roger Susi developed our MRidium MRI compatible IV infusion pump system, and we believe that he will play a significant role in our continued success and in the development of new products including an MRI compatible device for patient resuscitation. Our current and future operations could be adversely impacted if we were to lose his services. We intend to carry key man life insurance on Roger Susi in the amount of $2,000,000. Accordingly, our success will be dependent on appropriately managing the risks related to executing a succession plan for Mr. Susi on a timely basis.

If we fail to attract and retain the talent required for our business, our business could be materially harmed.

Competition for highly skilled personnel is often intense in the medical device industry, and more specifically in the MRI compatible medical device industry. A number of our executives and employees are former employees of Invivo Corporation, where Mr. Susi developed the first MRI compatible patient monitoring system. If our current employees with experience in the MRI compatible device industry leave our company, we may have difficulty finding replacements with an equivalent amount of experience and skill, which could harm our operations. Our future success will also depend in part on our ability to identify, hire and retain additional personnel, including skilled engineers to develop new products, and executives to oversee our marketing, sales, customer support and production staff. We may not be successful in attracting, integrating or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

Also, to the extent we hire personnel from competitors, we may be subject to allegations that we have improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or work product.

We may be unable to scale our operations successfully.

Our plan is to grow rapidly. Our growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our company and Roger Susi and his affiliates. One significant ongoing related party transaction is the lease agreement between our company and Susi, LLC, an affiliate of Roger Susi, with respect to our sole production and headquarters facility in Winter Springs, Florida. Related party transactions present difficult conflicts of interest, could result in disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

Any acquisitions of technologies, products and businesses, may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We plan to periodically review potential acquisitions of technologies, products and businesses that are complementary to our products and that could accelerate our growth. However, our company has never completed an acquisition and there can be no assurance that we will be successful in finding any acquisitions in the future. The process of identifying, executing and realizing attractive returns on acquisitions involves a high degree of uncertainty. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock.

The environment in which we operate makes it increasingly difficult to forecast our business performance.

Significant changes and volatility in the global financial markets, in the consumer and business environment, and our general competitive landscape may make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue or earnings guidance or outlook which we have given or might give may turn out to be inaccurate. Though we will endeavor to give reasonable estimates of future revenues and earnings at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States GAAP. Furthermore, portions of GAAP require the use of fair value mathematical models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position and operating results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and stock-based compensation and reserves for potential litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual operating results may differ and fall below our assumptions and the financial forecasts of securities analysts and investors, resulting in a significant decline in our stock price.

Risks Related to Our Industry

We are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture, market and price our products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory agencies. The majority of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practice requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or other regulatory agencies to grant pre-market clearances or approvals for our products, withdrawals or suspensions of future current clearances or approvals and criminal prosecution.

In addition, our products are subject to pre-approval requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval, would negatively affect our ability to sell our products, and harm our anticipated revenues.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products, our ability to grow will suffer.

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our growth strategy, we plan to seek approvals for new MRI compatible products. The process of obtaining approvals, particularly from the FDA, can be costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

We are subject to risks associated with doing business outside of the U.S.

Sales to customers outside of the U.S. comprised approximately 28.6% of our revenue in fiscal 2013, and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the United States include:

•                                          foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;

•                                          possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•                                          foreign currency fluctuations that can impact our financial statements when foreign figures are translated into U.S. dollars;

•                                          different local product preferences and product requirements;

•                                          trade protection and restriction measures and import or export licensing requirements;

•                                          difficulty in establishing, staffing and managing non-U.S. operations;

•                                          failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;

•                                          changes in labor, environmental, health and safety laws;

•                                          potentially negative consequences from changes in or interpretations of tax laws;

•                                          political instability and actual or anticipated military or political conflicts;

•                                          economic instability and inflation, recession or interest rate fluctuations;

•                                          uncertainties regarding judicial systems and procedures; and

•                                          minimal or diminished protection of intellectual property.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

We may incur product liability losses, or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of our medical devices and consumable products. We carry third party product liability insurance coverage to protect against such risks, but there can be no assurance that our policy is adequate. In the ordinary course of business, we may become the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of our product liability insurance. We currently have third-party product liability insurance with maximum coverage of $3,000,000; however, such coverage requires a substantial deductible that we must pay before becoming eligible to receive any insurance proceeds. The deductible amount is currently equal to $25,000 per occurrence and $125,000 in the aggregate. We will have to pay for defending product liability or other claims that are not covered by our insurance. These payments could have a material adverse effect on our profitability and financial condition. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, reputation and on our ability to attract and retain customers. In addition, we may not be able to obtain insurance in the future on terms acceptable to us or at all.

Defects or failures associated with our products and/or our quality control systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions.

Safety problems associated with our products could lead to a product recall or the issuance of a safety alert relating to such products and result in significant costs and negative publicity. An adverse event involving one of our products could require us to file an adverse event report with the FDA. Such disclosure could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances.

We may also voluntarily undertake a recall of our products or temporarily shut down production lines based on internal safety, quality monitoring and testing data. For example, in August 2012, we initiated a voluntary recall of a particular lot of MRidium Series 1000 MR Infusion Sets, Type 1058 MR IV, an extension set used with our MRidium MRI compatible IV infusion pumps, due to an out-of-specification dimension of one section of the IV set. We retrieved and destroyed all unused infusion sets subject to the recall. In July 2013, the FDA notified us that it had concluded its audit and confirmed that the recall was considered terminated. In July 2013, we issued a voluntary recall of our MRI compatible IV infusion pump systems equipped with MRidium 1145 DERS Drug Library due to their potential risk in providing an incorrect recommended value for the infusion rate during the pump’s initial infusion setup. To avoid future product recalls we have made and continue to invest in our quality systems, processes and procedures. We will continue to make improvements to our products and systems to further reduce issues related to patient safety. However, there can be no assurance our systems will be sufficient. Future quality concerns, whether real or perceived, could adversely affect our operating results.

Our products or product types could be subject to negative publicity, which could have a material adverse effect on our financial position and results of operations and could cause the market value of our common stock to decline.

The market’s perception of our products could be harmed if any of our products or similar products offered by others in our industry become the subject of negative publicity due to a product safety issue, withdrawal, recall, or are proven or are claimed to be harmful to patients. The harm to market perception may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Recent U.S. healthcare policy changes, including the Affordable Care Act and PPACA, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in March 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all of our medical products are “medical devices” within the meaning of the FDA regulations. For the year ended December 31, 2013, we recorded $161,246 in medical device taxes, which is included as a component of general and administrative expense. If this tax rate is increased in future years, it would negatively impact our operating results.

Other significant measures contained in the PPACA include research on the comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial payments to and arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA established an Independent Payment Advisory Board (“IPAB”), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce health care expenditures, which may have a negative impact on payment rates for services, including treatments and procedures which incorporate use of our products. The IPAB proposals may impact payments for treatments and procedures that use our technology beginning in 2016 and for hospital services beginning in 2020, and may indirectly reduce demand for our products.

The taxes imposed by the new federal legislation and the expansion in government’s effect on the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We and our customers are subject to various U.S. federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, and Veterans’ Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require us to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our sales, profitability and financial condition. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, if we or our customers are excluded from such programs as a result of a violation of these laws, it could have an adverse effect on our results of operations and financial condition. We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws and conduct informal oversight to detect and prevent these types of fraud and abuse. However, we lack formal written policies and procedures at this time. If we are unable to formally document and implement the controls and procedures required in a timely manner or we are otherwise found to be in violation of such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, financial reporting or financial results.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We intend to adopt policies for compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We and our suppliers and customers are required to obtain regulatory approvals to comply with FDA regulations applicable to medical devices and infusion pumps, and these approvals could result in delays or increased costs in developing new products.

In 2010, the FDA issued a draft guidance document entitled “Total Product Life Cycle: Infusion Pump-Premarket Notification [510(k)] Submissions.” Through this draft regulatory guidance, the FDA has established additional pre-market requirements for infusion pumps. At the same time, the FDA is also generally enhancing the pre-market requirements for medical devices. Although we cannot predict with certainty the future impact of these initiatives, it appears that the processes for obtaining regulatory approvals to market infusion pumps and related accessories are likely to become more costly and time consuming. In addition, the new requirements could result in longer delays for the approval of new products, or require modification or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

We and our suppliers and customers are required to maintain compliance with FDA regulations applicable to medical devices and infusion pumps, and it could be costly to comply with these regulations and to develop compliant products and processes. Failure to comply with these regulations could subject us to sanctions and could adversely affect our business.

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Park, Florida in June 2010 and more recently between April 7 and April 16, 2014. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. The majority of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching (which was an issue in the August 2012 voluntary recall that has been closed by the FDA), procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted a response to the Form 483 in which we described our proposed corrective and preventative actions (“CAPA”) to address each of the FDA’s observations. If the FDA does not agree with our proposed CAPA plan, or accepts them but finds that we have not implemented them adequately, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including issuing untitled letters, warning letters, fines, injunctions, consent decrees and/or civil penalties.

In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All of these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedure or to our or our suppliers’ manufacturing facility could materially harm our reputation in the marketplace.

Our operations are subject to environmental laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

Our business, products, and product candidates are subject to federal, state, and local laws and regulations relating to the protection of the environment, worker health and safety and the use, management, storage, and disposal of hazardous substances, waste, and other regulated materials. These environmental laws and regulations could require us to pay for environmental remediation and response costs at third-party locations where we dispose of or recycle hazardous substances. The costs of complying with these various environmental requirements, as they now exist or as may be altered in the future, could adversely affect our financial condition and results of operations.

Risks Relating to our Intellectual Property

Our success depends on our ability to protect our intellectual property.

We intend to rely on a combination of patents, trade secrets, know-how, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. We may fail to secure patents that are important to our business, and we cannot guarantee that any pending U.S. patent application, if ultimately issued, will provide us some relative competitive advantage. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products may in the future be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

Even if we are able to secure necessary patents in the U.S., we may not be able to secure necessary patents in foreign countries in which we sell our products or plan to sell our products. In March 2013, the U.S. transitioned to a “first inventor to file” system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to a patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

The lack of registered trademarks and trade names could potentially harm the business.

We also rely on, or intend to rely on, our trademark, trade names, and brand names to distinguish our products from the products of our competitors and have registered or applied to register our own trademarks. We have filed one U.S. trademark application for “iRadimed,” but there is no guarantee that our trademark application will be approved. We also have recently filed for trademark protection for the name of our U.S. product “ MRidium “. Third parties may also oppose any of our trademark applications or otherwise challenge our use of our claimed trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the product name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. In addition, Radimed is seeking unspecified damages. We will vigorously defend against the infringement claims. However, the ultimate outcome of the matter remains uncertain. If we receive an adverse judgment, we may be prevented from marketing our products in the European Union under the name and sign “iRadimed” and may be required to pay Radimed’s attorneys’ fees, the court fees and damages, which could materially adversely affect our business, operating results and financial condition.

Our unpatented trade secrets, know-how, confidential and proprietary information, and technology may be inadequately protected.

We rely on unpatented trade secrets, know-how and technology. This intellectual property is difficult to protect, especially in the medical device industry, where much of the information about a product must be submitted to regulatory authorities during the regulatory approval process. We seek to protect trade secrets, confidential information and proprietary information, in part, by entering into confidentiality and invention assignment agreements with employees, consultants, and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other confidential or proprietary information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets and our other confidential and proprietary information, we or our collaboration partners, board members, employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

There is a risk that our trade secrets and other confidential and proprietary information could have been, or could, in the future, be shared by any of our former employees with, and be used to the benefit of, any company that competes with us.

If we fail to maintain trade secret protection or fail to protect the confidentiality of our other confidential and proprietary information, our competitive position may be adversely affected. Competitors may also independently discover our trade secrets. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secret protections against them, which could have a material adverse effect on our business.

There can be no assurance of timely patent review and approval to minimize competition and generate sufficient revenues.

There can be no assurance that the Patent and Trademark Office will have sufficient resources to review our patent applications in a timely manner. Consequently, even if our patent applications are ultimately successful, our patent applications may be delayed, which would prevent intellectual property protection for our products. If we fail to successfully commercialize our products due to the lack of intellectual property protection, we may be unable to generate sufficient revenues to meet or grow our business according to our expected goals and this may have a materially adverse effect on our profitability, financial condition, and operations.

We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

The medical device industry has been characterized by significant litigation and other proceedings regarding patents, patent applications, and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include any third parties (which may have substantially greater resources than we have) initiating litigation claiming that our products infringe their patent or other intellectual property rights; in such case, we will need to defend against such proceedings.

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

•                                          stop selling, making, or using products that use the disputed intellectual property;

•                                          obtain a license from the intellectual property owner to continue selling, making, licensing, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•                                          pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•                                          pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; or

•                                          redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

If any of the foregoing events occur, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. As the number of participants in our industry grows, the possibility of intellectual property infringement claims against us increases.

Furthermore, the costs of resolving any patent litigation or other intellectual property proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other intellectual property proceedings may also consume significant management time.

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult, and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could materially harm our business.

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be increased up to three times. An adverse decision could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, we may indemnify our customers and distributors with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may be subject to claims that we, our board members, employees or consultants have used or disclosed alleged trade secrets or other proprietary information belonging to third parties and any such individuals who are currently affiliated with one of our competitors may disclose our proprietary technology or information.

As is commonplace in the medical device industry, some of our board members, employees and consultants are or have been associated with other medical device companies that compete with us. For example, Mr. Susi and a number of our other employees are former employees of Invivo Corporation. While associated with such other medical device companies, these individuals may have been exposed to research and technology similar to the areas of research and technology in which we are engaged. We may become subject to future claims that we, our employees, board members, or consultants have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of those companies. Litigation may be necessary to defend against such claims.

We have entered into confidentiality agreements with our executives and key consultants. However, we do not have, and are not planning to enter into, any confidentiality agreements with our non-executive directors because they have a fiduciary duty of confidentiality as directors. There is the possibility that any of our former board members, employees, or consultants who are currently employed at, or associated with, one of our competitors may unintentionally or willfully disclose our proprietary technology or information.

Risks Related to Ownership of Our Common Stock

There is no established public market for our stock and a liquid public market for our common shares may never develop and therefore you may not be able to sell your shares.

Prior to our initial public offering in July 2014, there has been no public market for our common stock. The initial public offering price for the shares was determined by negotiations between us and the underwriters and may not be indicative of prices that will prevail in the subsequent trading market. Given the relatively small size of our public offering there can be no assurance that an active trading market for our stock will ever develop. This means that you may be unable to sell your shares or you may be forced to sell your shares at a significant loss.

Our common stock price may be subject to significant fluctuations and volatility, and you may be unable to sell your shares at a fair price, or at all.

Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

•                                          the commercial success or failure of our key products;

•                                          delayed or reduced orders from our customers;

•                                          manufacturing or supply interruptions;

•                                          changes or developments in laws or regulations applicable to our product candidates;

•                                          introduction of competitive products or technologies;

•                                          actual or anticipated variations in quarterly operating results;

•                                          failure to meet or exceed the estimates and projections of securities analysts or investors;

•                                          weakening economic and market conditions in the U.S.;

•                                          negative developments impacting the medical device industry in general and changes in the market valuations of companies deemed similar to us;

•                                          negative developments concerning our sources of manufacturing supply;

•                                          disputes or other developments relating to patents, trademarks or other proprietary rights;

•                                          litigation or investigations involving us, our industry, or both;

•                                          issuances of debt, equity or convertible securities at terms deemed unfavorable by the market;

•                                          major catastrophic events;

•                                          the expiration of contractual lock-up agreements;

•                                          sales of large blocks of our stock;

•                                          changes in our Board of Directors, management or key personnel; or

•                                          the other factors described in this “Risk Factors” section.

Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, fluctuations in our share price and investors’ perception of our business. If we fail to meet or exceed such expectations, our business and stock price could be materially adversely affected.

Future sales of our common stock may cause our stock price to decline.

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  In addition, shares held by our stockholders prior to our initial public offering are currently subject to a lock-up agreement, but will be released in the near future.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Our directors, officers and stockholders who previously held all of our preferred stock, which automatically converted into common stock upon the closing of our initial public offering, hold approximately 8.4 million shares of common stock. These shares are subject to lock-up agreements that prevent their holders from selling any of their shares for a 180-day period. After the lock-up agreements expire, up to approximately 1.0 million shares will be eligible for immediate sale in the public market and approximately 7.4 million shares held by affiliates will become salable subject to volume limitations under Rule 144 under the Securities Act.  Roth Capital Partners LLC may, in its sole discretion, permit shares subject to the lock-up to be sold prior to the 180-day expiration period. If these stockholders sell, or indicate an intention to sell, our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Moreover, we intend to file a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

We may need or choose to raise additional capital in the future, which could result in dilution to our stockholders and adversely affect stock price.

While we believe the proceeds from our recent initial public offering will provide us with adequate capital to fund operations for at least the next 12 months, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain an additional credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and lead our share price to decline.

Roger Susi, who serves as a director and an executive officer, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Roger Susi, our founder, who serves as one of our directors and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock, including after the IPO.  Mr. Susi will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Mr. Susi’s majority ownership also qualifies our company as a “controlled company” and allows us to opt out of compliance with numerous corporate governance listing requirements.

In addition, we qualify for the “controlled company” exemption under the corporate governance rules of the NASDAQ Stock Market until such a time as Mr. Susi does not control a majority of our outstanding common stock. As a “controlled company,” we would be permitted to opt out of compliance with the requirements that a majority of our board of directors consist of independent directors, that our Board of Directors’ compensation committee be comprised solely of independent directors, and that director nominees be selected or recommended to the Board of Directors for selection by independent directors. Notwithstanding the availability of these exemptions, we have elected not to rely upon any of the exemptions afforded to a “controlled company” under NASDAQ rules. A majority of our Board of Directors is comprised of independent directors, our compensation committee is comprised solely of independent directors, and our director nominees are recommended for selection to our Board of Directors by a majority of our independent directors in a vote in which only independent directors may participate. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future.

We do not intend to pay dividends for the foreseeable future.

The continued expansion of our business will require funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Investors seeking cash dividends should not purchase our common stock. Accordingly, if you purchase shares, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to monitor and advise us regarding compliance, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are investing additional resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

We believe that being a public company and compliant with these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of becoming a public company, we are obligated to establish and maintain adequate internal controls. Failure to develop and maintain adequate internal controls or to implement new or improved controls could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the Securities and Exchange Commission (“SEC”), or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We believe that our business practices will become more visible as a public company, and this could impact our competitive environment and our risk of potential litigation.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible potentially exposing us to new competition and threatened or actual litigation, including by competitors and other third parties. New competition could result in reduced sales of our products and adversely impact our profitability. If lawsuits prevail against us, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may become involved in securities class action litigation that could divert management’s attention from our business and adversely affect our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices of small cap medical device companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We may become involved in this type of litigation in the future. Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments. Such payment could have a material impact on how investors view our company and result in a decline in our stock price.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of certain exemptions from various reporting requirements. We cannot predict if investors will respond negatively to our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

As an “emerging growth company” we have also chosen to take advantage of certain provisions of the JOBS Act that allow us to provide you with less information in our public filings than would otherwise be required. As a result it may be more difficult for you to evaluate an investment in our company.

If securities or industry analysts fail to initiate research coverage of our stock, or downgrade our stock, our trading volume might never develop and our stock price could decline.

The trading market for our common stock will depend, in part, on the research reports that securities or industry analysts publish about our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, trading market for our stock may never develop and the price of our stock could likely be negatively impacted. In the event securities or industry analysts initiate coverage, and later downgrade our stock, our stock price could decline.

Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our charter documents, as well as provisions of the Delaware General Corporation Law (“DGCL”), could depress the trading price of our common stock by making it more difficult for a third party to acquire us at a price favorable to our shareholders. These provisions include:

•                                          authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval to defend against a takeover attempt; and

•                                          establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. We are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders, which could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sale of Unregistered Securities

Not Applicable.

(b) Use of Proceeds

On July 21, 2014, we completed our IPO and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.5 million, after deducting underwriting discounts and expenses of approximately $2.0 million.  The offer and sale of all of the shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196875), which was declared effective by the SEC on July 15, 2014 (the “Registration Statement”).  The offering commenced on July 16, 2014 and did not terminate before all of the securities registered under the Registration Statement, including the underwriter over-allotment, were sold.  Roth Capital Partners acted as the lead underwriter and as representative to the underwriters.

There have been no material changes in the planned use of proceeds from our initial public offering from that as described in the Registration Statement.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**

Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

IRADIMED CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRADIMED CORPORATION

Dated: August 14, 2014	/s/	Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

	/s/	Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)