Form 10-Q
period 2014-09-30
IRADIMED CORP
filed 2014-11-13
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 10,814,650 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2014.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,113,859	$2,461,559
Accounts receivable, net of allowance for doubtful accounts of $37,368 as of September 30, 2014 and $136,971 as of December 31, 2013	1,174,103	1,982,083
Investments	—	246,203
Inventory, net	1,639,977	1,340,331
Prepaid expenses and other current assets	247,937	119,974
Prepaid income taxes	—	170,496
Deferred income taxes	67,916	65,961
Total current assets	21,243,792	6,386,607
Property and equipment, net	755,267	327,343
Intangible assets, net	259,473	267,024
Deferred income taxes	131,130	—
Other assets	21,866	5,897
Total assets	$22,411,528	$6,986,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640,235	$427,474
Accrued payroll and benefits	919,044	655,362
Other accrued taxes	40,384	80,787
Warranty reserve	15,671	12,002
Deferred revenue	343,051	207,395
Officer note payable	—	6,333
Accrued income taxes	141,818	62,971
Total current liabilities	2,100,203	1,452,324
Deferred revenue	160,387	57,676
Deferred income taxes	—	54,087
Total liabilities	2,260,590	1,564,087
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and 1,400,000 shares issued and outstanding as of December 31, 2013	—	140
Common stock; $0.0001 par value; 90,000,000 shares authorized; 10,718,400 shares issued and outstanding as of September 30, 2014 and 7,000,000 shares issued and outstanding as of December 31, 2013	1,072	700
Additional paid-in capital	15,295,438	2,346,137
Retained earnings	4,854,428	3,074,883
Accumulated other comprehensive income	—	924
Total stockholders’ equity	20,150,938	5,422,784
Total liabilities and stockholders’ equity	$22,411,528	$6,986,871

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,811,947	$2,479,749	$12,069,553	$7,883,071
Cost of revenue	959,593	669,765	2,485,704	1,904,597
Gross profit	2,852,354	1,809,984	9,583,849	5,978,474
Operating expenses:
General and administrative	1,261,872	640,987	3,485,051	1,671,726
Sales and marketing	880,711	513,734	2,505,019	1,578,119
Research and development	303,463	299,422	753,267	664,257
Total operating expenses	2,446,046	1,454,143	6,743,337	3,914,102
Income from operations	406,308	355,841	2,840,512	2,064,372
Other income, net	(8,808)	18,817	6,275	38,216
Income before provision for income taxes	397,500	374,658	2,846,787	2,102,588
Provision for income taxes	160,143	113,983	1,067,242	639,678
Net income	$237,357	$260,675	$1,779,545	$1,462,910
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $70 and $(432) for the three months ended September 30, 2014 and 2013, respectively, and $2,063 and $(2,681) for the nine months ended September 30, 2014 and 2013, respectively	130	(803)	3,832	(4,979)
Realized gain on available-for-sale securities reclassified to net income, net of tax of $70 and $2,560 for the three and nine months ended September 30, 2014, respectively	(130)	—	(4,756)	—
Comprehensive income	$237,357	$259,872	$1,778,621	$1,457,931
Net income per share:
Basic	$0.02	$0.04	$0.22	$0.21
Diluted	$0.02	$0.03	$0.18	$0.17
Weighted average shares outstanding:
Basic	10,112,139	7,000,000	8,048,779	7,000,000
Diluted	11,269,358	8,665,599	9,688,602	8,562,704

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2013	$140	$700	$2,346,137	$3,074,883	$924	$5,422,784
Net income	—	—	—	1,779,545	—	1,779,545
Other comprehensive loss	—	—	—	—	(924)	(924)
Stock-based compensation	—	—	503,881	—	—	503,881
Issuance of common stock pursuant to initial public offering	—	232	14,489,768	—	—	14,490,000
Common stock issuance costs and underwriter fees	—	—	(2,044,348)	—	—	(2,044,348)
Conversion of preferred stock	(140)	140	—	—	—	—
Balances, September 30, 2014	$—	$1,072	$15,295,438	$4,854,428	$—	$20,150,938

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$1,779,545	$1,462,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventory	36,709	—
Depreciation and amortization	99,638	97,945
Stock-based compensation	503,881	203,939
Changes in operating assets and liabilities:
Accounts receivable	807,980	(129,914)
Inventory	(336,355)	(279,055)
Prepaid expenses and other current assets	(126,434)	(61,276)
Other assets	(17,498)	(4,504)
Deferred income taxes	(189,235)	(44,940)
Accounts payable	212,761	34,349
Accrued payroll and benefits	263,682	(92,257)
Other accrued taxes	(40,403)	34,881
Warranty reserve	3,669	(134)
Deferred revenue	238,367	96,298
Accrued income taxes, net of prepaid income taxes	249,343	(611,450)
Other	1,461	—
Net cash provided by operating activities	3,487,111	706,792
Investing activities:
Purchases of investments	(3,011)	(2,958)
Proceeds from sale of investments	255,109	—
Purchases of property and equipment	(504,502)	(121,173)
Capitalized intangible assets	(21,726)	(22,711)
Net cash used in investing activities	(274,130)	(146,842)
Financing activities:
Repayment of officer note payable	(6,333)	(214,267)
Proceeds from the issuance of common stock pursuant to initial public offering	14,490,000	—
Payment of initial public offering costs	(2,044,348)	—
Net cash provided by (used in) financing activities	12,439,319	(214,267)
Net increase in cash and equivalents	15,652,300	345,683
Cash and cash equivalents, beginning of period	2,461,559	1,697,306
Cash and cash equivalents, end of period	$18,113,859	$2,042,989
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,004,574	$1,301,500

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

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

Our significant accounting policies are disclosed in the Registration Statement and no significant accounting policies were changed. Certain prior year amounts have been reclassified to conform to current year presentation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

FDA Warning Letter

On September 2, 2014 we announced we received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) relating to an inspection of our facility that took place in April 2014. At the conclusion of the April inspection, FDA issued a Form 483 that identified eight observations. The majority of the observations related to procedures and documentation associated with the design, development and validation testing of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and procedures and processing related to handling certain reported complaints. We submitted responses to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s concerns.

FDA’s Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance. We intend to respond to this Warning Letter finding.

Also, the Warning Letter raised a new issue. The Warning Letter stated that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the Food, Drug and Cosmetic Act (the “FDCA”). These modifications were made over time. We believe they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDCA. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, including the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States.

We are working with the FDA to resolve this issue and resume commercial distribution of our products. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we sent an additional response that included supplemental information related to the Form 483 inspection observations for which the FDA considered our initial responses inadequate. See Note 12.

Initial Public Offering

On July 21, 2014, the Company completed an initial public offering (“IPO”) of its common stock and sold 2,318,400 shares of common stock (including 302,400 shares sold upon the underwriters’ exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.4 million, after deducting underwriting discounts and expenses of approximately $2.0 million. These expenses were recorded against the proceeds received from the IPO. Concurrent with the closing of the IPO, all outstanding preferred stock was automatically converted into common stock on a 1:1 basis.

Associated with our IPO, we issued the underwriters warrants to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the warrants was $611,000. The warrants are exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The warrants are exercisable at a per share price equal to $8.13 per share, or 130% of the public offering price per share of our common stock in the IPO. The exercise price and number of warrant shares may be adjusted upon (1) voluntarily at our discretion, or (2) if we undertake a stock split, stock dividend, recapitalization or reorganization of our common stock into a lesser / greater number of shares, the warrant exercise price will be proportionately reduced / increased and the number of warrant shares will be proportionately increased / decreased. The warrants may only be settled through the issuance of our common stock in exchange for cash. We have classified the warrants as equity and incremental direct costs associated with our IPO. Accordingly, the warrants do not impact our financial statements.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2013, one customer accounted for 10.8% of gross accounts receivable.

Revenue for the three months ended September 30, 2013 included sales to two international customers that represented 20.9% of total revenue for the three months ended September 30, 2013.

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

2 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As discussed further in Note 6, the effect of our 1.75:1 stock split and recapitalization is reflected in the number of outstanding shares and per share information in the table below. The underwriters’ warrants, preferred stock and stock options granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$237,357	$260,675	$1,779,545	$1,462,910
Weighted-average shares outstanding — Basic	10,112,139	7,000,000	8,048,779	7,000,000
Effect of dilutive securities:
Underwriters’ warrants	847	—	—	—
Preferred stock	228,261	1,400,000	1,005,128	1,400,000
Stock options	928,111	265,599	634,695	162,704
Weighted-average shares outstanding — Diluted	11,269,358	8,665,599	9,688,602	8,562,704
Basic net income per share	$0.02	$0.04	$0.22	$0.21
Diluted net income per share	$0.02	$0.03	$0.18	$0.17

Warrants and stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Anti-dilutive stock options	17,625	357,158	660,159	789,933

3 — Inventory

Inventory consists of:

	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$1,427,014	$1,143,495
Work in process	91,448	14,337
Finished goods	121,515	182,499
Total	$1,639,977	$1,340,331

The Company reviews its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $36,709 as of September 30, 2014.

4 — Property and Equipment

Property and equipment consist of:

	September 30, 2014	December 31, 2013
	(unaudited)
Computer software and hardware	$242,086	$154,709
Furniture and fixtures	184,912	87,611
Leasehold improvements	168,844	47,623
Machinery and equipment	831,107	721,270
Tooling in-process	69,086	46,562
	1,496,035	1,057,775
Accumulated depreciation	(740,768)	(730,432)
Total	$755,267	$327,343

Depreciation and amortization expense of property and equipment was $35,316 and $23,274 for the three months ended September 30, 2014 and 2013, respectively, and $70,361 and $69,908 for the nine months ended September 30, 2014 and 2013, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2014	December 31, 2013
	(unaudited)
Patents — in use	$238,548	$228,430
Patents — in process	30,773	19,165
Internally developed software	148,967	148,967
	418,288	396,562
Accumulated amortization	(158,815)	(129,538)
Total	$259,473	$267,024

Amortization expense of intangible assets was $9,861 and $9,480 for the three months ended September 30, 2014 and 2013, respectively, and $29,277 and $28,037 for the nine months ended September 30, 2014 and 2013, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

Three months ending December 31, 2014	$9,861
2015	39,446
2016	22,143
2017	14,665
2018	14,665
2019	14,665

6 — Capital Stock

Reincorporation

Effective April 14, 2014, we reincorporated as a Delaware corporation. As part of this reincorporation, we converted all previously outstanding shares of our Class A Common Stock and Class B Common Stock into a single class of common stock on a 1.75:1 conversion ratio and all previously outstanding shares of our Series A Preferred Stock were split on a 1.75:1 conversion ratio into new Series A Preferred Stock. This recapitalization was accounted for as a stock split as the intent was to provide for wider distribution of our common stock. Our Certificate of Incorporation provides that the Series A Preferred Stock will automatically be converted into shares of common stock immediately upon the earlier of the closing on the first sale of shares of our common stock in an initial firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, where the aggregate public offering amount is not less than $10,000,000. In accordance with our Certificate of Incorporation, upon the sale of shares pursuant to this initial public offering, which was completed in July 2014, all of our Series A Preferred Stock was automatically converted into common stock on a 1:1 conversion ratio (see Note 1). The table below summarizes the effect of the stock split and conversion on our capital stock that was previously outstanding as of December 31, 2013:

Series A Preferred Stock outstanding — Pre recapitalization	800,000
Stock split ratio	1.75:1
Series A Preferred Stock outstanding — Post recapitalization	1,400,000
Common stock outstanding — Pre recapitalization
Class A Common Stock	400,000
Class B Common Stock	3,600,000
Total	4,000,000
Stock split ratio	1.75:1
Common stock outstanding — Post recapitalization	7,000,000

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

7 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of revenue	$905	$3	$2,834	$10
General and administrative	60,235	4,115	174,737	12,345
Sales and marketing	102,606	63,775	299,594	191,322
Research and development	7,853	87	26,716	262
Total	$171,599	$67,980	$503,881	$203,939

As of September 30, 2014 we had $2,000,945 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table presents a summary of our stock option activity as of and for the nine months ended September 30, 2014:

Options
Outstanding beginning of period	1,759,692
Options granted	108,750
Options exercised	—
Options canceled	—
Outstanding end of period	1,868,442

8 — Investments

As of December 31, 2013, our available-for-sale securities consisted of two mutual funds and are summarized in the table below.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2013	$244,782	$1,421	$—	$246,203

During the three months ended September 30, 2014, we liquidated our available-for-sale securities at an insignificant gain.

9 — Fair Value Measurements

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

There were no transfers into or out of any Levels during the nine months ended September 30, 2014 or for the year ended December 31, 2013.

10 — Income Taxes

We recorded provisions for income taxes of $160,143 and $1,067,242 for the three and nine months ended September 30, 2014, respectively. Our effective tax rate was 40.3% and 37.5% for the three and nine months ended September 30, 2014, respectively. Our effective tax rates for the three and nine months ended September 30, 2014 differed from the U.S. Federal statutory rate primarily due to higher U.S. state tax expense, partially offset by the domestic production activities deduction. The U.S. state tax expense increased the effective tax rate by approximately 4.8% and the domestic production activities deduction decreased the effective tax rate by approximately 2.2%.

We recorded provision for income taxes of $113,983 and $639,678 for the three and nine months ended September 30, 2013, respectively. Our effective tax rate was 30.4% for both the three and nine months ended September 30, 2013. Our effective tax rate for the three and nine months ended September 30, 2013 differed from the U.S. Federal statutory rate primarily due to the domestic manufacturing deduction and the research and development tax credit enacted by the American Taxpayer Relief Act of 2012.  Collectively, the domestic production activities deduction and research and development tax credit decreased the effective tax rate by approximately 6.5%. This benefit was partially offset by higher U.S. state taxes, which increased the effective tax rate by approximately 2.3%.

As of September 30, 2014 and December 31, 2013, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2008 and subsequent years.

11 — Segment, Customer and Geographic Information

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible IV infusion pump systems and products for use by hospitals and acute care facilities during MRI procedures.

In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
United States	$3,529,024	$1,654,100	$10,195,841	$5,490,016
International	282,923	825,649	1,873,712	2,393,055
	$3,811,947	$2,479,749	$12,069,553	$7,883,071

Property and equipment, net, information by geographic region is as follows:

	September 30, 2014	December 31, 2013
	(unaudited)
United States	$685,463	$256,386
International	69,804	70,957
	$755,267	$327,343

During the three months ended September 30, 2014 and 2013, respectively, revenue from devices was $3,125,189 and $2,012,978, while revenue from disposable IV sets and services were $686,758 and $466,771. During the nine months ended September 30, 2014 and 2013, respectively, revenue from devices was $10,174,816 and $6,386,505, while revenue from disposable IV sets and services were $1,894,737 and $1,496,566.

Revenue for the three months ended September 30, 2013 included sales to two international customers that represented 20.9% of total revenue for the three months ended September 30, 2013.

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases.  In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our president, CEO and controlling stockholder, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $32,583, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

A summary of our non-cancelable operating lease commitments of September 30, 2014 is as follows:

Three months ending December 31, 2014	$97,749
2015	390,996
2016	390,996
2017	390,996
2018	390,996
2019	162,915
Total non-cancelable operating lease commitments	$1,824,648

Rent expense under our operating leases was $108,047 and $28,171 for the three months ended September 30, 2014 and 2013, respectively. Rent expense under our operating leases was $170,968 and $85,886 for the nine months ended September 30, 2014 and 2013, respectively.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $2,038,196 at September 30, 2014 and $1,758,242 at December 31, 2013. No amounts related to these purchase orders have been recognized in our balance sheet.

Uncommitted revolving credit facility.  We had an uncommitted revolving credit facility with Bank of America, National Association that provided for a maximum borrowing capacity of $100,000. This facility was terminated during the three months ended September 30, 2014 and we no longer have the ability to obtain advances from this revolving credit facility. Prior to the termination of this facility during the third quarter 2014 and throughout the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.

Legal matters.  On September 10, 2014, a Civil Action was filed in the U.S. District Count for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action is a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff is an alleged shareholder of the Company, and seeks relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 2, 2014. The complaint alleges that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleges “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Lam Civil Action is presently in the very early stages of litigation.  The Company disputes the plaintiff’s allegations and theories of liability, and intends to defend the case vigorously. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “IRADIMED” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “IRADIMED” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our CEO, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “IRADIMED” in the European Union. In addition, Radimed is seeking unspecified damages. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

In addition to the foregoing, we may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Related Party Transactions

In the early stages of the Company, our CEO provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. As of December 31, 2013, $6,333 remained outstanding. In March 2014 we repaid with cash the outstanding balance of the note payable.

The wife of our CEO provides various foreign language translation, consulting and website management services for the Company. For the three and nine months ended September 30, 2014, we expensed and paid $12,200 and $18,114, respectively, for these services.

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

Our Business

We are the leading provider of non-magnetic intravenous (“IV”) infusion pump systems that are safe for use during magnetic resonance imaging (“MRI”) procedures. Other electromechanical medical devices and pumps contain magnetic and electronic parts that are potentially dangerous to operate in the presence of the powerful magnet that drives an MRI. Our MRidium 3860+ MRI compatible IV infusion pump system has been designed with non-ferrous parts, ceramic ultrasonic motors, non-magnetic mobile stands and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Many critically-ill patients cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

As of September 30, 2014 we estimate that we had approximately 2,175 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We primarily generate revenue from the one-time sale of pumps and accessories, in addition to revenue generated from ongoing service contracts and the sale of proprietary disposable tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our ten direct sales representatives and two clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. Selling cycles for medical devices vary widely but are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a percentage fee based on sales of our products to their member hospitals. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. acute care facilities.

FDA Warning Letter

On September 2, 2014 we announced we received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) relating to an inspection of our facility that took place in April 2014. At the conclusion of the April inspection, FDA issued a Form 483 that identified eight observations. The majority of the observations related to procedures and documentation associated with the design, development and validation testing of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and procedures and processing related to handling certain reported complaints. We submitted responses to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s concerns.

FDA’s Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance. We intend to respond to this Warning Letter finding.

Also, the Warning Letter raised a new issue. The Warning Letter stated that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the Food, Drug and Cosmetic Act (the “FDCA”). These modifications were made over time. We believe they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDCA. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, including the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States.

We are working with the FDA to resolve this issue and resume commercial distribution of our products. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we sent an additional response that included supplemental information related to the Form 483 inspection observations for which the FDA considered our initial responses inadequate.

Financial Highlights and Outlook

Our total revenue increased $1.3 million, or 53.7%, to $3.8 million for the third quarter ended September 30, 2014, compared to $2.5 million for the third quarter of last year. Net income was $0.2 million, or $0.02 per diluted share, in the third quarter ended September 30, 2014, compared with net income of $0.3 million, or $0.03 per diluted share, in the third quarter last year. Revenue and net income for the third quarter 2014 were significantly impacted by the cessation of domestic MRI infusion pump shipments resulting from the Warning Letter.  We expect the domestic stop ship will continue to have a negative impact on revenue and net income until such time that we are able to resume domestic shipments.

We expect operating expenses to increase in 2014 due to increased headcount, higher depreciation expense from additional capital expenditures, the costs associated with our new corporate headquarters, the costs associated with addressing the Warning Letter, the costs associated with addressing legal matters, and the costs of being a public company. We expect inventory to increase as we continue to build our MRidium 3860+ MRI infusion pump systems in anticipation of receiving FDA clearance to resume domestic shipments.

On July 21, 2014, we completed our initial public offering (“IPO”) and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25. The IPO generated net proceeds of approximately $12.4 million, after deducting underwriting discounts and expenses of approximately $2.0 million. These expenses were recorded against the proceeds received from the IPO. Concurrent with the closing of the IPO, all outstanding preferred stock was automatically converted into common stock on a 1:1 basis.

Associated with our IPO, we issued the underwriters warrants to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the warrants was $611,000. The warrants are exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The warrants are exercisable at a per share price equal to $8.13 per share, or 130% of the public offering price per share of our common stock in the IPO. The exercise price and number of warrant shares may be adjusted upon (1) voluntarily at our discretion, or (2) if we undertake a stock split, stock dividend, recapitalization or reorganization of our common stock into a lesser / greater number of shares, the warrant exercise price will be proportionately reduced / increased and the number of warrant shares will be proportionately increased / decreased. The warrants may only be settled through the issuance of our common stock in exchange for cash. We have classified the warrants as equity and incremental direct costs associated with our IPO. Accordingly, the warrants do not impact our financial statements.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Registration Statement, under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the nine months ended September 30, 2014.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.2	27.0	20.6	24.2
Gross profit	74.8	73.0	79.4	75.8
Operating expenses:
General and administrative	33.1	25.8	28.9	21.2
Sales and marketing	23.1	20.7	20.8	20.0
Research and development	8.0	12.1	6.2	8.4
Total operating expenses	64.2	58.6	55.9	49.7
Income from operations	10.7	14.3	23.5	26.2
Other income, net	(0.2)	0.8	0.1	0.5
Income before provision for income taxes	10.4	15.1	23.6	26.7
Provision for income taxes	4.2	4.6	8.8	8.1
Net income	6.2%	10.5%	14.7%	18.6%

Three Months Ended September 30, 2014 and 2013

Revenue

Revenue increased approximately $1.3 million, or 53.7%, to $3.8 million for the three months ended September 30, 2014, compared to $2.5 million for the same period in 2013. This increase was primarily attributable to higher domestic sales as a percent of total revenue during the third quarter 2014, compared to the same quarter last year and an increase in the number of our MRI compatible IV infusion pump systems sold during the third quarter 2014 compared to the third quarter 2013.

Revenue from sales in the U.S. increased approximately $1.8 million, or 113.4%, to $3.5 million for the three months ended September 30, 2014, from $1.7 million for the same period in 2013. Revenue from sales internationally decreased approximately $0.5 million, or 65.7%, to $0.3 million for the three months ended September 30, 2014, from $0.8 million for the same period in 2013.

Revenue from sales of devices increased approximately $1.1 million, or 55.3%, to $3.1 million for the three months ended September 30, 2014, from $2.0 million for the same period in 2013. During the three months ended September 30, 2014, we sold 112 MRI compatible IV infusion pumps compared to 90 pumps for the same period in 2013. The average selling price of our MRI compatible IV infusion pump systems during the three months ended September 30, 2014 was approximately $28,000, compared to $23,000 for the same period in 2013. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the three months ended September 30, 2014 compared to the same period in 2013.

Revenue from sales of our disposable IV sets and services increased approximately $0.2 million, or 47.1%, to $0.7 million for the three months ended September 30, 2014, from $0.5 million for the same period in 2013.

Revenue for the three months ended September 30, 2013 included sales to two international customers that represented 20.9% of total revenue for the three months ended September 30, 2013.

Cost of Revenue

Cost of revenue increased approximately $0.3 million, or 43.3%, to $1.0 million for the three months ended September 30, 2014, from $0.7 million for the same period in 2013. Gross profit increased approximately $1.1 million, or 57.6%, to $2.9 million for the three months ended September 30, 2014 from $1.8 million for the same period in 2013. Gross profit margin increased to 74.8% for the three months ended September 30, 2014, from 73.0% for the same period in 2013 primarily due to higher domestic sales, partially offset by unfavorable inventory variances.

General and Administrative

General and administrative expense increased approximately $0.6 million, or 96.9%, to $1.3 million for the three months ended September 30, 2014, from $0.7 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees and stock compensation expense for the third quarter 2014 when compared to the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.4 million, or 71.4%, to $0.9 million for the three months ended September 30, 2014, from $0.5 million for the same period in 2013. This is primarily the result of higher sales commissions resulting from higher sales, and higher salary and travel costs resulting from the increased size of our sales organization as of September 30, 2014 compared to the same period last year.

Research and Development

Research and development expense for the three months ended September 30, 2014 and 2013 was approximately $0.3 million. This is primarily the result of higher salary costs due to increased headcount, offset by lower outside prototyping and consulting services.

Other Income, Net

Other income, net consists of dividend income, foreign currency gains and losses, and other miscellaneous income. We reported other expense of approximately $9,000 for the three months ended September 30, 2014, compared to other income of approximately $19,000 for the same period in 2013. This is primarily the result of losses from foreign currency and other miscellaneous items.

Income Taxes

We recorded income tax expense of approximately $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The higher income tax expense for the third quarter of 2014 is due to higher income before provision for income taxes and an increase in our effective tax rate when compared to the same period in 2013. Our effective tax rate for the third quarter of 2014 was 40.3% compared to 30.4% for the same period in 2013. The increase in our effective tax rate was the result of higher state tax expense and the expiration of the research and development tax credit at the end of 2013.

Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue increased approximately $4.2 million, or 53.1%, to $12.1 million for the nine months ended September 30, 2014, compared to $7.9 million for the same period in 2013. This increase was primarily attributable to higher domestic sales as a percent of total revenue during the nine months ended September 30, 2014, compared to the same period last year and an increase in the number of our MRI compatible IV infusion pump systems sold during the nine months of 2014 compared to the same period in 2013.

Revenue from sales in the U.S. increased approximately $4.7 million, or 85.7%, to $10.2 million for the nine months ended September 30, 2014, from $5.5 million for the same period in 2013. Revenue from sales internationally decreased approximately $0.5 million, or 21.7%, to $1.9 million for the nine months ended September 30, 2014, from $2.4 million for the same period in 2013.

Revenue from sales of devices increased approximately $3.8 million, or 59.3%, to $10.2 million for the nine months ended September 30, 2014, from $6.4 million for the same period in 2013. During the nine months ended September 30, 2014, we sold 404 MRI compatible IV infusion pumps compared to 289 pumps for the same period in 2013. The average selling price of our MRI compatible IV infusion pump systems during the nine months ended September 30, 2014 was approximately $25,000, compared to $22,000 for the same period in 2013. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the nine months ended September 30, 2014 compared to the same period in 2013.

Revenue from sales of our disposable IV sets and services increased approximately $0.4 million, or 26.6%, to $1.9 million for the nine months ended September 30, 2014, from $1.5 million for the same period in 2013.

Cost of Revenue

Cost of revenue increased approximately $0.6 million, or 30.5%, to $2.5 million for the nine months ended September 30, 2014, from $1.9 million for the same period in 2013. Gross profit increased approximately $3.6 million, or 60.3%, to $9.6 million for the nine months ended September 30, 2014 from $6.0 million for the same period in 2013. Gross profit margin increased to 79.4% for the nine months ended September 30, 2014, from 75.8% for the same period in 2013 primarily due to favorable labor and overhead utilization rates, partially offset by unfavorable inventory variances.

General and Administrative

General and administrative expense increased approximately $1.8 million, or 108.5%, to $3.5 million for the nine months ended September 30, 2014, from $1.7 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees, business insurance, stock compensation expense and administration fees paid to group purchasing organizations, partially offset by lower bad debt expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.9 million, or 58.7%, to $2.5 million for the nine months ended September 30, 2014, from $1.6 million for the same period last year. This is primarily the result of higher sales commissions resulting from higher sales, and higher salary and travel costs resulting from the increased size of our sales organization as of September 30, 2014 compared to the same period last year.

Research and Development

Research and development expense increased approximately $0.1 million, or 13.4%, to approximately $0.8 million for the nine months ended September 30, 2014, from approximately $0.7 million in the same period last year. This is primarily the result of higher salary costs due to increased headcount and stock compensation expense, partially offset by lower outside prototyping and consulting services.

Other Income, Net

We reported other income of approximately $6,000 for the nine months ended September 30, 2014, compared to other income of approximately $38,000 for the same period last year. We reported approximately $18,000 of miscellaneous income for the nine month ended September 30, 2014 compared to miscellaneous income of approximately $48,000 for the same period last year.

Income Taxes

We recorded income tax expense of approximately $1.1 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. The higher income tax expense for the nine months ended September 30, 2014 was due to higher income before provision for income taxes and an increase in our effective tax rate. Our effective tax rate for the nine months ended September 30, 2014 was 37.5% compared to 30.4% for the same period in 2013. The increase in our effective tax rate was the result of higher state tax expense and the expiration of the research and development tax credit at the end of 2013.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. In July 2014, we completed our IPO and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.4 million, after deducting underwriter discounts and expenses of approximately $2.0 million. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of September 30, 2014, we had cash and cash equivalents of approximately $18.1 million, stockholders’ equity of $20.2 million, and working capital of $19.1 million. As of December 31, 2013, we had cash and cash equivalents of $2.5 million, stockholders’ equity of $5.4 million, and working capital of $4.9 million.

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

For the nine months ended September 30, 2014, cash provided by operations increased approximately $2.8 million to $3.5 million, compared to cash provided by operations of $0.7 million for the same period in 2013. This increase was primarily the result of a net increase of approximately $1.4 million in certain operating assets and liabilities and $0.9 million related to accrued income taxes resulting from the application of a tax overpayment made during 2013. The sum of our net income and certain non-cash expense items, such as stock compensation, depreciation and amortization was approximately $2.4 million for the nine months ended September 30, 2014 compared to $1.8 million for the same period last year.

Cash used in investing activities was approximately $274,000 for the nine months ended September 30, 2014 compared to $147,000 for the same period last year. We used $505,000 of cash to purchase property and equipment during the nine months ended September 30, 2014 compared to $121,000 for the same period last year. Total expenditures for property and equipment include $286,000 related to the move into our new headquarters facility. We also liquidated our available-for-sale securities during the three months ended September 30, 2014 for $255,000.

Cash provided by financing activities was approximately $12.4 million for the nine months ended September 30, 2014 compared to cash used in financing activities of $214,000 for the same period last year. In July 2014, we completed our IPO and sold 2,318,400 shares of common stock (including 302,400 shares sold to the underwriter upon its exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share, generating approximately $14.5 million. Payment of issuance costs totaled approximately $2.1 million. We also used $6,000 during the nine months ended September 30, 2014 to repay in full the officer note payable. During the nine months ended September 30, 2014, we made principal payments of approximately $214,000 on the officer note payable.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2013, one customer accounted for 10.8% of gross accounts receivable.

In July 2014, we completed the move of our manufacturing operations and headquarters facility into a new building that is approximately 24,000 square feet located in Winter Springs, Florida. The new facility has been leased from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,583, adjusted annually for changes in the consumer price index.

We had an uncommitted revolving credit facility with Bank of America, National Association that provided for a maximum borrowing capacity of $100,000. This facility was terminated during the three months ended September 30, 2014 and we no longer have the ability to obtain advances from this revolving credit facility. Prior to the termination of this facility during the third quarter 2014 and throughout the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2014. We had no other off-balance sheet arrangements during the nine months ended September 30, 2014 or for the year ended December 31, 2013 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated cash, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2014 and 2013.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds or discrete short-term investments. Interest income earned on our cash equivalents is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 10% from levels at September 30, 2014 and 2013, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2014 and 2013. This is based on sensitivity analyses performed on our cash equivalents as of September 30, 2014 and 2013. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, changes in the relationship between short-term and long-term interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2014, a Civil Action was filed in the U.S. District Court for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action is a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff is an alleged shareholder of the Company, and seeks relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 2, 2014. The complaint alleges that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleges “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Lam Civil Action is presently in the very early stages of litigation.  The Company disputes the plaintiff’s allegations and theories of liability, and intends to defend the case vigorously. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “IRADIMED” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “IRADIMED” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our CEO, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “IRADIMED” in the European Union. In addition, Radimed is seeking unspecified damages. We have not accrued for any loss related to this matter as we believe that any such loss is not probable or estimable.

Item 1A. Risk Factors

Risks Relating to Our Business and Financial Condition

Our financial performance is currently dependent on a single product and the FDA has issued a warning letter requesting that we immediately cease commercial distribution of such product.

Our current revenue and profitability is dependent on the sale of the MRidium 3860+ and 3850/R MRI compatible IV infusion pump system and the ongoing sale of disposable tubing sets related to them. Sales of the MRidium 3860+ and 3850/R MRI compatible IV infusion pump systems have historically comprised a substantial majority of our net revenue. Our near-term revenue and profitability will, accordingly, be dependent upon our ability to successfully market and sell this Class II medical device.

On September 2, 2014 we announced we received a Warning Letter from the FDA. The FDA stated in the Warning Letter that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the Food, Drug and Cosmetic Act (the “FDCA”). Such updates occurred periodically over time. As stated in the warning letter, the FDA indicated that the modifications of the software related to the MRidium 3860 from version 2.0 to current version 3.5.1 and the modifications of the software related to the MRidium 3850 from version 1.0 to version 585.11.1 as “significant” modifications because they could significantly affect the safety or effectiveness of the devices. As a result, the Warning Letter alleges that the products being sold by us are “adulterated” and “misbranded” under the FDCA. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, such as the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States. This immediately had, and for as long as we are unable to resume commercial distribution of our product, will continue to have, a significant adverse effect on our business and our financial condition.

We are working with the FDA to resolve this issue and resume commercial distribution of our product. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we sent an additional response that included supplemental information. There can be no guarantee that our efforts will be successful and that we will be able to resume commercial distribution of our product. The FDA could require us to notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse our request for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

In addition to the regulatory challenges described above, the MRidium 3860+ or 3850/R MRI compatible IV infusion pumps could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including:

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

We are currently subject to securities class action litigation and derivative litigation and we may be subject to similar or other litigation in the future.

We and certain of our officers and/or directors are defendants in a lawsuit filed in the United States District Court for the Southern District of Florida, brought on behalf of our stockholders that alleges that the defendants failed to disclose material information concerning our compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The lawsuit additionally alleges “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class comprised of purchasers of our common stock during the period from July 15, 2014 through September 2, 2014 and seeks damages, costs and expenses and such other relief as determined by the Court.

While we believe we have meritorious defenses and intend to defend this lawsuit vigorously, we cannot predict the outcome of this lawsuit. We believe that there may be additional suits or proceedings brought in the future. Legal fees and costs incurred in connection with such activities may be significant and we could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our business, financial condition and our common stock. Regardless of the outcome, these claims may result in injury to our reputation, significant costs, diversion of management’s attention and resources, and loss of revenue.

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

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had accounts receivables from one or two customers that accounted for 10.0% or more of our gross accounts receivable.  As a result, we are exposed to a certain level of concentration of credit risk.  If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

We rely on distributors for all of our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have historically represented approximately one-quarter to one-third of our net revenues, and we intend to continue our efforts to increase our sales in Europe, Japan and other countries. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-quarter to one-third of our net revenues and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the United States include:

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

The market’s perception of our products could be harmed if any of our products or similar products offered by others in our industry become the subject of negative publicity due to a product safety issue, withdrawal, recall, or are proven or are claimed to be harmful to patients. The FDA Warning Letter may harm the market perception of our company and products. The harm to market perception may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Park, Florida in June 2010 and more recently between April 7 and April 16, 2014. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. As described above, the FDA subsequently issued a Warning Letter that has resulted in us ceasing to distribute our primary product in the United States. See the risk factor entitled, “Our financial performance is currently dependent on a single product and the FDA has issued a warning letter requesting that we immediately cease commercial distribution of such product.”

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

We also rely on, or intend to rely on, our trademark, trade names, and brand names to distinguish our products from the products of our competitors and have registered or applied to register our own trademarks. We have filed one U.S. trademark application for “IRADIMED,” but there is no guarantee that our trademark application will be approved. We also have recently filed for trademark protection for the name of our U.S. product “MRidium“. Third parties may also oppose any of our trademark applications or otherwise challenge our use of our claimed trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

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

Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

•                                          a lack of liquidity in the public trading of our common stock;

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

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  In addition, shares held by our stockholders prior to our initial public offering are currently subject to a lock-up agreement, but will be released in the near future.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Our directors, officers and stockholders who previously held all of our preferred stock, which automatically converted into common stock upon the closing of our initial public offering, hold approximately 8.4 million shares of common stock. These shares are subject to lock-up agreements that prevent their holders from selling any of their shares until January 12, 2015. After the lock-up agreements expire, up to approximately 1.0 million shares will be eligible for immediate sale in the public market and approximately 7.4 million shares held by affiliates will become salable subject to volume limitations under Rule 144 under the Securities Act.  Roth Capital Partners LLC may, in its sole discretion, permit shares subject to the lock-up to be sold prior to the 180-day expiration period. If these stockholders sell, or indicate an intention to sell, our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Moreover, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

We believe that our business practices have become more visible as a public company, and this could impact our competitive environment and our risk of potential litigation.

As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible potentially exposing us to new competition and threatened or actual litigation, including by competitors and other third parties. New competition could result in reduced sales of our products and adversely impact our profitability. If lawsuits prevail against us, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may and have become involved in securities class action litigation that could divert management’s attention from our business and adversely affect our business and could subject us to significant liabilities.

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

If securities or industry analysts fail to initiate research coverage of our stock, downgrade our stock, or discontinue coverage, our trading volume might never develop and our stock price could decline.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IRADIMED CORPORATION

Dated: November 13, 2014	/s/	Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

	/s/	Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)