Form 10-K
period 2014-12-31
IRADIMED CORP
filed 2015-03-23
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NO. 001-36534

IRADIMED CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 677-8022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of	Name of each exchange
Each Class	on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC
(Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Capital Market on July 16, 2014.

There were 10,972,150 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2015. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

Documents Incorporated by Reference: Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•                  our ability to receive clearance of our 510(k) submission, resolve various matters identified in the FDA Warning Letter, additional actions by or requests from the FDA (including a request to cease domestic distribution of products) and unanticipated costs or delays associated with the resolution of these matters;

•                  our ability to resolve a securities class-action lawsuit that has been filed against us in connection with the FDA Warning Letter and shipment stoppage;

•                  our reliance on a single product;

•                  our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•                  our expectations regarding the sales and marketing of our products and product candidates;

•                  our expectations regarding the integrity of our supply chain for our products;

•                  the timing and likelihood of FDA approvals and regulatory actions on our product candidates and product marketing activities;

•                  the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•                  our expectations for market acceptance of our new products;

•                  the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;

•                  our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;

•                  the implementation of our business strategies;

•                  the potential for exposure to product liability claims;

•                  our financial performance expectations;

•                  our ability to compete in the development and marketing of our products and product candidates with other competitors in the industry;

•                  difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;

•                  changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;

•                  cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;

•                  costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;

•                  actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;

ii

•                  costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;

•                  the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;

•                  interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;

•                  uncertainties in our industry due to government healthcare reform;

•                  competitive pressures in the markets in which we operate;

•                  the loss of, or default by, one or more key customers or suppliers; and

•                  unfavorable changes to the terms of key customer or supplier relationships.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements, except as required by Federal Securities laws.

iii

PART I

ITEM 1.                                                BUSINESS

Overview

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “us”, “our”) develops, manufactures, markets and distributes magnetic resonance imaging (“MRI”) compatible products, and today, we are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems. We were the first to develop an infusion delivery system that neutralizes the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our MRidium MRI compatible IV infusion pump system uses a patented non-magnetic ultrasonic motor and other uniquely-designed non-ferrous parts that enable accurate, safe and dependable fluid delivery to patients undergoing an MRI procedure.

With the expanding use of MRI procedures, both traditional procedures and new intraoperative and interventional procedures, safe and reliable infusion delivery in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President and Chief Executive Officer, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI safe infusion system in 2004. Since launching our first generation MRI compatible IV infusion pump system in 2005, we have continued to modify and improve our system, and we have leveraged our development strengths and unique market position to expand our customer base and profitability. We were incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014.

We sell our products primarily to acute care facilities and outpatient imaging centers, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. Today, our direct sales force consists of ten sales representatives, supplemented by two clinical support representatives. Our goal is to expand our U.S. sales force to 14 by the end of 2015. We have distribution agreements with 35 independent distributors selling our products internationally.

As of December 31, 2014 we estimate that we had approximately 2,300 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We generate revenue from the one-time sale of pumps and accessories, ongoing service contracts and the sale of disposable IV tubing used during each scan. Our revenue growth has accelerated since initiating our direct sales effort. In fiscal year 2014, our revenue reached $15.6 million and our operating profit was $3.1 million representing an operating margin of 19.6%. This operating margin reflects the blended results of our IV infusion pumps, pump upgrades and disposable IV tubing sets.

History and Development

Mr. Susi founded Invivo Research Inc. in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research Inc. from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices during MRI procedures. Invivo Research was acquired by Invivo Corporation in 1992, which began trading on the NASDAQ Stock Exchange in 1994. Mr. Susi served as a Director of Invivo Corporation from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo Corporation was acquired by Intermagnetics General Corporation in 2004 for $152 million. The Invivo system, currently owned by Koninklijke Philips NV (NYSE: PHG), continues to maintain its position as the market-leading MRI compatible vital signs monitor.

Mr. Susi began exploring the market for an MRI compatible IV infusion pump while at Invivo. Invivo subsequently disclaimed any interest in the infusion pump and acknowledged that Mr. Susi was free to pursue the infusion pump development for his own account. Accordingly, after leaving Invivo in January 2004, Mr. Susi began the formal and detailed development of what subsequently has become our MRidium MRI compatible IV infusion pump system. During 2005, he assembled a team of individuals experienced in the medical device industry, many of whom were former employees of Invivo. This first generation MRI compatible IV infusion pump system and its associated proprietary IV tubing sets obtained FDA market clearance in March 2005 after which point we began our sales and marketing efforts.

We initially marketed the product ourselves in the U.S. with limited sales staff, and within one year, commenced international sales through a network of distributors. In 2006, we signed an exclusive distribution agreement with Mallinckrodt/Tyco Healthcare (now part of Medtronic plc (NYSE: MDT) for domestic and Canadian distribution of our products including the MRidium 3850 MRI compatible IV infusion pump system. The exclusive arrangement ended in 2010, allowing us to implement a direct marketing strategy with our own sales force in the U.S. and Canada.

In 2009, we introduced our second generation MRI compatible IV infusion pump system, the MRidium 3860+ which improved upon the previous 3850 version in a number of areas, including the addition of SpO2, blood oxygen saturation monitoring, and remote wireless monitoring capability. An SpO2 monitor can signal when an insufficient level of oxygen is being supplied to the body. Our MRidium 3860+ is the leading MRI compatible IV infusion pump system on the market today. In 2011, we introduced the iMagox product line, a standalone SpO2 patient monitor which was based on our MRI compatible SpO2 monitoring system with a wireless remote control for international distribution only.

Industry

We currently compete in the MRI compatible IV infusion pump systems market.

Need for MRI Compatible IV Infusion Pumps

MRI is a widely-used, non-invasive medical imaging technique to visualize vital organs, body function and to identify blockages, abnormalities and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRidium MRI compatible IV infusion pump offers a way to deliver critical IV fluids safely and accurately, thereby allowing the expanded use of MRI procedures.

While the benefits and utility of interventional MR are known, there are hazards intrinsic to the MR environment which must be respected. These hazards may be attributed to a powerful static magnetic field, pulsed gradient magnetic fields, and pulsed radio frequency fields. The MRI suite is a harsh place for medical devices, and safe and proper patient care requires specialty equipment that is specifically designed and built for the MR environment. Many of the dangers and problems present in the MR environment can be solved through use of non-magnetic equipment that have operational safeguards and that maintain performance standards within a harsh magnetic environment while maintaining patient safety. Designing an IV infusion pump system to operate safely and effectively in the MR environment requires overcoming significant technical hurdles.

Intravenous fluids are needed during MRI procedures for many different reasons. Infusion pumps provide sedation to patients who are not able to lie still during an MRI scan and a continuous flow of critical medications to seriously ill patients. Given the benefits to patient safety, radiology departments performing the scan, anesthesia departments delivering sedation and critical care specialists responsible for delivering critical medications during MRI procedures often initiate requests for an MRI compatible IV infusion pump.

Conventional Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients undergoing an MRI who require IV medications during their imaging procedure: (1) use conventional (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (2) do not offer MRI treatment to patients requiring IV medications or sedation; (3) proceed and accept patients for an MRI procedure but stop the flow of IV fluids during the procedure; (4) allow the uncontrolled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks.

Use of multiple lengths of extension tubing can cause inaccuracies, waste and false alarms or, more seriously, delayed alarms for equipment issues such as occlusion, especially when low flow rates are being used. Such makeshift extension sets can also affect the effectiveness of fluid delivery. A clinician’s adjustment of dosage and other settings may take longer to reach the patient due to the over-extended tubing.

Further, there are risks in using a conventional IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MR system, resulting in potentially deadly projectiles. Moreover, an MR scanner’s gradient magnetic field and RF fields can send currents in cables and other conductive materials that are near the MR system and cause the cables to heat. Hot cables may result in burns if they come into contact with a patient. Other problems include devices malfunctioning if they are not properly designed for use in the harsh MR environment and low-quality images due to artifacts caused by RF interference emitted from ancillary equipment.

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution for use with their conventional IV pumps, but the approach was not widely adopted. The major problem with this approach is that a highly magnetic conventional IV infusion pump is still being introduced into a hazardous MRI environment which can lead to projectile accidents. Moreover, a Faraday cage with the conventional IV infusion pump must be kept approximately 5 to 10 feet from the scanner. By contrast, our product can be safely placed anywhere in the scanner room including next to the scanner. We are not aware of any “shielded box” installations in use in the U.S. or any with a FDA 510(k) clearance and hence, we expect little current competition from this approach in the U.S.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution and hence a truly MRI compatible product.

Market Opportunities

Exit of Competitor from Market

During 2012, our only direct competitor in the MRI compatible IV infusion pump business, Bayer Radiology (formerly MEDRAD, Inc.), became the subject of an FDA recall with respect to its then market-leading Continuum device. In mid-2012, Bayer Radiology announced that it was discontinuing, until further notice, all new sales of Continuum leaving us as the only known global supplier of MRI compatible IV infusion pumps. During 2013, Bayer Radiology announced its decision to commence removal of its pump systems from the U.S. market, and to discontinue support throughout the world by June 30, 2015 due to ongoing regulatory issues, at which time Bayer Radiology will end its limited supply of its proprietary consumable IV sets that some current customers are receiving.

As a result of Bayer Radiology’s announced exit from the market, we anticipate that many Continuum customers will replace their MRI compatible IV infusion pumps with our MRidium 3860+ system. We are continuing to expand our direct sales force in the U.S. and believe that our pump sales will be favorably impacted by the exodus of Bayer. We intend to market aggressively to this existing user base as well as to new potential users.

Expansion of Inter-Hospital Use of MRI Compatible IV Infusion Pumps

We currently market our MRI compatible infusion pumps primarily to the MRI departments of hospitals. We believe, however, that there is potential for expanded deployment of our MRI compatible IV infusion pumps within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other locations within the hospital with a high probability that interventional radiology procedures will need to be performed on patients. Expanded use of our additional MRI compatible IV infusion pumps would serve as a type of transport pump and allow for consistent administration of IV fluids without interruption and easy transfer from the ICU or ER to the MRI scanner room.

It frequently becomes necessary for a patient in the ICU or ER who is connected to an IV infusion pump that is delivering critical medications to be quickly moved to the MRI facility for immediate imaging. The presence of multiple MRI compatible IV infusion pumps or pump channels, for each IV line, enables the orderly and rapid transfer between IV infusion pumps by allowing patients to be prepared for an MR procedure and setup on our MRidium MRI compatible IV infusion pump in the ICU or ER. Seriously ill patients are generally at higher risk when they are away from the resources of the ICU or ER, and efficient IV infusion pump transfer minimizes the time the patient spends away from the ICU or ER.

We believe there is a link between the number of infusions and infusion pumps and the onset of equipment-related adverse events during the intra-facility transport of critically ill patients. We therefore believe that placing our MRI compatible IV infusion pumps in ICU and ER facilities could reduce patient adverse events associated with the transport and pump exchange within the hospital.

Recently some hospitals have begun to use MRI during surgical procedures. Neurosurgical interventions have been at the forefront of this development in image-guided surgery, followed by otolaryngological procedures. As MR-guided intervention during surgery has been deployed, the degree of complexity in supplemental devices has increased markedly. Much of the effort required for successful implementation of intraoperative MRI has been in development and testing of anesthesia equipment, patient monitoring devices, infusion pumps and surgical instruments and accessories, all of which need to be MRI compatible if used near the MRI scanner. Intraoperative MRI is expanding demand for our MRI compatible IV infusion pump system from the MRI suite to the surgical suite of the hospital, again with multiple pump channels for multiple IV lines.

Strategy

Company Objective

Our objective is to become the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. In particular, our goal is to increase the safety of MRI diagnostics for critically ill patients and children by minimizing potential complications with IV infusions and vital signs monitoring.

We seek to grow our business by, among other things:

Driving market awareness of MRI compatible IV infusion pumps and the safety risks associated with using conventional IV pumps with long IV lines.

We believe that the largest potential market for our MRI compatible IV infusion pumps is the segment of the market that is currently using workaround solutions. Such solutions include using conventional pumps outside the MRI scanner room and attaching multiple extension lines of IV tubing sets through the wall or under the door into the MRI scanner room to reach the patient. This practice of makeshift setups is fraught with risks to the patient and unnecessary costs and inefficiencies. These risks and inefficiencies include:

•                  Infection risk from running lengthy IV tubing sets through the wall or under the door;

•                  Risk of inaccuracy from using a conventional IV infusion pump with multiple extension lines;

•                  Potential medication occlusion and lengthy alarm notification delays due to multiple extension lines, posing a great risk to a patient on critical medications;

•                  Excess medication costs due to the disposal of multiple extension IV tubing sets filled with unused medication at the end of the procedure; and

•                  Lost productivity and MRI scanning time due to the lengthy set up time required for multiple extension lines.

We believe that increased market awareness and education will be required for potential customers to appreciate the value for patients and the hospital of an efficient and patient-safe MRI environment which includes MRI compatible IV infusion pumps.

Continuing to innovate with MRI compatible patient care products.

Our management team collectively has more than 100 years of experience with MRI compatible products. We have entrenched relationships with many of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon MRidium’s innovative MRI compatible technologies to create next generation pump systems. We intend to leverage this experience and collaboration to innovate and commercialize other technologically-advanced MRI patient care products, such as a device for assisting resuscitation and a thermal management unit.

Developing a New Resuscitation/Monitoring System.

We currently have under development a new resuscitation device with a separate multi-parameter vital signs monitor that is MRI compatible. We plan to launch the vital signs monitor in 2016. When providing anesthesia care in the MRI environment, the same requirements for safe resuscitation and monitoring that apply in a typical operating room must be satisfied. Our device is being developed using MRI compatible technology to safely deliver therapy and monitor all of the required basic vital signs parameters including electrocardiography, pulse oximetry, non-invasive blood pressure, capnography, and temperature. Our device will be designed to have a monitoring/remote station, with wireless communication capability outside of the scanner room (in the control room).

Acquiring synergistic MRI patient care companies, products or technology licenses to accelerate our product development and leverage our existing direct sales organization in the U.S.

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the acquisition of technologies and intellectual property of others. We have an effective and growing direct sales organization in the U.S. and a team of experienced international distributors that can effectively go to market with additional MRI patient care products. We intend to actively analyze opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market is still in its early stages of growth given the low rate of market penetration, and we aim to drive increased awareness and adoption of our products by:

Expanding our MRI-focused U.S. direct sales force and our international sales efforts.

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development and expansion of our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expansion of the market through better education on advantages to patients, clinicians and hospitals of our products and the shortcomings of current workaround solutions. Our challenge in the past has been an understaffed direct sales team and a limited ability to educate our potential customers.

Since 2011, our U.S. sales team has grown from one sales representative to a team of ten direct sales representatives and two clinical support representatives. We intend to continue to grow our specialized, MRI product-focused sales team and to support it with clinical support representatives as the business dictates. We will market to current users of the Continuum system of our former competitor, Bayer Radiology, who will soon be without a viable solution. In addition, we believe that we can significantly increase sales of our MRidium MRI compatible IV infusion pump by also calling on anesthesia and critical care departments, to help influence hospitals’ purchasing decisions. We believe that this strategy will likely expand the number of acute care facilities using our MRI compatible products and increase the average number of MRI compatible IV infusion pumps per acute MRI.

Internationally, our focus in 2015 and beyond is to work with our distributors in key target markets, such as Europe and Japan, to expand the business and augment our market penetration rates. In the future, we plan to expand our internal capacity to serve these high potential markets by adding dedicated regional sales managers located outside the U.S. to oversee our relationships at the local level.

Supporting commercial efforts with evidence-based information.

We have developed a white paper that documents the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We believe that this kind of evidence-based documentation will help us to provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRidium MRI compatible IV infusion pump.

Providing best in class customer service and user experience.

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases an MRidium MRI compatible IV infusion pump, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We have devoted a significant amount of time and training to ensure that this educational experience is a success. This training is performed most commonly by our sales staff and is augmented by our clinical support representatives; however, we intend to hire more clinical support specialists to improve our initial training experience and ongoing customer support. We believe that a positive user experience will be critical to driving increased rates of utilization of our products.

Our Products

The MRidium MRI compatible IV infusion pump system is based upon a patented non-magnetic ultrasonic motor and other uniquely-designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

•                  The only non-magnetic MRI compatible IV infusion pump system specifically designed and built for the MRI environment.

•                  A mobile, rugged, easy-to-operate, and reliable system with a strong safety record.

•                  Able to operate virtually anywhere in the MRI scanner room; approved for use in the presence of 0.2T to 3T magnets and fully operational up to the 10,000 gauss-line.

•                  The only non-magnetic MRI compatible IV infusion pump available with a Dose Error Reduction System (“DERS”) to reduce the risk of medication errors and simplify clinician monitoring.

•                  Available with a wireless remote display/control providing clinicians and technicians control and visibility from outside of the MRI scanner room.

•                  Available with an add-on channel allowing for the easy addition of a second IV line for patients requiring multiple IV medications at a low incremental cost to the hospital.

•                  Available with a built-in SpO2 monitor using Masimo SET® technology and a specially designed fiber optic SpO2 sensor allowing one device to monitor oxygen saturation levels while safely providing IV infusion during an MRI procedure.

The following diagram is an aerial view of an MRI scanner room with a top-of-the-line 3T magnet. The gauss-lines illustrate the distance from the magnet where various types of infusion pumps can safely operate. Our MRidium MRI compatible IV infusion pump is the only pump on the market approved to operate safely and reliably near the patient (area shown in blue). All of the other pumps must either be placed at a distance from the MRI scanner or outside of the scanner room entirely.

7.3 M
5.2 M
1 M
3T
Magnet
MRI Magnet Room
> 10,000 gauss
Iradimed's products (safe < 10,000 gauss)
Current other MRI compatible products (safe < 200 gauss)
Conventional pumps with extendeed tubing (must operate outside MRI Magnet Room)

Our MRI compatible IV infusion pump system includes the 3860+ MRI compatible IV infusion pump, proprietary single-use IV tubing sets, a non-magnetic pole and a lithium battery. In addition, we offer optional upgrade systems including the 3865 Remote Display/Control, 3861 Side Car, DERS, and an SpO2 monitor as discussed below.

MRidium 3860+ MRI Compatible IV Infusion Pump

The MRidium 3860+ MRI compatible IV infusion pump system was introduced in 2009 and improved upon the strong performance and features of our first generation MRidium 3850 MRI compatible IV infusion pump system. Our pump systems can operate dependably in the presence of 0.2T to 3T magnets and are fully operational up to the 10,000 gauss-line. This means they are highly versatile and can operate virtually anywhere in the MRI scanner room, including close to the MRI scanner. The MRidium 3860+ MRI compatible IV infusion pump system has a 10-key numeric input keypad making our system easy to accurately program and operate. Our pumping range of 0.1 mL per hour to 1,400 mL per hour provides a broad range of fluid flow control. Our broad range of infusion rates support differing patient needs including low levels for pediatric sedation, mid-levels for continued IV infusion of medications to critically-ill patients and high levels in the event of emergency situations. Our MRidium 3860+ MRI compatible IV infusion pump system offers a dose rate calculator, bolus dose programming, full alarm settings, and a rechargeable battery with a 12-hour battery life.

MRidium 3860+ IV Tubing Sets

The MRidium 3860+ MRI compatible IV infusion pump system utilizes proprietary fluid delivery tubing sets, each known as an “IV tubing set.” Each use of our MRI compatible IV infusion pump requires a disposable IV tubing set. We offer a variety of IV tubing sets for varying MRI scenarios and these include our standard “spike” infusion set, syringe adapter infusion set and extension infusion set. Each of our IV tubing sets is latex-free and DEHP-free.

•                  MRidium 1056 Standard Infusion Set. Our standard “spike” infusion set features the ability to accurately deliver liquids from either a bottle or IV bag. Our standard infusion set contains two needle-free injection ports and is typically used when starting a new infusion from a bottle or bag.

•                  MRidium 1057 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The vented syringe adapter set benefits from a low priming volume of 4 ml, which minimizes inefficient waste of medication. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.

•                  MRidium 1058 Extension Infusion Set. Our extension infusion set allows users to transfer a patient on a non-MRI infusion pump to our MRidium MRI compatible IV infusion pump. The user simply disconnects the existing IV tubing at the patient site and connects and primes the MRidium extension set to the existing IV tubing. Once removed from the conventional infusion pump and connected to our MRidium MRI compatible IV infusion pump, the user can program the pump and begin the infusion. The extension set includes one needle-free injection port and is typically used to provide uninterrupted critical medications to a severely ill patient during an MRI procedure.

MR IV Pole

We offer a fully-functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support two MRidium MRI compatible IV infusion pumps, each with a side car. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluids.

Optional Features

Our 3860+ MRI compatible IV infusion pump system gives customers the ability to adapt their systems to meet their specific needs. In addition to our standard product features, we also offer system upgrades which include a wireless remote control/display, a modular add-on second IV channel through our “Side Car,” DERS and an imbedded SpO2 monitor. We also offer rechargeable lithium polymer battery packs which have 12-hour battery life when not connected to an electrical outlet.

3865 MRidium Wireless Remote Display/Control

Our wireless remote control units allow for complete control and monitoring of the MRidium MRI compatible IV infusion pump system from the control room (outside of the MRI scan room). The 3865 MRidium Wireless Remote relays all commands and displays information bi-directionally between the MRI compatible IV infusion pump and the remote control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote control unit utilizes a proven MRI compatible 2.4 GHz FH (frequency hopping) spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote control unit to adjust a second pump channel when used in combination with our Side Car unit discussed below. Our 3865 MRidium Wireless Remote also functions as a battery charger for our MRidium battery pack.

3861 Side Car Pump Module

Our Side Car Pump Module can be attached to our 3860+ MRidium MRI compatible IV infusion pump to provide a second channel for infusion delivery. This flexible option allows hospitals to convert their single-channel infusion pump into a dual-channel system designed to deliver both large and small volume fluids in the MRI scanner room. The side car is fully functional with our 3865 MRidium Wireless Remote, allowing clinicians the ability to control both channels with one remote control unit outside of the MR scanner room. The additional delivery line has all of the same features and benefits as the 3860+ MRidium MRI compatible IV infusion pump, as described above.

Dose Error Reduction System (“DERS”)

Our DERS for use with our MRidium 3860+ MRI compatible IV infusion pump system incorporates the latest drug safety features for patients. The DERS system enables users to create a unique drug library and establish nominal values and limits for dose and concentration for specified infusion protocols. With DERS, patient safety and user convenience are supported by user-programmed infusion hard limits (maximum and minimum) and soft limits (high and low limits that require user confirmation to exceed). The dose applied via DERS is displayed and can be adjusted directly on the running screen at any time during the infusion. The universal memory card port allows for easy archiving and updating of the drug library.

SpO2 Monitoring with Sensor and Accessories

Our MRidium 3860+ MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2TM capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring on the patient. In addition, our fiber optic MRI-SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic-based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MR scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

We believe our MRidium 3860+ MRI compatible IV infusion pump system and its customizable features comprehensively and uniquely address the needs of MRI departments within hospitals and other medical facilities.

We also offer two products exclusively to non-U.S. customers. These products consist of the 2460 iMagox MRI SpO2 Monitor and the 2465 iMagox Remote Control.

iMagox 2460 MRI Pulse Oximeter — Available for Use Outside of the U.S.

The iMagox 2460 MRI Pulse Oximeter System uses Masimo SET® Technology and is approved for use in the presence of 0.2T to 3T magnets and operational up to the 10,000 gauss-line. Our digital MRI pulse oximeter simultaneously measures and displays the functional oxygen saturation and pulse rate of adult, pediatric and infant patients. The large display provides digital and waveform data with SpO2 alarms and user messages, which can be easily seen within the MR scanner room. When fully charged, the battery supporting this system will provide up to 24 hours of continuous operation. The unique rear clamp mechanism swivels to allow mounting on either a non-magnetic IV pole, or for mounting to a bed side rail. This portability combined with the system’s extended battery life gives clinicians at medical facilities the freedom to administer continuous patient monitoring before, during and after an MRI scan. Our iMagox system also provides an optional wireless remote and display described below.

iMagox 2465 MRI Oximeter Remote and Display — Available for Use Outside of the U.S.

The iMagox 2465 Wireless Remote and Display allows for monitoring and control of the MRI Pulse Oximeter from outside the MR scanner room. Our remote allows users to adjust all oximeter parameters and reset alarms. The wireless remote, which is designed for plug-and-play use and requires no installation, is fitted with a large display and utilizes the same user interface as the 2460 MRI Pulse Oximeter. The remote also acts as a charger for a backup or spare battery pack for the iMagox 2460 MRI Pulse Oximeter. It utilizes a wireless link at 2.4 GHz for reliable communication with no image artifacts.

Intellectual Property

We protect our proprietary technology through a combination of trade secrets, confidentiality agreements and patents. During the development of our products, our founder, Roger Susi, obtained a number of patents regarding our MRI compatible IV infusion pump and related systems. Mr. Susi has irrevocably assigned these patents to us. We consider our patents important but do not believe our future success is dependent upon patents. We have ten issued U.S. patents and four issued foreign patents. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

We also rely on trade secret, copyright and other laws and on confidentiality agreements to protect our technology, but we believe that neither our patents nor other legal rights will necessarily prevent third parties from developing or using similar or related technology to compete against our products. Moreover, our technology may be viewed as improvements or adaptations of known MRI infusion technology, which might be duplicated or discovered through our patents, reverse engineering or both.

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our ten direct sales representatives and two clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. We have developed an experienced team of distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our VP of International Sales, an industry veteran with over 20 years in the IV infusion pump business and nine years as our sales manager.

In fiscal year 2014, 72.6% of our revenue was generated from U.S. sales and 27.4% was generated from international sales.

As of December 31, 2014, our backlog was approximately $19.5 million. We include all purchase orders received from customers in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers’ requested shipment dates.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

Selling cycles for our medical devices vary widely but are typically three to six months in duration. To supplement the efforts of our sales and clinical support representatives, we produce and distribute videos that provide users of our MRidium products an easy means for learning clinical applications. These videos guide users through a detailed step-by-step process in using our products, including initial product set-up, selection of infusion sets, loading the infusion pump, programming the pump, managing alarms and alerts and prompts, SpO2 monitoring, and other advanced functions. Users also benefit from our detailed operator manuals and 24/7 technical support via telephone.

The principal customers for our MRI compatible products include hospitals and acute care facilities. A customer’s decision to use our products is typically made by the radiologist and anesthesiologist, or department administrative director. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis in an attempt to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include regular surveys and visits to customer sites.

As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. As of December 31, 2013, one international customer accounted for approximately 11% of gross accounts receivable. Revenue for 2013 included sales to an international customer for 129 of our MRI compatible IV infusion pumps, which represented approximately 11% of total revenue for 2013.

We enter into agreements with healthcare supply contracting companies, commonly referred to as GPOs in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

•                  Negotiated pricing for all group members;

•                  Volume discounts and other preferential terms on their members’ purchases from us;

•                  Promotion of our products by the GPO to its members; and

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to hospitals, group practices, and other acute care facilities that are members of the GPO. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. acute care facilities.

Our MRidium MRI compatible IV infusion pump system received the Frost and Sullivan Technology award in 2005.

Manufacturing and Suppliers

We assemble our products in our facilities in Winter Springs, Florida, from components and sub-assemblies purchased from outside suppliers. We perform final assembly, testing and packaging to control quality and manufacturing efficiency. We purchase components and sub-assemblies from qualified suppliers that are subject to our stringent quality specifications and inspections by us. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or disposables for use with these medical devices. Our historical track record of producing MRI compatible IV infusion pump systems has been good; however, there can be no assurance that this trend will continue or that we will be able to produce sufficient units to reach our expected revenue growth rates.

The non-magnetic ultra-sonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005, and we recently renewed our exclusive supply agreement with this company for another five years through 2019. We have never encountered a significant supply interruption from this manufacturer and have received no indications that there might be disruptions of the supply of these motors in the future. We have routinely averaged no more than a two-month supply of these motors in our inventory. The supplier has committed to maintaining our supply and delivering on a timely basis. We have identified two additional suppliers who may be able to produce an ultra-sonic motor essentially identical to our current motor. However, we believe that adding or switching to an alternate supplier would require six months to a year.

We have two alternate suppliers of our IV sets. The first is our own in-house IV set manufacturing capability, and the second is an OEM located in central Florida. We expect our in-house capabilities coupled with production capacity of the OEM should be sufficient to meet expected customer demand for the foreseeable future.

Other sole or limited supply devices and components of our products include the following:

•                  Force Sensor.  This device is used to measure the fluid pressure within the IV tubing set and provide certain alarm functions. This part is supplied by a large multinational U.S.-based manufacturer. We have never experienced a delivery problem of this part, and we typically maintain three to six months inventory in supply. However, we have had an internal development effort underway to create and manufacture this device in-house. In the event of a failure of our current supplier to furnish sufficient force sensors, we believe we could assume the manufacture of this device in three to five months.

•                  Bubble Detector.  This device provides safety and alarm upon detection of air in the IV fluid line. We have never experienced delivery issues with this part, which is supplied by a major multinational U.S.-based company, and we generally maintain a three-month supply on hand. There is one alternate supplier whose part we have tested on a preliminary basis, and we believe we could switch to that source if needed, within approximately three or four months.

•                  Lithium Polymer Battery Cells.  This device is used to power our MRI compatible IV infusion pump. Though we keep several months’ supply on hand and have alternate sources qualified, due to regulatory issues, changing to an alternate source could require three to four months.

•                  LCD Displays.  This component is currently a sole-sourced assembly from a large Chinese supplier who has a history of late delivery. We typically maintain a three-month supply on hand. We have an active ongoing effort to cultivate a second source, which we expect to be finalized by late 2015.

•                  Various Molded and Cast Components.  These custom tooled and molded/cast parts are subject to supply interruption should the tools become damaged. Replacement of these tools could require up to eight months. Our inventory of such custom molded and cast parts is typically on the order of six months.

We place significant emphasis on providing quality products and services to our customers. Quality management and oversight play an essential role in understanding and meeting customer requirements, effectively resolving quality issues and improving our products and services. We have a network of quality systems throughout our facilities that relate to the design, development, assembly, packaging, sterilization, handling, distribution and labeling of our products. To assess and facilitate compliance with applicable requirements, we periodically review our quality systems to determine their effectiveness and identify areas for improvement.

We also conduct compliance training programs for our sales and marketing personnel and perform assessments of our suppliers of raw materials, components and finished goods. In addition, we conduct quality management reviews designed to inform management of key issues that may affect the quality of our products.  From time to time, we may determine that products manufactured or marketed by us do not meet our specifications, published standards or regulatory requirements. When a quality issue is identified, we investigate the issue and seek to take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling or a combination of these or other corrective actions.

In January 2007, we received ISO 9001 and ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. These certificates were last renewed on January 17, 2013, and will need renewal again in January 2016.

Competition

We do not believe there is currently any direct competition for our MRI compatible IV infusion pump systems. Our only direct competitor in the MRI compatible IV infusion pump market, Bayer Radiology, formerly MEDRAD, Inc., announced during 2013 its decision to remove its competing Continuum pump system from the market, and to discontinue support throughout the world by June 30, 2015 due to ongoing regulatory issues. As a result, we believe that our MRidium 3860+ MRI compatible IV infusion pump is the only true MRI compatible IV infusion pump available today. Bayer Radiology’s announcement provided that it planned to remove the actual product from customers in the field, and that it would no longer offer the disposable proprietary IV tubing sets after June 30, 2015.

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the 510(k) FDA clearance process for new pumps is usually long and requires significant testing and documentation. This long development timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. However, the medical products industry is generally characterized by intense competition and extensive research and development. We believe, that the market for MRI compatible IV infusion pump products is in relatively early stages of development and may become highly competitive if, and when, the market develops further.

Outside of the U.S., we also compete with manufacturers of “shielded box” solutions that are intended to permit use of conventional IV pumps inside the MR scanner room. The providers of shielded boxes include B. Braun, Fresenius Kabi, MIPM Mammendorfer Institut für Physik und Medizin, and Arcomed. The market for medical products is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many of these manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations and ability to leverage existing customer relationships might give them a competitive advantage over us. Our SpO2 products, which measure blood oxygen saturation, also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

Another potential competitor may be CareFusion Corporation (NYSE: CFN). CareFusion is a major medical device manufacturer that has a dominant position in the conventional IV infusion pump market and made an investment in Caesarea Medical Electronics (“CME”) in December 2013. CME manufactured Bayer Radiology’s Continuum Pump System. In addition, B. Braun may seek to obtain FDA clearance for its SpaceStation MRI Trolley, currently only available outside the U.S., which allows traditional B. Braun IV infusion pumps to be used in the MR environment.

Many of our potential customers opt not to purchase our MRI compatible IV infusion pump systems and instead use makeshift workarounds, such as placing conventional IV infusion devices outside of the MR scanning room and utilizing extension tubing to reach the patient. To this extent, we are in competition with conventional IV infusion pump manufacturers and distributors.

There are many manufacturers of conventional IV infusion pump devices, and if any of these manufacturers, or other potential competitors, decide to enter into the MRI compatible IV infusion pump market, they may have competitive advantages over us. Many of these potential competitors have established reputations, customer relationships and marketing, distribution and service networks. In addition, they have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, management, and research and development budgets. Many of these potential competitors may have long-term product supply relationships with our potential customers.

We believe that a company’s reputation for producing accurate, reliable and technologically-advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, especially in the U.S., Europe, and Japan.

Research and Development

Our research and development efforts focus on developing innovative products by utilizing our established core competencies in MR compatible technologies and feedback from strategic relationships with hospitals, acute medical facilities and medical equipment manufacturers for new product ideas. Our research and development efforts are driven by the leadership of our founder, Roger Susi, assisted by five engineers and technical professionals with significant experience in product design.

Employees

As of December 31, 2014, we had 54 full-time employees, including 5 in research and development, 24 in manufacturing, 17 in sales and marketing and customer support services and 8 in finance and administration. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Regulatory Matters

Governmental Regulation and Other Matters

Our medical device products are subject to extensive, complex and increasing oversight and regulation by the U.S. Food & Drug Administration (“FDA”), and other domestic and foreign governmental authorities. Our manufacturing and other facilities, and those of our suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. If it were determined that we were not in compliance with these laws and regulations, we could be subject to criminal or civil liability, or both, and other material adverse effects. We have compliance programs in place to support and monitor compliance with these laws and regulations. All of our products and facilities and those of our suppliers are subject to drug and medical device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including, for example, Health Canada’s Health Products and Foods Branch, the U.K.’s Medicines and Healthcare Products Regulatory Agency, and Australia’s Therapeutic Goods Agency. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and adverse event reporting.

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive governmental regulation. Most notably, all of our medical devices sold in the United States are subject to the Food, Drug, and Cosmetic Act of 1938, as amended (“FDC Act”), as implemented and enforced by the FDA. The FDA, and in some cases other government agencies, such as the U.S. Federal Communications Commission (“FCC”), administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket notification (by making what is commonly called “a 510(k) submission”) clearance or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes up to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from two to three years or even longer. All of our current products that are available in the U.S. were originally cleared through the 510(k) process. However, on September 2, 2014, we received a warning letter from the FDA requesting that we cease commercial distribution of our products and submit a new 510(k). Refer to the section below captioned “FDA Facility Inspection and Warning Letter.” We cannot be sure that future products or modifications of current products, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market.

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA indicated more data demonstrating product safety will be required for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The impact of this guidance is likely to result in a more time consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following: product listing and establishment registration; adherence to the Quality System Regulation (“QSR”), which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals.

All aspects of our manufacturing and distribution of regulated products and those of our suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices (“cGMPs”). Our manufacturing facilities and those of our suppliers are subject to periodic, routine and for-cause inspections to verify compliance with cGMPs. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with cGMPs, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distributing products, civil or criminal sanctions, refusal to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside of the United States, restrictions on operations or withdrawal or suspension of existing approvals. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. These actions could result in, among other things, substantial modifications to our business practices and operations; a total or partial shutdown of production in one or more facilities while we or our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition.

FDA Facility Inspection and Warning Letter

The FDA conducted a routine inspection of our prior facility between April 7 and April 16, 2014. This was the first FDA inspection of our facility since the voluntary product recall in August 2012 of certain infusion sets and the voluntary recall in July 2013 of our DERS software. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. In general, the observations involved issues related to the 2012 and 2013 product recalls (described in more detail under Product Recalls, below). The majority of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted a response to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s observations.

On September 2, 2014, we received a warning letter from the FDA relating to this inspection (the “Warning Letter”). The Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance.

Also, the Warning Letter raised a new issue. The Warning Letter stated that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the FDC Act. These modifications were made over time. We believe they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDC Act. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the DERS option.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Overall Financial Impact from the Warning Letter. Our financial results for 2014 were significantly impacted by the Warning Letter and resulting stoppage of domestic shipments. We expect to continue to incur higher than normal financial expenses until the issues raised in the Warning Letter are completely resolved.

Product Recalls

Dose Error Reduction System (“DERS”) Software Recall. Some of our MRidium 3860+ MRI compatible IV infusion pumps are equipped with a DERS. Due to a software issue observed on June 19, 2013, the drug dosage calculation indicated an incorrect recommended value for the flow rate when a specific key sequence was used during the infusion setup. As a result, a patient was infused with an incorrect flow rate. No harm to the patient was reported. On July 1, 2013, we issued an urgent medical device recall notice (the “DERS Recall”) and promptly made available to our customers a software update to resolve the error. On July 2, 2013, the subject of the recall was discussed with the FDA by phone. On July 12, 2013, we provided written notification to the FDA of the DERS Recall and submitted a Medical Device Report (MDR) with the FDA describing the incident, the investigative and corrective actions taken, the reason for the DERS Recall and the recall strategy. On September 18, 2013, we notified the FDA that all of the pumps sold with the DERS kits had been successfully upgraded with the software correction and reported that the DERS Recall was completed as of September 16, 2013. We requested that the FDA officially close the DERS Recall. The FDA has not yet responded to our request of September 16, 2013 or more recent requests to close the DERS Recall. It is likely that the FDA wanted to conduct a follow-up inspection prior to closing the DERS Recall. The FDA completed an inspection of our facility on April 16, 2014. Refer to the section above captioned “FDA Facility Inspection and Warning Letter.”

Overall Financial Impact from the Recalls. We believe the financial expenses incurred related to the recall were not significant to our operations or financial results. We expect to incur only minor additional charges over the next several months in connection with the final closeout activities related to the recall.

Corrective Actions from the Recall. We take recalls and related matters seriously and we have responded and will continue to respond fully, and in a timely manner, to the FDA and other governmental regulatory agencies.

We have made substantial investments in quality systems over the past two years. We will continue to make improvements to our products and systems to further reduce potential issues related to patient safety and avoid recalls in the future. Product quality plays a critical role in our success. While we believe that we have made significant improvements to our product quality and overall quality systems, further quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results. For more information about risks related to these matters, see the section captioned “Defects or failures associated with our products and/or our quality systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions” in the “Risk Factors” section.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of medical devices to hospitals and other healthcare providers, we and our customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or “safe harbors” for particular types of transactions. While we generally do not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which may apply to us. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws. While we conduct informal oversight to detect and prevent these types of fraud and abuse, we lack formal written policies and procedures at this time. If we were unable to document and implement the controls and procedures required in a timely manner or otherwise violate such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, financial reporting or financial results.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications.

Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation balanced with a goal of optimizing international harmonization. For example, the European Union (“EU”), which currently relies on independent third parties, (called “Notified Bodies”) rather than governmental authorities to review and certify medium and high risk medical devices, is moving to more governmental oversight of medical devices. Currently, the regulatory requirements for a broad spectrum of medical devices are covered in three European Medical Device Directives (adopted in the 1990’s) with which manufacturers must comply in order to receive a CE Certificate of Conformity (“CE Mark”) from a Notified Body. Only certified medical devices bearing a CE Mark can be sold in the EU and European Free Trade Association (“EFTA”) countries and Turkey. EFTA includes Iceland, Norway, Principality of Liechtenstein and Switzerland.

In September 2012, the European Commission, (“EC”), proposed significant revisions to the regulatory framework for medical devices in the EU. The proposed changes include more oversight of Notified Bodies by governmental authorities, replacing the three European Medical Service Directives with two regulations and more stringent requirements for clinical evidence while also enhancing alignment with international guidelines to facilitate international trade. It is unknown how the proposed revisions will affect certification of future products or modifications of current products, but it is possible that more clinical data will be needed to support our applications, which would increase the costs and development time involved. We may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from the EU’s Revised Medical Device Directive. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada. The EU has enacted legislation restricting the use of hazardous substances in electronic equipment (Directive 2011/65/EU, referred to as RoHS 2), such as our infusion pumps. The application of RoHS 2 to medical devices became effective as of July 22, 2014. Our MRidium 3860+ pumps systems are compliant with RoHS 2. If we are unable to remain compliant with RoHS 2, there may be an interruption of sales to the EU, which could significantly lower our revenues from foreign sales while we take remedial measures.

Anti-Bribery Laws

Our global activities are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other countries’ anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development’s Anti-bribery Convention. These laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials with the intent to inappropriately gain a business advantage. They also require companies to maintain accurate books and records and internal financial controls. The U.K. Bribery Act also prohibits commercial bribery and makes it a crime for a company to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry is a significant focus for enforcement efforts.

Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities. Our policies mandate strict compliance with the anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices.

Transparency Laws in the U.S. and Other Countries

There are numerous requirements imposed by states in the U.S. on the interaction of pharmaceutical and medical device companies with physicians. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement was imposed at the federal level under the “sunshine” provision of Patient Protection and Affordable Care Act, (the “Sunshine Provisions”), to track and report payments and “transfers of value” to U.S. physicians or teaching hospitals by manufacturers of medical products that are available for reimbursement by a federal insurer. It is expected that the Sunshine Provisions will preempt some but not all disclosure requirements under state laws.

Other Laws

We are also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

•                  environmental laws and regulations;

•                  the safety and health laws of the U.S. Occupational Safety and Health Act, which sets forth requirements for workplace conditions;

•                  California’s Proposition 65, which sets forth a list of substances that are deemed by the State of California to pose a risk of carcinogenicity or birth defects; and

•                  various customs, export control, anti-boycott and trade embargo laws and regulations administered by U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control Treasury Department, as well as others.

Despite our training and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents in violation of any of these laws.

 ITEM 1A.                                    RISK FACTORS

Risks Relating to Our Business and Financial Condition

Our financial performance is currently dependent on a single product, and disruptions in our ability to sell this product may have a material adverse effect on our business.

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

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, such as the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States. On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the Dose Error Reduction System (“DERS”) option. On January 28, 2015, subsequent to our year end, we announced that we resumed domestic distribution of our DERS option.

The disruption in the shipment of our products had a significant adverse effect on our business and our financial condition. We are working with the FDA to resolve this issue and resume commercial distribution of our product. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we sent an additional response that included supplemental information.  Although we have resumed commercial distribution of our product, there can be no guarantee that our efforts will be successful in obtaining clearance of our 510(k) submission. The FDA could require us to, again, cease shipment of our products, or notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse our request for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States GAAP. Furthermore, portions of GAAP require the use of fair value models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position and operating results.

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

•                                          economic instability, inflation, deflation, recession or interest rate fluctuations;

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

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA indicated more data demonstrating product safety will be required for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The process for obtaining regulatory approvals to market infusion pumps and related accessories have become more costly and time consuming. The impact of this guidance is likely to result in a more time consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

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

We intend to rely on a combination of patents, trademarks, trade secrets, know-how, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. We may fail to secure patents that are important to our business, and we cannot guarantee that any pending U.S. trademark or patent application, if ultimately issued, will provide us some relative competitive advantage. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products may in the future be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

Even if we are able to secure necessary patents in the U.S., we may not be able to secure necessary patents and trademarks in foreign countries in which we sell our products or plan to sell our products. In March 2013, the U.S. transitioned to a “first inventor to file” system for patents in which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to a patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

•                                          poorly executed acquisitions or acquisitions whose projected potential is not realized;

•                                          actual or anticipated variations in quarterly operating results;

•                                          failure to meet or exceed the estimates and projections of securities analysts or investors;

•                                          varying economic and market conditions in the U.S.;

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

•                                          sales of large blocks of our stock;

•                                          exercise of the underwriters’ warrant that may lead to sales that put downward pressure on our stock price;

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

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market, the trading price of our common stock could decline. In addition, our directors, officers and stockholders who beneficially own approximately 8.4 million shares of common stock, which were subject to lock-up agreements that expired in January 2015. As a result, up to approximately 1.0 million shares became eligible for sale in the public market and approximately 7.4 million shares held by affiliates became eligible for sale subject to volume limitations under Rule 144 under the Securities Act.  Moreover, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

Roger Susi, our founder, who serves as one of our directors and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock.  Mr. Susi will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The trading market for our common stock depends, in part, on the research reports that securities or industry analysts publish about our business.  If securities or industry analysts do not commence or continue coverage of our company, trading market for our stock may not be robust and the price of our stock could likely be negatively impacted. In the event securities or industry analysts initiate coverage, and later downgrade our stock, our stock price could decline.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 27,000 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,583, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

We do not own any real property that is materially important to our business.

ITEM 3. LEGAL PROCEEDINGS

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

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. Prior to year end, we began settlement discussions with Radimed and accrued an insignificant amount related to this matter. Subsequent to year end, in March 2015, we settled this matter and paid the amount that had been accrued. Pursuant to this settlement, we may continue to use the name “iRadimed” and our associated signs and domain name in the European Union.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the stock symbol “IRMD.”

Our common stock commenced trading on the NASDAQ Capital Market under the stock symbol “IRMD” on July 16, 2014. Prior to that time, there was no public market for our common stock.

The following table summarizes the highest and lowest sales prices of our common stock during the quarters listed below as reported by the NASDAQ:

Year ended December 31, 2014	Highest	Lowest

Third Quarter	$13.60	$6.26
Fourth Quarter	$13.10	$6.87

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•                  Our financial position and results of operations;

•                  Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•                  Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;

•                  Announcements of innovations or new products by us or our competitors;

•                  Federal and state governmental regulatory actions and the impact of such requirements on our business;

•                  The development of litigation against us;

•                  Period-to-period fluctuations in our operating results;

•                  Changes in estimates of our performance by any securities analysts;

•                  The issuance of new equity securities pursuant to a future offering or acquisition;

•                  poorly executed acquisitions or acquisitions whose projected potential is not realized;

•                  Changes in interest rates;

•                  Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  sales of large blocks of our stock;

•                  exercise of the underwriters’ warrant that may lead to sales that put downward pressure on our stock price;

•                  Investor perceptions of our company; and

•                  General economic and other national and international conditions.

Stockholders

As of February 28, 2015, we had 16 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We did not pay cash dividends in the years ended December 31, 2014 or 2013.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with our audited financial statements, the notes to such statements and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Our Business

We are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are safe for use during magnetic resonance imaging (“MRI”) procedures. Electromechanical medical devices and pumps contain magnetic and electronic parts which generate radio frequency noise, create interference and are dangerous to operate in the presence of the powerful magnet which drives an MRI. Our MRidium (3850/3860+) MRI compatible IV infusion pump systems have been designed with non-ferrous parts, ceramic ultrasonic motors, non-magnetic mobile stand and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach to providing IV fluids before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants must generally be sedated in order to remain immobile during an MRI scan.

As of December 31, 2014 we estimate that we had approximately 2,300 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We primarily generate revenue from the one-time sale of pumps and accessories, in addition to revenue generated from ongoing service contracts and the sale of proprietary disposable tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our ten direct sales representatives and two clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. Selling cycles for our medical devices vary widely but are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. acute care facilities.

Financial Highlights and Outlook

Our revenue increased $4.3 million, or 38%, to $15.6 million in 2014, from $11.3 million in 2013. This increase was primarily attributable to an increase in the number of our MRI compatible IV infusion pump systems sold during 2014 compared to 2013 and higher sales of our disposable IV sets. As of December 31, 2014, our estimated installed base of IV infusion pumps increased to approximately 2,300 from approximately 1,771 on December 31, 2013.

During 2013, our largest competitor announced its decision to commence removal of its pump systems from the U.S. market, and to discontinue support throughout the world by June 30, 2015 due to ongoing regulatory issues. As a result, we believe that our MRidium MRI compatible IV infusion pump will be the only known MRI compatible IV infusion pump available to customers beginning in the first half of 2015.

In 2015, we expect our revenues to increase as our expanded U.S. direct sales force continues to expand market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump. We intend to continue focusing our efforts on converting users of our former competitor’s pumps to our systems, in addition to targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We expect operating expenses to increase in 2015 due to increased headcount, the costs associated with our new corporate headquarters, costs incurred in addressing the Warning Letter, higher legal expense, higher depreciation expense from additional capital expenditures and the costs of being a public company.

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

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, we believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities and related disclosures as of the date of the financial statements and revenue and expenses during the reporting period.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and title and risk of loss has transferred and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are FOB shipping point, reflecting that title and risk of loss are assumed by the distributor at the shipping point.

Under the revenue recognition rules for tangible products, we allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if 1) the delivered item has value to the customer on a stand-alone basis, and 2) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation and training services, and (iii) extended warranty agreements.

We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE of fair value is defined as the price charged when the same element is sold separately, or if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. For certain sales under GPO contracts, we have established VSOE for all of the elements in our multiple element arrangements. This determination is based on the volume of sales to these customers in relation to our total sales and the discount tier in which those sales are made. For all other sales we rely on ESP, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements. TPE generally does not exist for our products because of their uniqueness.

For products shipped under FOB shipping point terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation and training services that are performed after the related products have been delivered and extended warranty agreements. Revenue related to undelivered installation and training services is deferred until such time as those services are complete, which is typically within 30 days of the related products being delivered to the customer’s location. Revenue and direct acquisition costs related to undelivered extended warranty agreements are deferred and recognized ratably over the service period, which is between one and four years. Deferred revenue for extended warranty agreements is based on the price charged when the service is sold separately.

Shipping and handling charges billed to customers are included in revenue and shipping and handling related expenses are charged to cost of revenue. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. Most of our sales are subject to 30 to 60 day customer-specified acceptance provisions. These provisions require us to estimate the amount of future returns and recognize revenue net of these potential returns.

In certain states we are required to collect sales taxes from our customers. These amounts are excluded from revenue and recorded as a liability until remitted to the taxing authority.

GPOs negotiate volume purchase prices for hospitals, group practices and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

•                  Negotiated pricing for all group members;

•                  Volume discounts and other preferential terms on their members’ purchases from us;

•                  Promotion of our products by the GPO to its members;

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

We do not sell to GPOs. Hospitals, group practices and other acute care facilities that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of products at the time of the sale. Revenue from sales to members of GPOs is otherwise consistent with revenue recognition policies described above.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation allowance is established.

The estimates we use in projecting future product demand may prove to be incorrect. Any future determination that our inventory is overvalued could result in increases to our cost of sales and decreases to our operating margins and results of operations.

Stock-based compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we just completed our IPO in July 2014, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry with market capitalizations that are similar to ours. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. We utilize a dividend yield of zero because we have no current intention to pay cash dividends. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Volatility	104.3%	113.0%
Expected term (years)	7.0	7.0
Risk-free interest rate	2.1%	2.4%
Dividend yield	0.0%	0.0%

Stock-based compensation expense totaled $724,063 and $271,919 for the years ended December 31, 2014 and 2013, respectively. The estimated forfeiture rate used to determine stock-based compensation expense was 3% and 10% for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 we had $3,122,686 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.3 years. We expect the future impact of stock-based compensation expense on our financial results to grow due to the potential increases in the value of our common stock, additional stock option grants and increased headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on historical experience and employee class.

As discussed above, one input of the Black-Scholes option pricing model is the fair value of our common stock, which is issued upon exercise of the option. Options to purchase shares of our common stock are intended to be granted with an exercise price per share that is no less than the fair value per share of our common stock on the date of grant, which is based on the information known to us on the date of grant. Prior to our IPO, the fair value of our common stock was assessed on each grant date by our Board. For stock option grants prior to our IPO, the historical valuations of our common stock were determined in accordance with the guidelines outlined in the applicable American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA Practice Aid”). In the absence of a public trading market, our Board considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our common stock. The factors considered by our Board in determining the fair value include, but are not limited to, the following:

•                  Contemporaneous third-party valuation of our common stock as of December 31, 2013;

•                  Our historical financial results and estimated trends and projections of our future operating and financial performance;

•                  The market performance of comparable, publicly traded companies; and

•                  The overall economic and industry conditions and outlook.

December 31, 2013 Valuation

Certain members of our Board and management reviewed the contemporaneous third-party valuation of our common stock as of December 31, 2013, discussed the reasonableness of the assumptions, methodologies, analysis and conclusions in this report. After reviewing this report, we determined the fair market value of the Company’s common stock. Our valuation of our common stock was conducted within the guidelines of the applicable AICPA Practice Aid. These guidelines prescribe certain valuation approaches for setting the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to common stock, such as the current value method, option pricing method, probability-weighted expected return method and the hybrid method.

Our valuation included the income approach and the market approach. Specifically, the Discounted Future Cash Flow (“DCF”) method was used under the income approach. The Guideline Public Company (“GPC”) method was used under the market approach to substantiate the conclusions derived from the income approach.

The method used to allocate enterprise value was the Probability-Weighted Expected Return Method (“PWERM”). Using the PWERM, the value of our common stock is estimated based upon an analysis of varying values for our common stock assuming the following possible future events for our company: (i) our initial public offering in 2014, (ii) our initial public offering in 2015, and (iii) we continue to operate as a private entity. For each of these possible events, a range of equity values is estimated based on a number of factors, which include income and market valuation approaches that factor in our estimates of future performance and performance of comparable public companies. For each possible future event, we determined the appropriate aggregate value to be allocated to holders of our shares of common stock based on the rights and preferences of each class of our stock at that time. Next, we estimated the timing of possible future event dates and applied a discount rate, based on our estimated weighted average cost of capital using the venture capital portfolio rates of return as referenced in the AICPA Practice Aid for companies in a similar stage of development as ours. We then multiplied the discounted value of our common stock under each scenario by an estimated probability for each of the possible events, resulting in a probability-weighted value per share of common stock. Finally, we applied a discount for lack of marketability to the weighted value per share to determine a value per common share.

Application of the above described approaches involved the use of estimates, judgments and assumptions, such as future cash flows, selection of comparable publicly traded companies and the selection of discount rates. Changes in our assumptions or the interrelationship of those assumptions could result in changes to our operating results.

Income taxes

We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state taxes and tax deductibility of certain other items. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded to offset net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize the tax benefit of uncertain tax positions in the financial statements based on the technical merits of the position. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We believe our tax positions are fully supportable

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue	21.7	25.2
Gross profit	78.3	74.8
Operating expenses:
General and administrative	30.8	21.1
Sales and marketing	21.1	20.3
Research and development	6.8	8.9
Total operating expenses	58.7	50.3
Income from operations	19.6	24.6
Other income, net	(0.3)	0.0
Income before provision for income taxes	19.3	24.6
Provision for income taxes	6.2	7.5
Net income	13.1%	17.1%

Years Ended December 31, 2014 and 2013

Revenue

Revenue increased approximately $4.3 million, or 38%, to $15.6 million for the year ended December 31, 2014, compared to $11.3 million for 2013. This increase was primarily attributable to an increase in the number of our MRI compatible IV infusion pump systems sold during 2014 compared to 2013 and higher sales of our disposable IV sets.

Revenue from sales in the U.S. increased approximately $3.3 million, or 40%, to $11.4 million for the year ended December 31, 2014, from $8.1 million for the same period in 2013. Revenue from sales internationally increased approximately $1.1 million, or 33%, to $4.3 million for the year ended December 31, 2014, from $3.2 million for the same period in 2013.

Revenue from sales of devices increased approximately $3.5 million, or 37%, to $12.8 million for the year ended December 31, 2014, from $9.3 million for the same period in 2013. During the year ended December 31, 2014, we sold 536 MRI compatible IV infusion pumps compared to 424 pumps for the same period in 2013. The average selling price of our MRI compatible IV infusion pump systems during the year ended December 31, 2014 was approximately $23,800, compared to $22,000 for the same period in 2013. The increase in our average selling price is the result of higher domestic sales as a percent of revenue during the year ended December 31, 2014 compared to the same period in 2013.

Revenue from sales of our disposable IV sets and services increased approximately $0.8 million, or 42%, to $2.8 million for the year ended December 31, 2014, from $2.0 million for the same period in 2013. We expect revenue from sales of disposables and services to increase relative to the sale of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue

Cost of revenue increased approximately $0.5 million, or 19%, to $3.4 million for year ended December 31, 2014, from $2.9 million for the same period in 2013. Gross profit increased approximately $3.7 million, or 44%, to $12.2 million for the year ended December 31, 2014 from $8.5 million for the same period in 2013. Gross profit margin increased to 78.3% for the year ended December 31, 2014, from 74.8% for the same period in 2013 primarily due to favorable materials variances, partially offset by unfavorable overhead and labor utilization rates.

General and Administrative

General and administrative expense increased approximately $2.4 million, or 101%, to $4.8 million for the year ended December 31, 2014, from $2.4 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees, stock compensation expense, business insurance, administration fees paid to group purchasing organizations, depreciation expense and office rent expense, partially offset by lower bad debt expense.

Sales and Marketing

Sales and marketing expense increased approximately $1.0 million, or 44%, to $3.3 million for the year ended December 31, 2014, from $2.3 million for the same period last year. This is primarily the result of higher salary and travel costs resulting from the increased size of our sales organization, higher sales commissions resulting from higher sales and stock compensation expense.

Research and Development

Research and development expense increased approximately $0.1 million, or 6%, to approximately $1.1 million for the year ended December 31, 2014, from approximately $1.0 million in the same period last year. This is primarily the result of higher salary costs due to increased headcount and stock compensation expense, partially offset by lower outside prototyping and consulting services.

Other Expense, Net

We reported other expense of approximately $(49,000) for the year ended December 31, 2014, compared to other expense of approximately $(3,500) for the same period last year. For the year ended December 31, 2014, we reported approximately $57,000 of foreign currency losses primarily associated with our Japanese Yen cash account, approximately $16,000 of interest expense associated with the purchase of our investments and miscellaneous income of approximately $18,000. For the year ended December 31, 2013, we reported approximately $23,000 of foreign currency losses primarily associated with our Japanese Yen cash account and approximately $20,000 of miscellaneous income.

Income Taxes

We recorded income tax expense of approximately $1.0 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. The higher income tax expense for the year ended December 31, 2014 was due to higher income before provision for income taxes and an increase in our effective tax rate. Our effective tax rate for the year ended December 31, 2014 was 32.0% compared to 30.4% for the same period in 2013. The increase in our effective tax rate was the result of lower domestic production activities deduction and lower research and development tax.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2014, we had cash and cash equivalents and investments of $17.4 million, stockholders’ equity of $20.9 million, and working capital of $19.9 million compared to cash and cash equivalents and investments of $2.7 million, stockholders’ equity of $5.4 million, and working capital of $4.9 million as of December 31, 2013.

In our early stages, our principal stockholder and Chief Executive Officer provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. As of December 31, 2013, approximately $6,000 remained outstanding. In March 2014, we repaid with cash the outstanding balance of the officer note payable. We do not expect to continue to borrow funds from this principal stockholder in the future.

For the years ended December 31, 2014 and 2013, cash provided by operations increased by approximately $1.1 million to $2.6 million in 2014, compared to $1.5 million in 2013. This increase is the result a cash inflow of approximately $313,000 in deferred revenue, a cash inflow of approximately $281,000 in accrued income taxes and a net cash inflow of $183,000 in certain operating assets and liabilities. Inventory increased by $786,000, or 58.6% in 2014 to $2.1 million, from $1.3 million in 2013. In aggregate, accounts payable and accrued expenses increased by $776,000, or 66.7% in 2014 to $1.9 million, from $1.2 million in 2013. The sum of our net income and certain non-cash expense items, such as stock compensation, depreciation and amortization was $2.9 million in 2014, compared to $2.3 million in 2013.

For the year ended December 31, 2014, cash used in investing activities was approximately $8.3 million, compared to $0.2 million in 2013. During 2014, we used $7.7 million net, of cash to purchase corporate debt securities and $0.6 million to purchase property and equipment. During 2013, we used $0.2 million to purchase property and equipment.

For the year ended December 31, 2014, cash provided by financing activities was approximately $12.7 million primarily resulting from our IPO. Net proceeds from our IPO were $12.4 million. During 2013, we used $0.5 million of payments on the officer note payable. During March 2014, we repaid the officer note payable in full with cash.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. As of December 31, 2013, one international customer accounted for approximately 11% of gross accounts receivable.

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

We had an uncommitted revolving credit facility with Bank of America, N.A. that provided for a maximum borrowing capacity of $100,000. This facility was terminated during September 2014 and we no longer have the ability to obtain advances from this revolving credit facility. Prior to the termination of this facility during 2014 and throughout the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.

We believe our sources of liquidity, including cash flow from operations, existing cash, investments, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital. We will monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

•                  Amount and timing of revenue and expenses;

•                  Extent to which our existing and new products gain market acceptance;

•                  Extent to which we make acquisitions;

•                  Cost and timing of product development efforts and the success of these development efforts;

•                  Cost and timing of selling and marketing activities; and

•                  Availability of borrowings or other means of financing.

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated cash, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2014.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2014, we had approximately $7.9 million in corporate bonds, with approximately $6.7 million that mature between 1 and 3 years and $1.2 million that mature between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2014, we expect the corresponding change in fair value of our investments would be approximately $140,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information beginning on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We are not required to comply with Section 404 of the Sarbanes-Oxley Act under applicable rules for newly public companies and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management has not yet performed an evaluation of our internal control over financial reporting. Further, our independent registered public accounting firm is not yet required to, nor have they been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after the fiscal year covered by this annual report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12, including Equity Compensation Plan Information, will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.
2.	Financial Statement Schedule: Not applicable.
3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 23, 2015.

IRADIMED CORPORATION
(Registrant)

Dated: March 23, 2015	/s/ Roger Susi
By: Roger Susi
Chief Executive Officer and
President
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger Susi and Chris Scott as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/Roger Susi	Chief Executive Officer, President, and Director (principal executive officer)	March 23, 2015
Roger Susi

/s/ Chris Scott	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 23, 2015
Chris Scott

/s/ James Hawkins	Chairman of the Board	March 23, 2015
James Hawkins

/s/Serge Novovich	Director	March 23, 2015
Serge Novovich

/s/Monty Allen	Director	March 23, 2015
Monty Allen

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-196875), filed on July 10, 2014).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on December 16, 2014).

4.1

Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-196875), filed on July 9, 2014).

10.1+

iRadimed Corporation 2005 Incentive Stock Plan adopted February 1, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.2+

Form of Stock Option Agreement for iRadimed Corp. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.3+	Iradimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.4+

Form of Stock Option Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.5+

Form of Restricted Stock Award Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.6+

Form of Restricted Stock Award Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.7+

Form of Restricted Stock Unit Agreement (Time-Vesting) for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.8+

Form of Restricted Stock Unit Agreement (Performance-Vesting) for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.9

Lease Agreement regarding 7457 Aloma Avenue dated April 12, 2011 between Roberts Supply Profit Sharing, LLC and the Registrant (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.10

Amendment to Lease Agreement regarding 7457 Aloma Avenue dated September 16, 2013 between Roberts Supply Profit Sharing, LLC and the Registrant (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.11

Lease Agreement regarding 1025 Willa Springs Dr. dated January 17, 2014 between Susi, LLC and the Registrant (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.12+

Employment Agreement between the Registrant and Christopher K. Scott dated December 16, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.13+

Employment Agreement between the Registrant and Roger Susi dated April 14, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.14+

Employment Agreement between the Registrant and Brent Johnson dated December 7, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.15†	Supply Agreement between dated January 26, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
†

Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

IRADIMED CORPORATION FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IRADIMED CORPORATION

We have audited the accompanying balance sheets of IRADIMED CORPORATION as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRADIMED CORPORATION as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Orlando, Florida

March 23, 2015

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,454,150	$2,461,559
Accounts receivable, net	1,960,214	1,982,083
Investments	7,913,793	246,203
Inventory, net	2,125,838	1,340,331
Prepaid expenses and other current assets	276,540	119,974
Prepaid income taxes	320,941	170,496
Deferred income taxes	116,339	65,961
Total current assets	22,167,815	6,386,607
Property and equipment, net	794,835	327,343
Intangible assets, net	250,836	267,024
Deferred income taxes	76,557	—
Other assets	19,676	5,897
Total assets	$23,309,719	$6,986,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629,167	$427,474
Accrued payroll and benefits	1,244,898	655,362
Other accrued taxes	65,790	80,787
Warranty reserve	27,925	12,002
Deferred revenue	308,341	207,395
Officer note payable	—	6,333
Accrued income taxes	—	62,971
Total current liabilities	2,276,121	1,452,324
Deferred revenue	142,902	57,676
Deferred income taxes	—	54,087
Total liabilities	2,419,023	1,564,087
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and 1,400,000 shares issued and outstanding as of December 31, 2013	—	140
Common stock; $0.0001 par value; 90,000,000 shares authorized; 10,814,650 shares issued and outstanding as of December 31, 2014 and 7,000,000 shares issued and outstanding as of December 31, 2013	1,082	700
Additional paid-in capital	15,785,838	2,346,137
Retained earnings	5,125,249	3,074,883
Accumulated other comprehensive (loss) income	(21,473)	924
Total stockholders’ equity	20,890,696	5,422,784
Total liabilities and stockholders’ equity	$23,309,719	$6,986,871

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013
Revenue	$15,653,057	$11,340,097
Cost of revenue	3,404,400	2,853,385
Gross profit	12,248,657	8,486,712
Operating expenses:
General and administrative	4,816,973	2,392,305
Sales and marketing	3,297,120	2,297,309
Research and development	1,068,674	1,009,872
Total operating expenses	9,182,767	5,699,486
Income from operations	3,065,890	2,787,226
Other expense, net	(48,549)	(3,458)
Income before provision for income taxes	3,017,341	2,783,768
Provision for income taxes	966,975	846,878
Net income	$2,050,366	$1,936,890
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax benefit of $13,220 and $3,352 respectively	(27,153)	(6,225)
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $2,560 and $0	(4,756)	—
Other comprehensive loss	(22,397)	(6,225)
Comprehensive income	$2,027,969	$1,930,665
Net income per share:
Basic	$0.23	$0.28
Diluted	$0.20	$0.22
Weighted average shares outstanding:
Basic	8,743,461	7,000,000
Diluted	10,219,143	8,624,314

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2012	$140	$700	$2,074,218	$1,137,993	$7,149	$3,220,200
Net income	—	—	—	1,936,890	—	1,936,890
Other comprehensive loss	—	—	—	—	(6,225)	(6,225)
Stock-based compensation	—	—	271,919	—	—	271,919
Balances, December 31, 2013	$140	$700	$2,346,137	$3,074,883	$924	$5,422,784

Net income	—	—	—	2,050,366	—	2,050,366
Other comprehensive loss	—	—	—	—	(22,397)	(22,397)
Stock-based compensation	—	—	724,063	—	—	724,063
Tax benefits credited to equity	—	—	165,228	—	—	165,228
Exercise of stock options	—	10	104,990	—	—	105,000
Issuance of common stock pursuant to initial public offering	—	232	14,489,768	—	—	14,490,000
Common stock issuance costs and underwriter fees	—	—	(2,044,348)	—	—	(2,044,348)
Conversion of preferred stock	(140)	140	—	—	—	—
Balances, December 31, 2014	$—	$1,082	$15,785,838	$5,125,249	$(21,473)	$20,890,696

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating activities:
Net income	$2,050,366	$1,936,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for excess and obsolete inventory	62,069	—
Depreciation and amortization	149,056	139,040
Stock-based compensation	724,063	271,919
Changes in operating assets and liabilities:
Accounts receivable	21,869	(396,589)
Inventory	(847,576)	45,655
Prepaid expenses and other current assets	(154,912)	(40,819)
Other assets	(15,433)	(4,594)
Deferred income taxes	(167,305)	(48,797)
Accounts payable	201,693	19,050
Accrued payroll and benefits	589,536	114,109
Other accrued current liabilities	(14,997)	60,466
Warranty reserve	15,923	(134)
Deferred revenue	186,172	(126,985)
Accrued income taxes, net of prepaid income taxes	(213,416)	(494,814)
Other	(1,388)	—
Net cash provided by operating activities	2,585,720	1,474,397
Investing activities:
Purchases of investments	(7,951,497)	(4,986)
Proceeds from sale of investments	255,109	—
Purchases of property and equipment	(583,977)	(163,175)
Capitalized intangible assets	(22,311)	(28,586)
Net cash used in investing activities	(8,302,676)	(196,747)
Financing activities:
Proceeds from stock option exercises	105,000	—
Income tax benefits credited to equity	165,228	—
Repayment of officer note payable	(6,333)	(513,397)
Proceeds from the issuance of common stock pursuant to initial public offering	14,490,000	—
Payment of initial public offering costs	(2,044,348)	—
Net cash provided by (used in) financing activities	12,709,547	(513,397)
Net increase in cash and equivalents	6,992,591	764,253
Cash and cash equivalents, beginning of year	2,461,559	1,697,306
Cash and cash equivalents, end of year	$9,454,150	$2,461,559

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,182,430	$1,390,049

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014. We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compatible products, and today, we are the sole known provider of non-magnetic intravenous (“IV”) infusion pump systems. We were the first to develop an infusion delivery system that neutralizes the dangers and problems present during MRI procedures. Our headquarters are in Winter Springs, Florida.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, allocation of revenue arrangement consideration, stock-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

Also, the Warning Letter raised a new issue. The Warning Letter stated that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the Food, Drug and Cosmetic Act (the “FDC Act”). These modifications were made over time. We believe they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDC Act. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the Dose Error Reduction System (“DERS”) option. On January 28, 2015, subsequent to our year end, we announced that we resumed domestic distribution of our DERS option.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission. See Note 12.

Initial Public Offering

On July 21, 2014, the Company completed an initial public offering (“IPO”) of its common stock and sold 2,318,400 shares of common stock (including 302,400 shares sold upon the underwriters’ exercise of their over-allotment option to purchase additional shares) at a price of $6.25 per share. The IPO generated net proceeds of approximately $12.4 million after deducting underwriting discounts and expenses of approximately $2.0 million. These expenses were recorded against the proceeds received from the IPO. Concurrent with the closing of the IPO, all outstanding preferred stock was automatically converted into common stock on a 1:1 basis.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and title and risk of loss has transferred and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are FOB shipping point, reflecting that title and risk of loss are assumed by the distributor at the shipping point.

Under the revenue recognition rules for tangible products, we allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if 1) the delivered item has value to the customer on a stand-alone basis, and 2) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation and training services, and (iii) separately priced extended warranty agreements.

We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE of fair value is defined as the price charged when the same element is sold separately, or if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. For certain sales under group purchasing organization (“GPO”) contracts, we have established VSOE for all of the elements in our multiple element arrangements. This determination is based on the volume of sales to these customers in relation to our total sales and the discount tier in which those sales are made. For all other sales we rely on ESP, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements. TPE generally does not exist for our products because of their uniqueness.

For products shipped under FOB shipping point terms, delivery is considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation and training services that are performed after the related products have been delivered and extended warranty agreements. Revenue related to undelivered installation and training services is deferred until such time as those services are complete, which is typically within 30 days of the related products being delivered to the customer’s location. Revenue and direct acquisition costs related to undelivered extended warranty agreements are deferred and recognized ratably over the service period, which is between one and four years. Deferred revenue for extended warranty agreements is based on the price charged when the service is sold separately.

Shipping and handling charges billed to customers are included in revenue and shipping and handling related expenses are charged to cost of revenue. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. Most of our sales are subject to 30 to 60 day customer-specified acceptance provisions. These provisions require us to estimate the amount of future returns and recognize revenue net of these potential returns.

In certain States we are required to collect sales taxes from our customers. These amounts are excluded from revenue and recorded as a liability until remitted to the taxing authority.

GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

•                  Negotiated pricing for all group members;

•                  Volume discounts and other preferential terms on their members’ purchases from us;

•                  Promotion of our products by the GPO to its members; and

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

We do not sell to GPOs. Hospitals, group practices, and other acute care facilities that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of products at the time of the sale. Revenue from sales to members of GPOs is otherwise consistent with revenue recognition policies as previously described.

Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2014 and 2013, our allowance for doubtful accounts was $28,119 and $136,971, respectively.

Investments

Our investments consist of corporate debt securities and are considered available-for-sale. The specific identification method is used to determine the cost basis of investments sold. Our investments are recorded in our balance sheets at fair value. We classify our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments are included in accumulated other comprehensive income, net of tax. Realized gains or losses are recorded in sale of investments and impairment losses that are determined to be other-than-temporary are recorded in investment impairment losses in our statements of operations.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of inputs are:

•                  Level 1 — quoted prices (unadjusted) in active markets for an identical asset or liability.

•                  Level 2 — quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•                  Level 3 — unobservable and significant to the fair value measurement of the asset or liability.

Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses. Cash and cash equivalents and investments are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair values due to their short-term maturities.

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive situations in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation allowance is established.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for computer software and hardware; five to seven years for furniture, fixtures, machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

Repair and maintenance costs that do not extend the useful life of our property and equipment are expensed as incurred.

Intangible Assets

Intangible assets include application and legal costs incurred to obtain patents. We capitalize these costs when we determine that probable future economic benefits exist. In making this determination, we consider the projected future operating results associated with the patents, industry and economic trends, and the entry of new products in the market. Costs incurred prior to this determination are expensed in the period they are incurred. We amortize capitalized patent costs using the straight-line method over their useful lives, which is typically 17 years. Periodic costs incurred to maintain existing patents are expensed as incurred.

Long-lived Assets

Long-lived assets are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, technological obsolescence, unfavorable court rulings, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset groups are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. An impairment is recognized as the amount by which the carrying value is less than the fair value of the asset or asset group.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates, material usage costs and direct labor incurred in correcting a product failure.

Actual product failure rates, material usage costs and the amount of labor required to repair products that differ from estimates result in revisions to the estimated liability. We warrant for a limited period of time that our products will be free from defects in materials and workmanship. We estimate warranty allowances based on historical warranty experience. Historically, warranty expenses have not been material to our financial statements.

Research & Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. Some of our products include embedded software which is essential to the product’s functionality. Costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the project reaches technological feasibility and cease capitalization when the project is ready for release. Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer.

Advertising and Marketing

For the years ended December 31, 2014 and 2013, these costs were $65,369 and $78,882, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Medical Device Excise Taxes

Effective January 1, 2013, we became subject to the Medical Device Excise Tax applicable to sales of listed medical devices under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA requires us to pay 2.3% of the taxable sales value of devices sold. Qualifying sales are recorded on a gross basis. For the years ended December 31, 2014 and 2013, we recorded medical device excise taxes of $200,496 and $161,246, respectively. Medical device excise taxes are included as a component of general and administrative expense.

Stock-Based Compensation

We recognize stock-based compensation expense associated with employee stock options on a straight-line basis over the requisite service period for the entire award, which is generally four years. The maximum contractual life of our stock options is ten years from the grant date. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of those awards. The Black-Scholes option pricing model requires the input of certain assumptions including stock price, dividend yield, expected volatility, risk-free interest rate, and expected option life. Changes in these assumptions can materially affect the estimated fair value of our employee stock options.

Prior to our IPO, the grant date stock price was based on third-party valuations that have been performed periodically and consideration of significant events impacting us since the date of the respective valuations; subsequent to our IPO, the grant date stock price was based on our closing stock price on the date of grant; dividend yield was based on our expectation of dividend payments over the expected life of the option; expected volatility was based on a study of comparable, publicly traded companies with similar products and product life cycles; risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected option life; the expected option life was calculated using the simplified method.

Forfeitures of employee stock options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.

The cash flow resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our statements of cash flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law. Upon exercise, we issues new shares.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded to offset net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize the tax benefit of uncertain tax positions in the financial statements based on the technical merits of the position. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.

Foreign Currency

Gains and losses from transactions denominated in currencies other than our functional currency are included in other income and expense. For the years ended December 31, 2014 and 2013, net foreign currency transaction losses were $56,969 and $23,432, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar and the Japanese Yen.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. generally accepted accounting principles. Comprehensive income includes unrealized gains and losses on our investments classified as available for sale.

Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As discussed further in Note 13, the effect of our 1.75:1 stock split and recapitalization is reflected in the number of outstanding shares and per share information in the table below. Preferred stock and stock options granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Years Ended December 31,
	2014	2013
Net income	$2,050,366	$1,936,890
Weighted-average shares outstanding — Basic	8,743,461	7,000,000
Effect of dilutive securities:
Preferred stock	751,780	1,400,000
Stock options	723,902	224,314
Weighted-average shares outstanding — Diluted	10,219,143	8,624,314
Basic net income per share	$0.23	$0.28
Diluted net income per share	$0.20	$0.22

Warrants and stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December 31,
	2014	2013
Anti-dilutive warrants and stock options	129,340	467,109

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. As of December 31, 2013, one international customer accounted for approximately 11% of gross accounts receivable.

Revenue for 2013 included sales to an international customer for 129 of our MRI compatible IV infusion pumps, which represented approximately 11% of total revenue for 2013.

We have deposited our cash and cash equivalents with various financial institutions. Our cash and cash equivalents balances exceed federally insured limits throughout the year. We have not incurred any losses related to these balances.

Our products require clearance from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. The Company’s future products may not receive required approvals. If the Company were denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on the Company’s business, results of operations and financial condition.

Certain key components of our products essential to their functionality are sole-sourced. Any disruption in the availability of these components would have a materially adverse impact on our business, results of operations and financial condition.

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

2 — Inventory

Inventory consists of:

	As of December 31,
	2014	2013

Raw materials	$1,541,688	$1,143,495
Work in process	126,188	14,337
Finished goods	457,962	182,499
Total	$2,125,838	$1,340,331

3 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2014	2013
Computer software and hardware	$303,076	$154,709
Furniture and fixtures	198,253	87,611
Leasehold improvements	182,105	47,623
Machinery and equipment	849,852	721,270
Tooling in-process	42,315	46,562
	1,575,601	1,057,775
Accumulated depreciation	(780,766)	(730,432)
Total	$794,835	$327,343

Depreciation and amortization expense of property and equipment was $110,557 and $101,449 in the years ended December 31, 2014 and 2013, respectively.

4 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2014	2013
Patents — in use	$238,548	$228,430
Patents — in process	31,358	19,165
Internally developed software	148,967	148,967
	418,873	396,562
Accumulated amortization	(168,037)	(129,538)
Total	$250,836	$267,024

Amortization expense of intangible assets was $38,499 and $37,591 in the years ended December 31, 2014 and 2013, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

2015	$39,446
2016	$22,144
2017	$14,665
2018	$14,665
2019	$14,665

5 — Stock-Based Compensation

During the year ended December 31, 2013, we maintained one stock plan known as the iRadimed Corporation Incentive Stock Plan (“Plan”). In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the Plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserves 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and cash awards. As of December 31, 2014, there were 791,750 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the statements of operations:

	Years Ended December 31,
	2014	2013
Cost of revenue	$6,529	$13
General and administrative	266,167	16,461
Sales and marketing	415,021	255,096
Research and development	36,346	349
Total	$724,063	$271,919

As of December 31, 2014, we had $3,122,686 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.3 years. The total grant date fair value of stock options that vested during the year ended December 31, 2014 was $752,927.

The fair value of our option grants was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Volatility	104.3%	113.0%
Expected term (years)	7.0	7.0
Risk-free interest rate	2.1%	2.4%
Dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 was $6.47 and $2.99, respectively. The estimated forfeiture rate used to determine stock-based compensation expense was 3% and 10% for the years ended December 31, 2014 and 2013, respectively.

Prior to our IPO, historical valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, we considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our common stock. The factors considered in determining the fair value include, but are not limited to, the following:

•                  Retrospective and contemporaneous third-party valuation of our common stock;

•                  Our historical financial results and estimated trends and projections of our future operating and financial performance;

•                  The market performance of comparable, publicly traded companies; and

•                  The overall economic and industry conditions and outlook.

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2014:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,759,692	$1.18	7.7	$3,741,190

Options granted	281,750	7.55
Options exercised	(96,250)	1.09
Options cancelled
Outstanding end of period	1,945,192	$2.11	7.4	$20,996,495
Exercisable	957,787	$1.12	6.0	$11,282,000

Cash received from option exercises during the year ended December 31, 2014 was $105,000. The total intrinsic value of options exercised during the year ended December 31, 2014 was $592,463.

6 — Investments

As of December 31, 2014, our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$—	$27,067	$6,406,219
International corporations	1,515,200	—	7,626	1,507,574
Total	$7,948,486	$—	$34,693	$7,913,793

As of December 31, 2014, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$—	$—
1 to 3 years	6,723,316	6,697,241
3 to 5 years	1,225,170	1,216,552
Total	$7,948,486	$7,913,793

As of December 31, 2013, our investments consisted of two mutual funds classified as available-for-sale and are summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013	$244,782	$1,421	$—	$246,203

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2014
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,406,219	$—	$6,406,219	$—
International corporations	1,507,574	—	1,507,574	—
Total	$7,913,793	$—	$7,913,793	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

	Fair Value at December 31, 2013
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$246,203	$246,203	$—	$—

The fair values of our mutual funds are based upon quoted market prices and valuations provided by the third-party custodian of our mutual funds.

There were no transfers into or out of any Levels during the years ended December 31, 2014 or 2013.

8 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balances at December 31, 2012	$7,149
Gains (losses), net	(6,225)
Reclassification realized in net earnings	—

Balances at December 31, 2013	$924

Gains (losses), net	(27,153)
Reclassification realized in net earnings	(4,756)

Balances at December 31, 2014	(21,473)

9 — Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2014	2013
Current taxes:
U.S. federal	$1,022,098	$764,452
State	112,144	130,784

Total current tax expense	1,134,242	895,236

Deferred taxes:
U.S. federal	(149,247)	(14,278)
State	(18,020)	(34,080)

Total deferred tax benefit	(167,267)	(48,358)

Income tax expense	$966,975	$846,878

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Reserves and allowances	$119,548	$109,177

Total current deferred tax assets	$119,548	$109,177
Noncurrent deferred tax assets:
Stock compensation	$417,956	$152,906
Other	14,689	—

Total noncurrent deferred tax assets	$432,645	$152,906

Deferred tax liabilities:
Current deferred tax liabilities:
Reserves and allowances	$3,209	$42,674
Other	—	542

Total current deferred tax liabilities	$3,209	$43,216

Noncurrent deferred tax liabilities:
Depreciation and amortization	$356,088	$206,993

Total noncurrent deferred tax liabilities	356,088	206,993

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Years Ended December 31,
	2014	2013
Statutory U.S. federal tax rate	34.0%	34.0%
Domestic production activities deduction	(2.1)	(3.7)
Research and development credits	(1.8)	(2.8)
State taxes, net of federal benefit	2.0	2.3
Permanent items	(0.1)	0.6

Total	32.0%	30.4%

As of December 31, 2014 and December 31, 2013, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States federal and State income taxes for 2008 and subsequent years.

10 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $162,581 and $103,755, respectively, for the years ended December 31, 2014 and 2013. Employer contributions vest ratably over five years.

11 — Segment, Customer and Geographic Information

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible products and IV infusion pump systems for use by hospitals and acute care facilities during MRI procedures.

In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

Revenue information by geographic region is as follows:

	Years Ended December 31,
	2014	2013
United States	$11,357,705	$8,100,907
International	4,295,352	3,239,190
	$15,653,057	$11,340,097

Revenue information by type is as follows:

	Years Ended December 31,
	2014	2013
Devices	$12,812,446	$9,335,753
Disposable IV Sets and Services	2,840,611	2,004,344
	$15,653,057	$11,340,097

Revenue for 2013 included two sales to a customer in Saudi Arabia for 129 of our MRI compatible IV infusion pumps. Revenue recorded in 2013 related to these orders represented 11% of total revenue for 2013.

Property and equipment, net information by geographic region is as follows:

	Years Ended December 31,
	2014	2013
United States	$728,556	$256,386
International	66,279	70,957
	$794,835	$327,343

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases.  We have entered into noncancelable operating leases for our facilities.

In January 2014, we entered into a lease, commencing July 1, 2014, for a new facility in Winter Springs, Florida owned by Susi, LLC, and entity controlled by our president and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent will be $32,583, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

Rent expense for the years ended December 31, 2014 and 2013 was $284,210 and $116,277, respectively. Minimum lease payments for each of our operating leases are even throughout their respective lease term.

Future minimum lease payments under noncancelable operating leases as of December 31, 2014 are as follows:

Operating Leases
2015	$390,996
2016	390,996
2017	390,996
2018	390,996
2019	162,915
Thereafter	—
Total minimum lease payments	$1,726,899

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $1,993,801 at December 31, 2014. No amounts related to these purchase orders have been recognized in our balance sheet.

Uncommitted Revolving Credit Facility.  We had an uncommitted revolving credit facility with Bank of America, National Association that provided for a maximum borrowing capacity of $100,000. This facility was terminated during September 2014 and we no longer have the ability to obtain advances from this revolving credit facility. Prior to the termination of this facility during the third quarter 2014 and throughout the year ended December 31, 2013, we did not request or obtain any advances from this revolving credit facility.

Indemnifications.  Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them.

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2014.

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

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the product name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. Prior to year end, we began settlement discussions with Radimed and accrued an insignificant amount related to this matter. Subsequent to year end, in March 2015, we settled this matter and paid the amount that had been accrued. Pursuant to this settlement, we may continue to use the name “iRadimed” and our associated signs and domain name in the European Union.

13 — Capital Stock

Reincorporation

Effective April 14, 2014, we reincorporated as a Delaware corporation. As part of this reincorporation, we converted all previously outstanding shares of our Class A Common Stock and Class B Common Stock into a single class of common stock on a 1.75:1 conversion ratio and all previously outstanding shares of our Series A Preferred Stock were split on a 1.75:1 conversion ratio into new Series A Preferred Stock. In accordance with our Certificate of Incorporation, upon the sale of shares pursuant to an initial public offering, which was completed in July 2014, all of our Series A Preferred Stock was automatically converted into common stock on a 1:1 conversion ratio (see Note 1). The table below summarizes the effect of the stock split and conversion on our capital stock that was previously outstanding as of December 31, 2013:

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

The effect of this stock split has been retroactively applied to per-share computations, share and option amounts for all periods presented within these financial statements and accompanying notes.

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share.

Voting and Dividends.  The holder of each share of Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The holders of the Preferred Stock are entitled to receive dividends from legally available assets prior to any declaration or payment of dividends to Common Stock holders. Dividends on each share of Preferred Stock are initially at $0.06429 per year payable when and as declared by the Board and are non-cumulative. After payment of such dividends, any additional dividends or distributions are distributed among all holders of Common Stock and Preferred Stock in proportion to the number of shares of Common Stock that would be held by each holder if all shares of Preferred Stock were converted to Common Stock at the then effective conversion rate. To date, no dividends have been declared.

Liquidation.  In the event of any liquidation, dissolution or winding up of our Company, either voluntary or involuntary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of the proceeds resulting from such liquidation event to holders of the Common Stock, an amount equal to $1.07143 plus declared but unpaid dividends. If, upon occurrence of such liquidation event, the proceeds are insufficient to permit the payment of the aforementioned amount in full, then the entire proceeds shall be distributed ratably among all holders of the Preferred Stock in proportion to the full amount each holder would otherwise receive.

Conversion.  Each share of Preferred Stock is convertible at any time, at the option of the holder, into such number of fully paid non-assessable shares of Common Stock as is determined by dividing the original issue price of each share of Preferred Stock by the applicable conversion price. The initial conversion price per share is $1.07143. Adjustments to the initial conversion price may result from a recapitalization event or changes in the number of common shares outstanding. Each share of Preferred Stock automatically converts into shares of fully paid non-assessable shares of Common Stock, at the then applicable conversion rate, upon the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Preferred Stock, voting as a single class on an as-converted basis.

Redemption.  Upon a majority vote of the then outstanding shares of Preferred Stock, we may, at our discretion, redeem or purchase shares of Preferred Stock. We also have a first right of refusal to repurchase shares of the Preferred Stock arising from a holder’s proposal to sell such Preferred Stock.

Common Stock

We are authorized to issue 90,000,000 shares of Common Stock with a par value of $0.0001 per share.

Voting and Dividends.  Each outstanding share of Common Stock shall entitle the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote except for matters related to potential amendments to our Certificate of Incorporation or matters that solely relate to the terms of one or more outstanding series of our Preferred Stock. Holders of our Common Stock are entitled to receive, when, as and if declared by the Board, dividends pro rata based on the number of shares of Common Stock held. These dividend rights are junior to those of the Preferred Stock holders’ rights to dividends.

Liquidation.  Liquidation preference of the Common Stock holders is junior to that of the Preferred Stock holders.

Redemption.  The Common Stock is not redeemable.

14 — Officer Note Payable

In the early stages of the Company, our CEO provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. As of December 31, 2013, $6,333 remained outstanding. In March 2014 we repaid with cash the outstanding balance of the note payable.