Form 10-Q
period 2015-03-31
IRADIMED CORP
filed 2015-05-11
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The registrant had 10,973,463 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2015.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,773,513	$9,454,150
Accounts receivable, net of allowance for doubtful accounts of $71,921 as of March 31, 2015 and $28,119 as of December 31, 2014	3,517,255	1,960,214
Investments	7,928,974	7,913,793
Inventory, net	2,229,071	2,125,838
Prepaid expenses and other current assets	205,004	276,540
Prepaid income taxes	11,447	320,941
Deferred income taxes	148,415	116,339
Total current assets	24,813,679	22,167,815
Property and equipment, net	793,339	794,835
Intangible assets, net	186,684	250,836
Deferred income taxes	197,206	76,557
Other assets	20,720	19,676
Total assets	$26,011,628	$23,309,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$781,585	$629,167
Accrued payroll and benefits	676,529	1,244,898
Other accrued taxes	16,822	65,790
Warranty reserve	59,180	27,925
Deferred revenue	691,351	308,341
Accrued income taxes	653,414	—
Total current liabilities	2,878,881	2,276,121
Deferred revenue	165,859	142,902
Total liabilities	3,044,740	2,419,023
Stockholders’ equity:
Common stock; $0.0001 par value; 90,000,000 shares authorized; 10,973,463 shares issued and outstanding as of March 31, 2015 and 10,814,650 shares issued and outstanding as of December 31, 2014	1,098	1,082
Additional paid-in capital	16,365,123	15,785,838
Retained earnings	6,612,744	5,125,249
Accumulated other comprehensive loss	(12,077)	(21,473)
Total stockholders’ equity	22,966,888	20,890,696
Total liabilities and stockholders’ equity	$26,011,628	$23,309,719

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$6,991,705	$3,557,237
Cost of revenue	1,328,180	656,366
Gross profit	5,663,525	2,900,871
Operating expenses:
General and administrative	1,968,017	1,092,695
Sales and marketing	1,088,696	759,789
Research and development	342,301	224,304
Total operating expenses	3,399,014	2,076,788
Income from operations	2,264,511	824,083
Other income, net	46,815	3,452
Income before provision for income taxes	2,311,326	827,535
Provision for income taxes	823,831	304,168
Net income	$1,487,495	$523,367
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense of $5,785 and $1,171 for the three months ended March 31, 2015 and 2014, respectively	9,396	2,176
Comprehensive income	$1,496,891	$525,543
Net income per share:
Basic	$0.14	$0.07
Diluted	$0.12	$0.06
Weighted average shares outstanding:
Basic	10,906,224	7,000,000
Diluted	11,977,959	8,859,015

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$1,487,495	$523,367
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	43,802	136,971
Provision for excess and obsolete inventory	8,442	—
Depreciation and amortization	51,309	20,768
Stock-based compensation	275,031	162,809
Impairment of intangible assets	55,433	—
Changes in operating assets and liabilities:
Accounts receivable	(1,600,843)	(174,563)
Inventory	(111,675)	(85,826)
Prepaid expenses and other current assets	72,488	40,844
Other assets	(1,996)	(1,688)
Deferred income taxes	(158,510)	(62,248)
Accounts payable	152,418	125,479
Accrued payroll and benefits	(568,369)	(219,097)
Other accrued taxes	(48,968)	(47,196)
Warranty reserve	31,255	—
Deferred revenue	405,967	(16,927)
Accrued income taxes, net of prepaid income taxes	962,908	59,416
Net cash provided by operating activities	1,056,187	462,109
Investing activities:
Purchases of investments	—	(1,237)
Purchases of property and equipment	(40,294)	(4,292)
Capitalized intangible assets	(800)	(3,165)
Net cash used in investing activities	(41,094)	(8,694)
Financing activities:
Proceeds from stock option exercises	191,837	—
Income tax benefits credited to equity	112,433	—
Repayment of officer note payable	—	(6,333)
Net cash provided by (used in) financing activities	304,270	(6,333)
Net increase in cash and cash equivalents	1,319,363	447,082
Cash and cash equivalents, beginning of period	9,454,150	2,461,559
Cash and cash equivalents, end of period	$10,773,513	$2,908,641
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,000	$307,000

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those described in Note 1 of our 10-K.

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

FDA’s Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design, primarily related to software quality assurance.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the Dose Error Reduction System (“DERS”) option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission. See the Legal matters portion of Note 12.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$1,487,495	$523,367
Weighted-average shares outstanding — Basic	10,906,224	7,000,000
Effect of dilutive securities:
Underwriters’ warrants	90,612	—
Preferred stock	—	1,400,000
Stock options	981,123	459,015
Weighted-average shares outstanding — Diluted	11,977,959	8,859,015
Basic net income per share	$0.14	$0.07
Diluted net income per share	$0.12	$0.06

Stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Anti-dilutive stock options	215,000	586,509

3 — Inventory

Inventory consists of:

	March 31, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,649,720	$1,541,688
Work in process	181,583	126,188
Finished goods	397,768	457,962
Total	$2,229,071	$2,125,838

The Company reviews its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. As of March 31, 2015 and December 31, 2014, the Company maintained an allowance for excess and obsolete inventory of $70,511 and $62,069, respectively.

4 — Property and Equipment

Property and equipment consist of:

	March 31, 2015	December 31, 2014
	(unaudited)
Computer software and hardware	$315,272	$303,076
Furniture and fixtures	198,253	198,253
Leasehold improvements	185,440	182,105
Machinery and equipment	909,490	849,852
Tooling in-process	7,440	42,315
	1,615,895	1,575,601
Accumulated depreciation	(822,556)	(780,766)
Total	$793,339	$794,835

Depreciation and amortization expense of property and equipment was $41,790 and $11,214 for the three months ended March 31, 2015 and 2014, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2015	December 31, 2014
	(unaudited)
Patents — in use	$168,383	$238,548
Patents — in process	32,158	31,358
Internally developed software	148,967	148,967
	349,508	418,873
Accumulated amortization	(162,824)	(168,037)
Total	$186,684	$250,836

Amortization expense of intangible assets was $9,519 and $9,554 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations and Comprehensive Income.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

Nine months ending December 31, 2015	$26,489
2016	18,016
2017	10,538
2018	10,538
2019	10,538
2020	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the statement of operations:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cost of revenue	$15,721	$959
General and administrative	116,929	56,935
Sales and marketing	127,346	95,536
Research and development	15,035	9,379
Total	$275,031	$162,809

As of March 31, 2015 we had $3,078,102 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table presents a summary of our stock option activity as of and for the three months ended March 31, 2015:

Options
Outstanding beginning of period	1,945,192
Options granted	24,000
Options exercised	(158,813)
Options canceled	—
Outstanding end of period	1,810,379

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$5,328	$19,138	$6,419,476
International corporations	1,515,200	2,650	8,352	1,509,498
Total	$7,948,486	$7,978	$27,490	$7,928,974

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$—	$27,067	$6,406,219
International corporations	1,515,200	—	7,626	1,507,574
Total	$7,948,486	$—	$34,693	$7,913,793

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,419,476	$—	$6,419,476	$—
International corporations	1,509,498	—	1,509,498	—
Total	$7,928,974	$—	$7,928,974	$—

	Fair Value at December 31, 2014
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,406,219	$—	$6,406,219	$—
International corporations	1,507,574	—	1,507,574	—
Total	$7,913,793	$—	$7,913,793	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

9 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balances at December 31, 2014	$(21,473)
Gains, net	9,396
Balances at March 31, 2015	$(12,077)

10 — Income Taxes

We recorded provisions for income taxes of $823,831 and $304,168 for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 35.6% and 36.8% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rates for the three months ended March 31, 2015 and 2014 differed from the U.S. Federal statutory rate primarily due to higher U.S. state tax expense, partially offset by the domestic production activities deduction. For the three months ended March 31, 2015, the U.S. state tax expense increased the effective tax rate by approximately 4.1% and the domestic production activities deduction decreased the effective tax rate by approximately 2.7%.  For the three months ended March 31, 2014, the U.S. state tax expense increased the effective tax rate by approximately 4.8% and the domestic production activities deduction decreased the effective tax rate by approximately 3.7%.

As of March 31, 2015 and December 31, 2014, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2009 and subsequent years.

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

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
United States	$6,298,206	$2,449,109
International	693,499	1,108,128
Total	$6,991,705	$3,557,237

Revenue information by type is as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Devices	$5,887,253	$3,020,389
Disposable IV Sets and Services	1,104,452	536,848
Total	$6,991,705	$3,557,237

Property and equipment, net, information by geographic region is as follows:

	March 31, 2015	December 31, 2014
	(unaudited)
United States	$725,150	$728,556
International	68,189	66,279
	$793,339	$794,835

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

A summary of our non-cancelable operating lease commitments of March 31, 2015 is as follows:

Nine months ending December 31, 2015	$293,247
2016	390,996
2017	390,996
2018	390,996
2019	162,915
Total non-cancelable operating lease commitments	$1,629,150

Rent expense under our operating leases was $100,175 and $30,770 for the three months ended March 31, 2015 and 2014, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $2,140,358 at March 31, 2015 and $1,993,801 at December 31, 2014. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. In March 2015, we settled this matter and paid the amount that had been accrued during 2014. Pursuant to this settlement, we may continue to use the name “iRadimed” and our associated signs and domain name in the European Union.

In addition to the foregoing, we may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Capital Stock

Reincorporation

Effective April 14, 2014, we reincorporated as a Delaware corporation. As part of this reincorporation, we converted all previously outstanding shares of our Class A Common Stock and Class B Common Stock into a single class of common stock on a 1.75:1 conversion ratio and all previously outstanding shares of our Series A Preferred Stock were split on a 1.75:1 conversion ratio into new Series A Preferred Stock. This recapitalization was accounted for as a stock split as the intent was to provide for wider distribution of our common stock. In accordance with our Certificate of Incorporation, upon the sale of shares pursuant to an initial public offering, which was completed in July 2014, all of our Series A Preferred Stock was automatically converted into common stock on a 1:1 conversion ratio.

The table below summarizes the effect of the stock split and conversion on our capital stock that was previously outstanding prior to our initial public offering:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition (“MD&A”) supplements the MD&A in the Company’s Annual Report filed on Form 10-K. The MD&A should be read in conjunction with the Risk Factors section of this Quarterly Report, our condensed financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the Form 10-K and the cautionary information regarding forward-looking statements at the end of this section.

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

Our Business

We are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are designed to be safe for use during magnetic resonance imaging (“MRI”) procedures. Other electromechanical medical devices and pumps contain magnetic and electronic parts that are potentially dangerous to operate in the presence of the powerful magnet that drives an MRI. Our MRidium 3860+ MRI compatible IV infusion pump system has been designed with non-ferrous parts, ceramic ultrasonic motors, non-magnetic mobile stands and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach to providing IV fluids before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan. MRidium is a trademark of IRADIMED CORPORATION.

As of March 31, 2015 we estimate that we had approximately 2,517 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We primarily generate revenue from the one-time sale of pumps and accessories, in addition to revenue generated from ongoing service contracts and the sale of proprietary disposable tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our ten direct sales representatives and three clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. Selling cycles for medical devices vary widely but are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a percentage fee based on sales of our products to their member hospitals. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. acute care facilities.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the DERS option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Financial Highlights and Outlook

Our total revenue increased $3.4 million, or 96.5%, to $7.0 million for the first quarter ended March 31, 2015, compared to $3.6 million for the first quarter of last year. Net income was $1.5 million, or $0.12 per diluted share, in the first quarter ended March 31, 2015, compared with net income of $0.5 million, or $0.06 per diluted share, in the first quarter last year. These increases were significantly driven by sales of our MRI compatible IV pump systems.  During the first quarter of 2015, we sold 217 pump systems, compared to 146 pump systems sold during the same period in 2014.

For the remainder of 2015, we expect continued revenue growth as our expanding U.S. direct sales force continues to drive market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump systems. We intend to continue focusing our efforts on converting users of our former competitor’s pumps to our systems, in addition to targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We expect operating expenses to increase in 2015 due to increased headcount, the costs associated with our new corporate headquarters, costs incurred in addressing the Warning Letter, higher legal expense, higher depreciation expense from additional capital expenditures and the costs of being a public company.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2015.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	19.0	18.5
Gross profit	81.0	81.5
Operating expenses:
General and administrative	28.1	30.7
Sales and marketing	15.6	21.4
Research and development	4.9	6.3
Total operating expenses	48.6	58.4
Income from operations	32.4	23.2
Other income, net	0.7	0.1
Income before provision for income taxes	33.1	23.3
Provision for income taxes	11.8	8.6
Net income	21.3%	14.7%

Revenue

Revenue increased approximately $3.4 million, or 96.5%, to $7.0 million for the three months ended March 31, 2015, compared to $3.6 million for the same period in 2014.

Revenue from sales in the U.S. increased approximately $3.9 million, or 157.2%, to $6.3 million for the three months ended March 31, 2015, from $2.4 million for the same period in 2014. Revenue from sales internationally decreased approximately $0.4 million, or 37.4%, to $0.7 million for the three months ended March 31, 2015, from $1.1 million for the same period in 2014.

Revenue from sales of devices increased approximately $2.9 million, or 94.9%, to $5.9 million for the three months ended March 31, 2015, from $3.0 million for the same period in 2014. During the three months ended March 31, 2015, we sold 217 MRI compatible IV infusion pumps compared to 146 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the three months ended March 31, 2015 was approximately $27,000, compared to $20,700 for the same period in 2014. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the three months ended March 31, 2015 compared to the same period in 2014.

Revenue from sales of our disposable IV sets and services increased approximately $0.6 million, or 105.7%, to $1.1 million for the three months ended March 31, 2015, from $0.5 million for the same period in 2014.

Cost of Revenue

Cost of revenue increased approximately $0.6 million, or 102.4%, to $1.3 million for the three months ended March 31, 2015, from $0.7 million for the same period in 2014. Gross profit increased approximately $2.8 million, or 95.2%, to $5.7 million for the three months ended March 31, 2015 from $2.9 million for the same period in 2014. The increase in cost of revenue and gross profit is due to higher sales during the three months ended March 31, 2015, compared to the first quarter 2014. Gross profit margin was 81.0% for the three months ended March 31, 2015 compared to 81.5% for the same period in 2014. This decrease was primarily the result of unfavorable inventory cost changes when compared to the same quarter last year.

General and Administrative

General and administrative expense increased approximately $0.9 million, or 80.1%, to $2.0 million for the three months ended March 31, 2015, from $1.1 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees, administration fees paid to our GPO’s, stock compensation expense, the impairment of patents related to one model of our IV sets and bad debt expense for the first quarter 2015 when compared to the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.3 million, or 43.3%, to $1.1 million for the three months ended March 31, 2015, from $0.8 million for the same period in 2014. This is primarily the result of higher sales commissions resulting from higher sales, higher salary and travel costs resulting from the increased size of our sales organization and higher stock compensation expense as of March 31, 2015 compared to the same period last year.

Research and Development

Research and development expense increased approximately $0.1 million, 52.6%, to $0.3 million for the three months ended March 31, 2015, from $0.2 million for the same period in 2014. This is primarily the result of higher outside consulting and engineering expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $47,000 for the three months ended March 31, 2015, compared to approximately $3,000 for the same period in 2014. This increase is primarily the result of interest income related to our investment portfolio.

Income Taxes

We recorded income tax expense of approximately $0.8 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The higher income tax expense for the first quarter of 2015 is due to higher income before provision for income taxes, partially offset by a decrease in our effective tax rate when compared to the same period in 2014. Our effective tax rate for the first quarter of 2015 was 35.6% compared to 36.8% for the same period in 2014. For the three months ended March 31, 2015, the U.S. state tax expense increased the effective tax rate by approximately 4.1% and the domestic production activities deduction decreased the effective tax rate by approximately 2.7%.  For the three months ended March 31, 2014, the U.S. state tax expense increased the effective tax rate by approximately 4.8% and the domestic production activities deduction decreased the effective tax rate by approximately 3.7%.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of March 31, 2015, we had cash and cash equivalents and liquid investments of approximately $18.7 million, stockholders’ equity of $23.0 million, and working capital of $21.9 million. As of December 31, 2014, we had cash and cash equivalents and liquid investments of approximately $17.4 million, stockholders’ equity of $20.9 million, and working capital of $19.9 million.

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

For the three months ended March 31, 2015, cash provided by operations increased approximately $0.6 million to $1.1 million, compared to cash provided by operations of $0.5 million for the same period in 2014. This increase was primarily the result of higher net income and net cash inflows related to accrued income taxes and deferred revenue, partially offset by net cash outflows related to accounts receivable and accrued payroll and benefits. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $1.9 million for the three months ended March 31, 2015 compared to $0.7 million for the same period last year.

Cash used in investing activities was approximately $41,000 for the three months ended March 31, 2015 compared to approximately $9,000 for the same period last year. We used approximately $40,000 of cash to purchase property and equipment during the three months ended March 31, 2015 compared to approximately $4,000 for the same period last year.

Cash provided by financing activities was approximately $304,000 for the three months ended March 31, 2015 and related to the exercise of stock options by employees and the tax benefits on those exercises. For the three months ended March 31, 2014, cash used in financing activities was approximately $6,000 and related to the repayment in full of the officer note payable.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2015. We had no other off-balance sheet arrangements during the three months ended March 31, 2015 or for the year ended December 31, 2014 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated cash, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2015 and 2014.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2015, we had approximately $7.9 million in corporate bonds, with approximately $6.7 million that mature between 1 and 3 years and $1.2 million that mature between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2015, we expect the corresponding change in fair value of our investments would be approximately $135,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2015. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. In March 2015, we settled this matter and paid the amount that had been accrued during 2014. Pursuant to this settlement, we may continue to use the name “iRadimed” and our associated signs and domain name in the European Union.

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

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, such as the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we send an additional response that included supplemental information. On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the Dose Error Reduction System (“DERS”) option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option.

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

•                                          changes or developments in laws or regulations applicable to our products and product candidates;

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

The trading market for our common stock depends, in part, on the research reports that securities or industry analysts publish about our business.  If securities or industry analysts do not commence or continue coverage of our company, trading market for our stock may not be robust and the price of our stock could likely be negatively impacted. In the event securities or industry analysts initiate coverage, and later downgrade our stock or discontinue such coverage, our stock price could decline.

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

IRADIMED CORPORATION

Dated: May 11, 2015	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)