Form 10-Q
period 2015-06-30
IRADIMED CORP
filed 2015-08-11
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The registrant had 11,019,400 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2015.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,427,528	$9,454,150
Investments	7,907,327	7,913,793
Accounts receivable, net of allowance for doubtful accounts of $86,785 as of June 30, 2015 and $28,119 as of December 31, 2014	4,260,683	1,960,214
Inventory, net	2,318,201	2,125,838
Prepaid expenses and other current assets	145,043	276,540
Prepaid income taxes	129,918	320,941
Deferred income taxes	204,949	116,339
Total current assets	27,393,649	22,167,815
Property and equipment, net	828,333	794,835
Intangible assets, net	182,960	250,836
Deferred income taxes	321,400	76,557
Other assets	35,501	19,676
Total assets	$28,761,843	$23,309,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044,936	$629,167
Accrued payroll and benefits	1,044,949	1,244,898
Other accrued taxes	13,005	65,790
Warranty reserve	59,180	27,925
Deferred revenue	1,302,420	308,341
Accrued income taxes	66,827	—
Total current liabilities	3,531,317	2,276,121
Deferred revenue	142,381	142,902
Total liabilities	3,673,698	2,419,023
Stockholders’ equity:
Common stock; $0.0001 par value; 90,000,000 shares authorized; 10,975,650 shares issued and outstanding as of June 30, 2015 and 10,814,650 shares issued and outstanding as of December 31, 2014	1,098	1,082
Additional paid-in capital	16,729,207	15,785,838
Retained earnings	8,383,315	5,125,249
Accumulated other comprehensive loss	(25,475)	(21,473)
Total stockholders’ equity	25,088,145	20,890,696
Total liabilities and stockholders’ equity	$28,761,843	$23,309,719

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$7,609,143	$4,700,369	$14,600,848	$8,257,606
Cost of revenue	1,422,027	869,745	2,750,207	1,526,111
Gross profit	6,187,116	3,830,624	11,850,641	6,731,495
Operating expenses:
General and administrative	1,985,269	1,130,484	3,953,287	2,223,179
Sales and marketing	1,104,682	864,519	2,193,378	1,624,308
Research and development	403,447	225,500	745,748	449,804
Total operating expenses	3,493,398	2,220,503	6,892,413	4,297,291
Income from operations	2,693,718	1,610,121	4,958,228	2,434,204
Other income, net	46,135	11,631	92,951	15,083
Income before provision for income taxes	2,739,853	1,621,752	5,051,179	2,449,287
Provision for income taxes	969,282	602,931	1,793,113	907,099
Net income	$1,770,571	$1,018,821	$3,258,066	$1,542,188
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(8,249) and $821 for the three months ended June 30, 2015 and 2014, respectively, and $(2,464) and $1,993 for the six months ended June 30, 2015 and 2014, respectively	(13,398)	1,526	(4,002)	3,701
Comprehensive income	$1,757,173	$1,020,347	$3,254,064	$1,545,889
Net income per share:
Basic	$0.16	$0.15	$0.30	$0.22
Diluted	$0.15	$0.11	$0.27	$0.17
Weighted average shares outstanding:
Basic	10,974,448	7,000,000	10,940,525	7,000,000
Diluted	12,107,707	8,878,170	12,068,122	8,868,610

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$3,258,066	$1,542,188
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	58,666	450
Provision for excess and obsolete inventory	42,156	29,669
Depreciation and amortization	106,264	54,462
Stock-based compensation	582,085	332,282
Impairment of intangible assets	55,433	—
Changes in operating assets and liabilities:
Accounts receivable	(2,359,135)	(294,488)
Inventory	(124,866)	(321,249)
Prepaid expenses and other current assets	133,004	59,377
Other assets	(17,332)	(13,634)
Deferred income taxes	(330,989)	(122,063)
Accounts payable	306,116	239,794
Accrued payroll and benefits	(199,949)	195,638
Other accrued taxes	(52,785)	(47,061)
Warranty reserve	31,255	5,000
Deferred revenue	993,558	387,675
Accrued income taxes, net of prepaid income taxes	257,850	199,588
Net cash provided by operating activities	2,739,397	2,247,628
Investing activities:
Purchases of investments	—	(2,540)
Purchases of property and equipment	(121,415)	(218,425)
Capitalized intangible assets	(5,904)	(17,676)
Net cash used in investing activities	(127,319)	(238,641)
Financing activities:
Proceeds from stock option exercises	199,060	—
Income tax benefits credited to equity	162,240	—
Payment of initial public offering costs	—	(203,225)
Repayment of officer note payable	—	(6,333)
Net cash provided by (used in) financing activities	361,300	(209,558)
Net increase in cash and cash equivalents	2,973,378	1,799,429
Cash and cash equivalents, beginning of period	9,454,150	2,461,559
Cash and cash equivalents, end of period	$12,427,528	$4,260,988
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,802,000	$829,574

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods, which will require us to adopt this update in the first quarter of 2018. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those periods. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulating effect recognized as of the date of initial application. We are in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on our financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the lower of cost or net realizable value and options that currently exist for market value have been eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. We are in the process of evaluating the provisions on this statement, including which period to adopt, and have not determined what impact the adoption of this amendment will have on our financial position, results of operations and cash flows.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$1,770,571	$1,018,821	$3,258,066	$1,542,188
Weighted-average shares outstanding — Basic	10,974,448	7,000,000	10,940,525	7,000,000
Effect of dilutive securities:
Underwriters’ warrants	111,878	—	102,541	—
Preferred stock	—	1,400,000	—	1,400,000
Stock options	1,021,381	478,170	1,025,056	468,610
Weighted-average shares outstanding — Diluted	12,107,707	8,878,170	12,068,122	8,868,610
Basic net income per share	$0.16	$0.15	$0.30	$0.22
Diluted net income per share	$0.15	$0.11	$0.27	$0.17

Stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Anti-dilutive stock options	24,000	581,259	183,072	570,759

3 — Inventory

Inventory consists of:

	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,757,482	$1,541,688
Work in process	130,477	126,188
Finished goods	430,242	457,962
Total	$2,318,201	$2,125,838

The Company reviews its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. As of June 30, 2015 and December 31, 2014, the Company maintained an allowance for excess and obsolete inventory of $104,225 and $62,069, respectively.

4 — Property and Equipment

Property and equipment consist of:

	June 30, 2015	December 31, 2014
	(unaudited)
Computer software and hardware	$342,469	$303,076
Furniture and fixtures	220,998	198,253
Leasehold improvements	188,240	182,105
Machinery and equipment	937,394	849,852
Tooling in-process	7,915	42,315
	1,697,016	1,575,601
Accumulated depreciation	(868,683)	(780,766)
Total	$828,333	$794,835

Depreciation and amortization expense of property and equipment was $46,127 and $23,831 for the three months ended June 30, 2015 and 2014, respectively, and $87,917 and $35,045 for the six months ended June 30, 2015 and 2014, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2015	December 31, 2014
	(unaudited)
Patents — in use	$168,383	$238,548
Patents — in process	37,263	31,358
Internally developed software	148,967	148,967
	354,613	418,873
Accumulated amortization	(171,653)	(168,037)
Total	$182,960	$250,836

Amortization expense of intangible assets was $8,830 and $9,861 for the three months ended June 30, 2015 and 2014, respectively, and $18,347 and $19,417 for the six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations and Comprehensive Income.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

Six months ending December 31, 2015	$17,659
2016	18,016
2017	10,538
2018	10,538
2019	10,538
2020	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of revenue	$19,079	$970	$34,800	$1,929
General and administrative	132,955	57,567	249,884	114,502
Sales and marketing	141,303	101,452	268,649	196,988
Research and development	13,717	9,484	28,752	18,863
Total	$307,054	$169,473	$582,085	$332,282

As of June 30, 2015 we had $2,893,894 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table presents a summary of our stock option activity as of and for the six months ended June 30, 2015:

Options
Outstanding beginning of period	1,945,192
Options granted	24,000
Options exercised	(160,999)
Options canceled	—
Outstanding end of period	1,808,193

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$1,151	$36,886	$6,397,551
International corporations	1,515,200	495	5,919	1,509,776
Total	$7,948,486	$1,646	$42,805	$7,907,327

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$—	$27,067	$6,406,219
International corporations	1,515,200	—	7,626	1,507,574
Total	$7,948,486	$—	$34,693	$7,913,793

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2015.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,397,551	$—	$6,397,551	$—
International corporations	1,509,776	—	1,509,776	—
Total	$7,907,327	$—	$7,907,327	$—

	Fair Value at December 31, 2014
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,406,219	$—	$6,406,219	$—
International corporations	1,507,574	—	1,507,574	—
Total	$7,913,793	$—	$7,913,793	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2015 or the year ended December 31, 2014.

9 — Accumulated Other Comprehensive (Loss) Income

The only component of accumulated other comprehensive (loss) income, net of tax, for the three months ended June 30, 2015 and 2014 is as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at March 31, 2015	$(12,077)
Losses, net	(13,398)
Balances at June 30, 2015	$(25,475)

Balances at March 31, 2014	$3,100
Gains, net	1,525
Balances at June 30, 2014	$4,625

The only component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 and 2014 is as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2014	$(21,473)
Losses, net	(4,002)
Balances at June 30, 2015	$(25,475)

Balances at December 31, 2013	$924
Gains, net	3,701
Balances at June 30, 2014	$4,625

10 — Income Taxes

We recorded provisions for income taxes of $969,282 and $1,793,113 for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 35.4% and 35.5% for the three and six months ended June 30, 2015, respectively. Our effective tax rates for the three and six months ended June 30, 2015 differed from the U.S. Federal statutory rate primarily due to higher U.S. state tax expense, partially offset by the domestic production activities deduction.  The higher U.S. state tax expense increased our effective rate by approximately 4.1% and the domestic production activities deduction decreased our effective rate by approximately 2.7%.

We recorded provisions for income taxes of $602,931 and $907,099 for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 37.2% and 37.0% for the three and six months ended June 30, 2014, respectively. Our effective tax rates for the three and six months ended June 30, 2014 differed from the U.S. Federal statutory rate primarily due to higher U.S. state tax expense, partially offset by the domestic production activities deduction. The higher U.S. state tax expense increased our effective rate by approximately 4.8% and the domestic production activities deduction decreased our effective rate by approximately 2.7%.

As of June 30, 2015 and December 31, 2014, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
United States	$7,199,343	$4,217,709	$13,497,549	$6,666,818
International	409,800	482,660	1,103,299	1,590,788
	$7,609,143	$4,700,369	$14,600,848	$8,257,606

Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Devices	$6,367,010	$4,029,238	$12,254,263	$7,049,627
Disposable IV Sets and Services	1,242,133	671,131	2,346,585	1,207,979
	$7,609,143	$4,700,369	$14,600,848	$8,257,606

Property and equipment, net, information by geographic region is as follows:

	June 30, 2015	December 31, 2014
	(unaudited)
United States	$752,146	$728,556
International	76,187	66,279
	$828,333	$794,835

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

A summary of our non-cancelable operating lease commitments of June 30, 2015 is as follows:

Six months ending December 31, 2015	$195,498
2016	390,996
2017	390,996
2018	390,996
2019	162,915
Total non-cancelable operating lease commitments	$1,531,401

Rent expense under our operating leases was $100,361 and $31,571 for the three months ended June 30, 2015 and 2014, respectively, and $200,536 and $62,342 for the six months ended June 30, 2015 and 2014, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $2,334,727 at June 30, 2015 and $1,993,801 at December 31, 2014. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters.  On September 10, 2014, a Civil Action was filed in the U.S. District Court for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action was a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff was an alleged shareholder of the Company, and in the operative complaint sought relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 17, 2014. The complaint alleged that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleged “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Company disputed the plaintiff’s allegations and theories of liability. On May 26, 2015, the court granted the defendants’ motions to dismiss the complaint in its entirety. On June 22, 2015, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit. We accrued an insignificant amount related to this matter during the three months ended June 30, 2015.

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

Each IV infusion pump system consists of an MRidium MRI compatible IV infusion pump, mobile stand, and proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We primarily generate revenue from the one-time sale of pumps and accessories, in addition to revenue generated from ongoing service contracts and the sale of proprietary disposable tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

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

Financial Highlights and Outlook

Our total revenue increased $2.9 million, or 61.9%, to $7.6 million for the second quarter ended June 30, 2015, compared to $4.7 million for the second quarter of last year. Net income was $1.8 million, or $0.15 per diluted share, in the second quarter ended June 30, 2015, compared with net income of $1.0 million, or $0.11 per diluted share, in the second quarter last year. These increases were significantly driven by sales of our MRI compatible IV pump systems.  During the second quarter of 2015, we sold 220 pump systems, compared to 146 pump systems sold during the same period in 2014, a 50.7% increase.

For the remainder of 2015, we expect continued revenue growth as we focus on working down our backlog and our expanding U.S. direct sales force continues to drive market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump systems. We intend to continue focusing our efforts on converting users of our former competitor’s pumps to our systems, in addition to targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We expect operating expenses to increase in 2015 due to increased headcount, the costs associated with our new corporate headquarters, costs incurred in addressing the Warning Letter, higher legal expense, higher depreciation expense from additional capital expenditures and the costs of being a public company.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the six months ended June 30, 2015.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	18.7	18.5	18.8	18.5
Gross profit	81.3	81.5	81.2	81.5
Operating expenses:
General and administrative	26.1	24.1	27.1	26.9
Sales and marketing	14.5	18.4	15.0	19.7
Research and development	5.3	4.8	5.1	5.4
Total operating expenses	45.9	47.2	47.2	52.0
Income from operations	35.4	34.3	34.0	29.5
Other income, net	0.6	0.2	0.6	0.2
Income before provision for income taxes	36.0	34.5	34.6	29.7
Provision for income taxes	12.7	12.8	12.3	11.0
Net income	23.3%	21.7%	22.3%	18.7%

Three Months Ended June 30, 2015 and 2014

Revenue

Revenue increased approximately $2.9 million, or 61.9%, to $7.6 million for the three months ended June 30, 2015, compared to $4.7 million for the same period in 2014.

Revenue from sales in the U.S. increased approximately $3.0 million, or 70.7%, to $7.2 million for the three months ended June 30, 2015, from $4.2 million for the same period in 2014. Revenue from sales internationally decreased approximately $0.1 million, or 15.1%, to $0.4 million for the three months ended June 30, 2015, from $0.5 million for the same period in 2014.

Revenue from sales of devices increased approximately $2.4 million, or 58.0%, to $6.4 million for the three months ended June 30, 2015, from $4.0 million for the same period in 2014. During the three months ended June 30, 2015, we sold 220 MRI compatible IV infusion pumps compared to 146 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the three months ended June 30, 2015 was approximately $29,000, compared to approximately $28,000 for the same period in 2014. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the three months ended June 30, 2015 compared to the same period in 2014.

Revenue from sales of our disposable IV sets and services increased approximately $0.5 million, or 85.1%, to $1.2 million for the three months ended June 30, 2015, from $0.7 million for the same period in 2014.

Cost of Revenue

Cost of revenue increased approximately $0.5 million, or 63.5%, to $1.4 million for the three months ended June 30, 2015, from $0.9 million for the same period in 2014. Gross profit increased approximately $2.4 million, or 61.5%, to $6.2 million for the three months ended June 30, 2015 from $3.8 million for the same period in 2014. The increase in cost of revenue and gross profit is due to higher sales during the three months ended June 30, 2015, compared to the second quarter 2014. Gross profit margin was significantly consistent at 81.3% for the three months ended June 30, 2015 compared to 81.5% for the same period in 2014.

General and Administrative

General and administrative expense increased approximately $0.9 million, or 75.6%, to $2.0 million for the three months ended June 30, 2015, from $1.1 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees, medical device excise tax expense, administration fees paid to our GPO’s and stock compensation expense for the first quarter 2015 when compared to the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.2 million, or 27.8%, to $1.1 million for the three months ended June 30, 2015, from $0.9 million for the same period in 2014. This is primarily the result of higher salary expense resulting from the increased size of our sales organization, sales commissions resulting from higher sales and stock compensation expense as of June 30, 2015 compared to the same period last year.

Research and Development

Research and development expense increased approximately $0.2 million, 78.9%, to $0.4 million for the three months ended June 30, 2015, from $0.2 million for the same period in 2014. This is primarily the result of higher outside consulting and engineering expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $46,000 for the three months ended June 30, 2015, compared to approximately $12,000 for the same period in 2014. This increase is primarily the result of interest income related to our investment portfolio which had higher average balances in the 2015 period than in the 2014 period.

Income Taxes

We recorded income tax expense of approximately $1.0 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. The higher income tax expense for the second quarter of 2015 is due to higher income before provision for income taxes, partially offset by a decrease in our effective tax rate when compared to the same period in 2014. Our effective tax rate for the second quarter of 2015 was 35.4% compared to 37.2% for the same period in 2014. The decrease in our effective tax rate is the result of a lower U.S. state tax rate, higher deductions associated with the exercise of stock options and a higher domestic production activities deduction.

Six Months Ended June 30, 2015 and 2014

Revenue

Revenue increased approximately $6.3 million, or 76.8%, to $14.6 million for the six months ended June 30, 2015, compared to $8.3 million for the same period in 2014.

Revenue from sales in the U.S. increased approximately $6.8 million, or 102.5%, to $13.5 million for the six months ended June 30, 2015, from $6.7 million for the same period in 2014. Revenue from sales internationally decreased approximately $0.5 million, or 30.6%, to $1.1 million for the six months ended June 30, 2015, from $1.6 million for the same period in 2014.

Revenue from sales of devices increased approximately $5.3 million, or 73.8%, to $12.3 million for the six months ended June 30, 2015, from $7.0 million for the same period in 2014. During the six months ended June 30, 2015, we sold 437 MRI compatible IV infusion pumps compared to 292 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the six months ended June 30, 2015 was approximately $28,000, compared to $24,000 for the same period in 2014. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the six months ended June 30, 2015 compared to the same period in 2014.

Revenue from sales of our disposable IV sets and services increased approximately $1.1 million, or 94.3%, to $2.3 million for the six months ended June 30, 2015, from $1.2 million for the same period in 2014.

Cost of Revenue

Cost of revenue increased approximately $1.3 million, or 80.2%, to $2.8 million for the six months ended June 30, 2015, from $1.5 million for the same period in 2014. Gross profit increased approximately $5.1 million, or 76.0%, to $11.9 million for the six months ended June 30, 2015 from $6.7 million for the same period in 2014. The increase in cost of revenue and gross profit is due to higher sales during the six months ended June 30, 2015, compared to the same period in 2014. Gross profit margin was significantly consistent at 81.2% for the six months ended June 30, 2015 compared to 81.5% for the same period in 2014.

General and Administrative

General and administrative expense increased approximately $1.8 million, or 77.8%, to $4.0 million for the six months ended June 30, 2015, from $2.2 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, legal and professional fees, administration fees paid to our GPO’s, stock compensation expense, insurance expense, consulting expense, franchise tax expense, bad debt expense and the impairment of patents related to one model of our IV sets for the first quarter 2015 when compared to the same period last year.

Sales and Marketing

Sales and marketing expense increased approximately $0.6 million, or 35.0%, to $2.2 million for the six months ended June 30, 2015, from $1.6 million for the same period in 2014. This is primarily the result of higher sales commissions resulting from higher sales, salary and travel costs resulting from the increased size of our sales organization and stock compensation expense as of June 30, 2015 compared to the same period last year.

Research and Development

Research and development expense increased approximately $0.3 million, 65.8%, to $0.7 million for the six months ended June 30, 2015, from $0.4 million for the same period in 2014. This is primarily the result of higher outside consulting and engineering expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $93,000 for the six months ended June 30, 2015, compared to approximately $15,000 for the same period in 2014. This increase is primarily the result of interest income related to our investment portfolio which had higher average balances in the 2015 period than in the 2014 period.

Income Taxes

We recorded income tax expense of approximately $1.8 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. The higher income tax expense for the six months ended June 30, 2015 is due to higher income before provision for income taxes, partially offset by a decrease in our effective tax rate when compared to the same period in 2014. Our effective tax rate for the six months ended June 30, 2015 was 35.5% compared to 37.0% for the same period in 2014. The decrease in our effective tax rate is the result of a lower U.S. state tax rate, higher deductions associated with the exercise of stock options and a higher domestic production activities deduction.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our liquid investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of June 30, 2015, we had cash and cash equivalents and liquid investments of approximately $20.3 million, stockholders’ equity of $25.1 million, and working capital of $23.9 million. As of December 31, 2014, we had cash and cash equivalents and liquid investments of approximately $17.4 million, stockholders’ equity of $20.9 million, and working capital of $19.9 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the six months ended June 30, 2015, cash provided by operations increased approximately $0.5 million to $2.7 million, compared to cash provided by operations of $2.2 million for the same period in 2014. This increase was primarily the result of higher net income and net cash inflows related to deferred revenue, inventory and the add back of non-cash items such as stock compensation, impairment of intangible assets, depreciation and amortization, partially offset by net cash outflows related to accounts receivable and accrued payroll and benefits and deferred taxes. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $4.0 million for the six months ended June 30, 2015 compared to $1.9 million for the same period last year.

Cash used in investing activities was approximately $127,000 for the six months ended June 30, 2015 compared to approximately $239,000 for the same period last year. We used approximately $121,000 of cash to purchase property and equipment during the six months ended June 30, 2015 compared to approximately $218,000 for the same period last year.

Cash provided by financing activities was approximately $361,000 for the six months ended June 30, 2015 and related to the exercise of stock options by employees and the tax benefits on those exercises. For the six months ended June 30, 2014, cash used in financing activities was approximately $210,000. We used $203,000 of cash to pay costs associated with the initial public offering of our common stock that was completed in July 2014. We also used $6,000 during the six months ended June 30, 2014 to repay in full the officer note payable.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of June 30, 2015. We had no other off-balance sheet arrangements during the six months ended June 30, 2015 or for the year ended December 31, 2014 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated cash, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2015 and 2014.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2015, we had approximately $7.9 million in corporate bonds, with approximately $6.7 million that mature between 1 and 3 years and $1.2 million that mature between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2015, we expect the corresponding change in fair value of our investments would be approximately $116,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2015. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2014, a Civil Action was filed in the U.S. District Court for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action was a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff was an alleged shareholder of the Company, and in the operative complaint sought relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 17, 2014. The complaint alleged that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleged “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Company disputed the plaintiff’s allegations and theories of liability. On May 26, 2015, the court granted the defendants’ motions to dismiss the complaint in its entirety. On June 22, 2015, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit. We accrued an insignificant amount related to this matter during the three months ended June 30, 2015.

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

The disruption in the shipment of our products had a significant adverse effect on our business and our financial condition. We are working with the FDA to resolve the Warning Letter and complete the review of the 510(k) submission.  Although we have resumed commercial distribution of our product, there can be no guarantee that our efforts will be successful in obtaining clearance of our 510(k) submission. The FDA could require us to, again, cease shipment of our products, or notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse our request for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

The MRidium 3860+ or 3850/R MRI compatible IV infusion pumps could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including:

•                                          entrance of new competitors into our markets;

•                                          technological developments such as new imaging modalities which render MRI procedures obsolete or reduce the instances where MRI imaging is utilized;

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

We rely on distributors for all of our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have historically represented approximately one-quarter to one-third of our net revenues. Our expectation of revenue from outside the U.S. over the next twelve months is significantly lower than our historical averages as we focus on fulfilling orders from our significant U.S. backlog. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

Significant changes and volatility in global financial markets, in consumer and business environments, and our general competitive landscape may make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue or earnings guidance or outlook which we have given or might give may turn out to be inaccurate. Though we will endeavor to give reasonable estimates of future revenues and earnings at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-quarter to one-third of our net revenues and we expect that non-U.S. sales will contribute to future growth. However, our expectation of revenue from outside the U.S. over the next twelve months is significantly lower than our historical averages as we focus on fulfilling orders from our significant U.S. backlog. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the United States include:

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all of our medical products are “medical devices” within the meaning of the FDA regulations. If this tax rate is increased in future years, it would negatively impact our operating results.

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Park, Florida in June 2010 and more recently between April 7 and April 16, 2014. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. As described above, the FDA subsequently issued a Warning Letter that has resulted in us ceasing to distribute our primary product in the United States. See the risk factor entitled, “Our financial performance is currently dependent on a single product, and disruptions in our ability to sell this product may have a material adverse effect on our business.”

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

•                                          failure to meet or exceed our own estimates and projections or the estimates and projections of securities analysts or investors;

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

While we believe the proceeds from our recent initial public offering and our current positive cash flow will provide us with adequate capital to fund operations for at least the next 12 months, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain an additional credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and lead our share price to decline.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices of small cap medical device companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have become, and may in the future, become involved in this type of litigation. Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments. Such payment could have a material impact on how investors view our company and result in a decline in our stock price.

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

IRADIMED CORPORATION

Dated: August 11, 2015	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)