Form 10-Q
period 2015-09-30
IRADIMED CORP
filed 2015-11-10
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The registrant had 11,069,400 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2015.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,529,235	$9,454,150
Investments	7,890,617	7,913,793
Accounts receivable, net of allowance for doubtful accounts of $43,847 as of September 30, 2015 and $28,119 as of December 31, 2014	3,428,216	1,960,214
Inventory, net	2,259,290	2,125,838
Prepaid expenses and other current assets	361,304	276,540
Prepaid income taxes	215,721	320,941
Deferred income taxes	174,403	116,339
Total current assets	29,858,786	22,167,815
Property and equipment, net	851,671	794,835
Intangible assets, net	181,336	250,836
Deferred income taxes	121,184	76,557
Other assets	37,683	19,676
Total assets	$31,050,660	$23,309,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916,882	$629,167
Accrued payroll and benefits	1,134,964	1,244,898
Other accrued taxes	23,295	65,790
Warranty reserve	63,080	27,925
Deferred revenue	532,945	308,341
Total current liabilities	2,671,166	2,276,121
Deferred revenue	265,740	142,902
Total liabilities	2,936,906	2,419,023
Stockholders’ equity:
Common stock; $0.0001 par value; 90,000,000 shares authorized; 11,069,400 shares issued and outstanding as of September 30, 2015 and 10,814,650 shares issued and outstanding as of December 31, 2014	1,107	1,082
Additional paid-in capital	17,898,000	15,785,838
Retained earnings	10,250,463	5,125,249
Accumulated other comprehensive loss	(35,816)	(21,473)
Total stockholders’ equity	28,113,754	20,890,696
Total liabilities and stockholders’ equity	$31,050,660	$23,309,719

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$8,193,616	$3,811,947	$22,794,464	$12,069,553
Cost of revenue	1,590,222	959,593	4,340,429	2,485,704
Gross profit	6,603,394	2,852,354	18,454,035	9,583,849
Operating expenses:
General and administrative	1,675,784	1,261,872	5,629,071	3,485,051
Sales and marketing	1,206,203	880,711	3,399,581	2,505,019
Research and development	518,562	303,463	1,264,310	753,267
Total operating expenses	3,400,549	2,446,046	10,292,962	6,743,337
Income from operations	3,202,845	406,308	8,161,073	2,840,512
Other income (expense), net	64,709	(8,808)	157,660	6,275
Income before provision for income taxes	3,267,554	397,500	8,318,733	2,846,787
Provision for income taxes	1,400,406	160,143	3,193,519	1,067,242
Net income	$1,867,148	$237,357	$5,125,214	$1,779,545
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(6,369) and $70 for the three months ended September 30, 2015 and 2014, respectively, and $(8,833) and $(2,681) for the nine months ended September 30, 2015 and 2014, respectively	(10,341)	130	(14,343)	3,832
Realized gain on available-for-sale securities reclassified to net income, net of tax of $70 and $2,560 for the three and nine months ended September 30, 2014, respectively	—	(130)	—	(4,756)
Comprehensive income	$1,856,807	$237,357	$5,110,871	$1,778,621
Net income per share:
Basic	$0.17	$0.02	$0.47	$0.22
Diluted	$0.15	$0.02	$0.42	$0.18
Weighted average shares outstanding:
Basic	11,028,551	10,112,139	10,970,189	8,048,779
Diluted	12,382,531	11,269,358	12,294,307	9,688,602

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$5,125,214	$1,779,545
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15,728	37,368
Provision for excess and obsolete inventory	103,471	36,709
Depreciation and amortization	163,709	99,638
Stock-based compensation	913,234	503,881
Impairment of intangible assets	55,433	—
Changes in operating assets and liabilities:
Accounts receivable	(1,483,730)	770,612
Inventory	(236,923)	(336,355)
Prepaid expenses and other current assets	(80,182)	(126,434)
Other assets	(22,589)	(17,498)
Deferred income taxes	(93,858)	(189,235)
Accounts payable	287,715	212,761
Accrued payroll and benefits	(109,934)	263,682
Other accrued taxes	(42,495)	(40,403)
Warranty reserve	35,155	3,669
Deferred revenue	347,442	238,367
Accrued income taxes, net of prepaid income taxes	105,220	249,343
Other	—	1,461
Net cash provided by operating activities	5,082,610	3,487,111
Investing activities:
Purchases of investments	—	(3,011)
Proceeds from sale of investments	—	255,109
Purchases of property and equipment	(193,368)	(504,502)
Capitalized intangible assets	(13,110)	(21,726)
Net cash used in investing activities	(206,478)	(274,130)
Financing activities:
Proceeds from stock option exercises	320,807	—
Income tax benefits credited to equity	878,146	—
Proceeds from the issuance of common stock pursuant to initial public offering	—	14,490,000
Payment of initial public offering costs	—	(2,044,348)
Repayment of officer note payable	—	(6,333)
Net cash provided by financing activities	1,198,953	12,439,319
Net increase in cash and cash equivalents	6,075,085	15,652,300
Cash and cash equivalents, beginning of period	9,454,150	2,461,559
Cash and cash equivalents, end of period	$15,529,235	$18,113,859
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,402,000	$1,004,574

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$1,867,148	$237,357	$5,125,214	$1,779,545
Weighted-average shares outstanding — Basic	11,028,551	10,112,139	10,970,189	8,048,779
Effect of dilutive securities:
Underwriters’ warrants	133,093	847	115,598	—
Preferred stock	—	228,261	—	1,005,128
Stock options	1,220,887	928,111	1,208,520	634,695
Weighted-average shares outstanding — Diluted	12,382,531	11,269,358	12,294,307	9,688,602
Basic net income per share	$0.17	$0.02	$0.47	$0.22
Diluted net income per share	$0.15	$0.02	$0.42	$0.18

Warrants and stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Anti-dilutive stock options	5,804	17,625	25,341	660,159

3 — Inventory

Inventory consists of:

	September 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,839,073	$1,541,688
Work in process	127,460	126,188
Finished goods	292,757	457,962
Total	$2,259,290	$2,125,838

The Company reviews its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. As of September 30, 2015 and December 31, 2014, the Company maintained an allowance for excess and obsolete inventory of $165,540 and $62,069, respectively.

4 — Property and Equipment

Property and equipment consist of:

	September 30, 2015	December 31, 2014
	(unaudited)
Computer software and hardware	$373,105	$303,076
Furniture and fixtures	237,707	198,253
Leasehold improvements	191,139	182,105
Machinery and equipment	939,305	849,852
Tooling in-process	27,713	42,315
	1,768,969	1,575,601
Accumulated depreciation	(917,298)	(780,766)
Total	$851,671	$794,835

Depreciation and amortization expense of property and equipment was $48,615 and $35,316 for the three months ended September 30, 2015 and 2014, respectively, and $136,532 and $70,361 for the nine months ended September 30, 2015 and 2014, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2015	December 31, 2014
	(unaudited)
Patents — in use	$168,383	$238,548
Patents — in process	44,469	31,358
Internally developed software	148,967	148,967
	361,819	418,873
Accumulated amortization	(180,483)	(168,037)
Total	$181,336	$250,836

Amortization expense of intangible assets was $8,830 and $9,861 for the three months ended September 30, 2015 and 2014, respectively, and $27,177 and $29,277 for the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations and Comprehensive Income.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

Three months ending December 31, 2015	$8,830
2016	18,016
2017	10,538
2018	10,538
2019	10,538
2020	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of revenue	$23,138	$905	$57,938	$2,834
General and administrative	152,213	60,235	402,097	174,737
Sales and marketing	148,598	102,606	417,248	299,594
Research and development	7,199	7,853	35,951	26,716
Total	$331,148	$171,599	$913,234	$503,881

As of September 30, 2015 we had $2,873,019 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents a summary of our stock option activity as of and for the nine months ended September 30, 2015:

Options
Outstanding beginning of period	1,945,192
Options granted	35,000
Options exercised	(254,749)
Options canceled	(500)
Outstanding end of period	1,724,943

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$1,905	$46,986	$6,388,205
International corporations	1,515,200	—	12,788	1,502,412
Total	$7,948,486	$1,905	$59,774	$7,890,617

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$—	$27,067	$6,406,219
International corporations	1,515,200	—	7,626	1,507,574
Total	$7,948,486	$—	$34,693	$7,913,793

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2015.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at September 30, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,388,205	$—	$6,388,205	$—
International corporations	1,502,412	—	1,502,412	—
Total	$7,890,617	$—	$7,890,617	$—

	Fair Value at December 31, 2014
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,406,219	$—	$6,406,219	$—
International corporations	1,507,574	—	1,507,574	—
Total	$7,913,793	$—	$7,913,793	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2015 or the year ended December 31, 2014.

9 — Accumulated Other Comprehensive (Loss) Income

The only component of accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2015 and 2014 is as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at June 30, 2015	$(25,475)
Losses, net	(10,341)
Balances at September 30, 2015	$(35,816)

Balances at June 30, 2014	$4,625
Gains, net	130
Realized gain on available-for-sale securities reclassified to net income	(4,755)
Balances at September 30, 2014	$—

The only component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014 is as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2014	$(21,473)
Losses, net	(14,343)
Balances at September 30, 2015	$(35,816)

Balances at December 31, 2013	$924
Gains, net	3,832
Realized gain on available-for-sale securities reclassified to net income	(4,756)
Balances at September 30, 2014	$—

10 — Income Taxes

We recorded provisions for income taxes of $1,400,406 and $3,193,519 for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 42.9% and 38.4% for the three and nine months ended September 30, 2015, respectively. Our effective tax rates for the three and nine months ended September 30, 2015 differed from the U.S. Federal statutory rate primarily due to the write-off of deferred taxes associated with certain of our stock options, higher U.S. state income tax expense and higher incentive stock option expense, partially offset by a higher deduction for our domestic production activities and discrete items.

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

As of September 30, 2015 and December 31, 2014, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
United States	$7,739,714	$3,529,024	$21,237,264	$10,195,841
International	453,902	282,923	1,557,200	1,873,712
	$8,193,616	$3,811,947	$22,794,464	$12,069,553

Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Devices	$6,850,726	$3,125,189	$19,104,989	$10,174,816
Disposable IV Sets and Services	1,342,890	686,758	3,689,475	1,894,737
	$8,193,616	$3,811,947	$22,794,464	$12,069,553

Property and equipment, net, information by geographic region is as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
United States	$779,631	$728,556
International	72,040	66,279
	$851,671	$794,835

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases.  In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our president, CEO and controlling stockholder, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $32,616, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

A summary of our non-cancelable operating lease commitments of September 30, 2015 is as follows:

Three months ending December 31, 2015	$97,848
2016	391,391
2017	391,391
2018	391,391
2019	163,080
Total non-cancelable operating lease commitments	$1,435,101

Rent expense under our operating leases was $100,037 and $108,047 for the three months ended September 30, 2015 and 2014, respectively, and $300,670 and $170,968 for the nine months ended September 30, 2015 and 2014, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $3,241,793 at September 30, 2015 and $1,993,801 at December 31, 2014. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters.  On September 10, 2014, a Civil Action was filed in the U.S. District Court for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action was a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff was an alleged shareholder of the Company, and in the operative complaint sought relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 17, 2014. The complaint alleged that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleged “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Company disputed the plaintiff’s allegations and theories of liability. On May 26, 2015, the court granted the defendants’ motions to dismiss the complaint in its entirety. On June 22, 2015, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit. The appeal was dismissed with prejudice by the Court of Appeals on October 28, 2015 on joint motion of the parties.

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

As of the effective date of the reincorporation, we were authorized to issue 90,000,000 shares of Common Stock with a par value of $0.0001 per share and 10,000,000 shares of Preferred Stock with a par value of $0.0001. Effective October 30, 2015, after receiving approval by our Board of Directors and a majority of the voting power of our outstanding common stock, we amended our Certificate of Incorporation to decrease the number of authorized shares of our common stock from 90,000,000 to 31,500,000 shares and to decrease the number of authorized shares of preferred stock from 10,000,000 to 3,500,000 shares, of which 800,000 shares will remain designated as Series A Preferred Stock. The purpose of the decrease in authorized shares was to reduce our annual franchise tax costs.

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

Financial Highlights and Outlook

Our total revenue increased $4.4 million, or 114.9%, to $8.2 million for the third quarter ended September 30, 2015, compared to $3.8 million for the third quarter of last year. Net income was $1.9 million, or $0.15 per diluted share, in the third quarter ended September 30, 2015, compared with net income of $0.2 million, or $0.02 per diluted share, in the third quarter last year. During the third quarter of 2015, we recognized revenue on 248 pump systems, compared to 112 pump systems during the same period in 2014, a 121.4% increase. These increases were driven by demand for our MRI compatible IV pump systems and the impact of the domestic stop-ship that occurred in September 2014 and lasted through December 2014 resulting from the Warning Letter.

For the remainder of 2015, we expect continued revenue growth as we focus on working down our backlog and our expanding U.S. direct sales force continues to drive market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump systems. We intend to continue focusing our efforts on targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We expect operating expenses to increase during the remainder of 2015 due to increased headcount, costs incurred in addressing the Warning Letter, higher legal expense, and higher depreciation and amortization expense from additional capital expenditures.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the nine months ended September 30, 2015.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	19.4	25.2	19.0	20.6
Gross profit	80.6	74.8	81.0	79.4
Operating expenses:
General and administrative	20.5	33.1	24.7	28.9
Sales and marketing	14.7	23.1	14.9	20.8
Research and development	6.3	8.0	5.5	6.2
Total operating expenses	41.5	64.2	45.2	55.9
Income from operations	39.1	10.7	35.8	23.5
Other income, net	0.8	(0.2)	0.7	0.1
Income before provision for income taxes	39.9	10.4	36.5	23.6
Provision for income taxes	17.1	4.2	14.0	8.8
Net income	22.8%	6.2%	22.5%	14.7%

Three Months Ended September 30, 2015 and 2014

Revenue

Revenue increased approximately $4.4 million, or 114.9%, to $8.2 million for the three months ended September 30, 2015, compared to $3.8 million for the same period in 2014.

Revenue from sales in the U.S. increased approximately $4.2 million, or 119.3%, to $7.7 million for the three months ended September 30, 2015, from $3.5 million for the same period in 2014. Revenue from sales internationally increased approximately $0.2 million, or 60.4%, to $0.5 million for the three months ended September 30, 2015, from $0.3 million for the same period in 2014.

Revenue from sales of devices increased approximately $3.8 million, or 119.2%, to $6.9 million for the three months ended September 30, 2015, from $3.1 million for the same period in 2014. During the three months ended September 30, 2015, we sold 248 MRI compatible IV infusion pumps compared to 112 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the three months ended September 30, 2015 and 2014 was approximately $28,000.

Revenue from sales of our disposable IV sets and services increased approximately $0.6 million, or 95.5%, to $1.3 million for the three months ended September 30, 2015, from $0.7 million for the same period in 2014.

Cost of Revenue

Cost of revenue increased approximately $0.6 million, or 65.7%, to $1.6 million for the three months ended September 30, 2015, from $1.0 million for the same period in 2014. Gross profit increased approximately $3.7 million, or 131.5%, to $6.6 million for the three months ended September 30, 2015 from $2.9 million for the same period in 2014. The increase in cost of revenue and gross profit is due to higher sales during the three months ended September 30, 2015, compared to the third quarter 2014. Gross profit margin increased to 80.6% for the three months ended September 30, 2015 compared to 74.8% for the same period in 2014. The increase in gross margin is primarily the result of favorable inventory cost changes and sales leverage.

General and Administrative

General and administrative expense increased approximately $0.4 million, or 32.8%, to $1.7 million for the three months ended September 30, 2015, from $1.3 million for the same period last year. This increase is primarily due to higher medical device excise tax expense and administration fees paid to our GPO’s resulting from higher sales, higher stock compensation expense, higher expenses related to regulatory approvals and certifications, consulting, payroll and employee benefits, partially offset by lower legal and professional expenses and lower bad debt expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.3 million, or 37.0%, to $1.2 million for the three months ended September 30, 2015, from $0.9 million for the same period in 2014. This is primarily the result of higher sales commissions resulting from higher sales, higher salary expense resulting from the increased size of our sales organization, and higher stock compensation expense.

Research and Development

Research and development expense increased approximately $0.2 million, 70.9%, to $0.5 million for the three months ended September 30, 2015, from $0.3 million for the same period in 2014. This is primarily the result of higher outside consulting and engineering expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $65,000 for the three months ended September 30, 2015, compared to other expense of approximately $9,000 for the same period in 2014. This increase is primarily the result of foreign currency gains on international transactions and interest income related to our investment portfolio which had higher average balances in the 2015 period than in the 2014 period.

Income Taxes

We recorded income tax expense of approximately $1.4 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The higher income tax expense for the third quarter of 2015 is due to higher income before provision for income taxes and an increase in our effective tax rate when compared to the same period in 2014. Our effective tax rate for the third quarter of 2015 was 42.9% compared to 40.3% for the same period in 2014. The increase in our effective tax rate is the result of the write-off of deferred taxes associated with certain of our stock options, higher U.S. state income tax expense and higher incentive stock option expense, partially offset by a higher deduction for our domestic production activities and discrete items.

Nine Months Ended September 30, 2015 and 2014

Revenue

Revenue increased approximately $10.7 million, or 88.9%, to $22.8 million for the nine months ended September 30, 2015, compared to $12.1 million for the same period in 2014.

Revenue from sales in the U.S. increased approximately $11.0 million, or 108.3%, to $21.2 million for the nine months ended September 30, 2015, from $10.2 million for the same period in 2014. Revenue from sales internationally decreased approximately $0.3 million, or 16.9%, to $1.6 million for the nine months ended September 30, 2015, from $1.9 million for the same period in 2014.

Revenue from sales of devices increased approximately $8.9 million, or 87.8%, to $19.1 million for the nine months ended September 30, 2015, from $10.2 million for the same period in 2014. During the nine months ended September 30, 2015, we sold 685 MRI compatible IV infusion pumps compared to 404 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the nine months ended September 30, 2015 was approximately $28,000, compared to $25,000 for the same period in 2014. The increase in our average selling price is the result of higher domestic sales as a percent of total revenue during the nine months ended September 30, 2015 compared to the same period in 2014.

Revenue from sales of our disposable IV sets and services increased approximately $1.8 million, or 94.7%, to $3.7 million for the nine months ended September 30, 2015, from $1.9 million for the same period in 2014.

Cost of Revenue

Cost of revenue increased approximately $1.8 million, or 74.6%, to $4.3 million for the nine months ended September 30, 2015, from $2.5 million for the same period in 2014. Gross profit increased approximately $8.9 million, or 92.6%, to $18.5 million for the nine months ended September 30, 2015 from $9.6 million for the same period in 2014. The increase in cost of revenue and gross profit is due to higher sales during the nine months ended September 30, 2015, compared to the same period in 2014. Gross profit margin increased to 81.0% for the nine months ended September 30, 2015 from 79.4% for the same period in 2014 primarily due to higher domestic sales as a percent of total revenue.

General and Administrative

General and administrative expense increased approximately $2.1 million, or 61.5%, to $5.6 million for the nine months ended September 30, 2015, from $3.5 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, administration fees paid to our GPO’s, legal and professional fees, stock compensation expense, consulting expense, regulatory approval and certification expense, and corporate and franchise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.9 million, or 35.7%, to $3.4 million for the nine months ended September 30, 2015, from $2.5 million for the same period in 2014. This is primarily the result of higher sales commissions resulting from higher sales, salary and travel costs resulting from the increased size of our sales organization and stock compensation expense.

Research and Development

Research and development expense increased approximately $0.5 million, 67.8%, to $1.3 million for the nine months ended September 30, 2015, from $0.8 million for the same period in 2014. This is primarily the result of higher outside consulting and engineering expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $158,000 for the nine months ended September 30, 2015, compared to approximately $6,000 for the same period in 2014. This increase is primarily the result of interest income related to our investment portfolio which had higher average balances in the 2015 period than in the 2014 period and foreign currency gains on international transactions.

Income Taxes

We recorded income tax expense of approximately $3.2 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. The higher income tax expense for the nine months ended September 30, 2015 is due to higher income before provision for income taxes and an increase in our effective tax rate when compared to the same period in 2014. Our effective tax rate for the nine months ended September 30, 2015 was 38.4% compared to 37.5% for the same period in 2014. The increase in our effective tax rate is primarily the result of a write-off of deferred taxes associated with certain of our stock options, higher U.S. state income tax expense and higher incentive stock option expense, partially offset by a higher deduction for our domestic production activities and discrete items.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our liquid investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of September 30, 2015, we had cash and cash equivalents and liquid investments of approximately $23.4 million, stockholders’ equity of $28.1 million, and working capital of $27.2 million. As of December 31, 2014, we had cash and cash equivalents and liquid investments of approximately $17.4 million, stockholders’ equity of $20.9 million, and working capital of $19.9 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the nine months ended September 30, 2015, cash provided by operations increased approximately $1.6 million to $5.1 million, compared to cash provided by operations of $3.5 million for the same period in 2014. This increase was primarily the result of higher net income and net cash inflows related to deferred revenue, inventory and the add back of non-cash items such as stock compensation, impairment of intangible assets, depreciation and amortization, partially offset by net cash outflows related to accounts receivable and accrued payroll and benefits and accrued income taxes. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $6.3 million for the nine months ended September 30, 2015 compared to $2.4 million for the same period last year.

Cash used in investing activities was approximately $206,000 for the nine months ended September 30, 2015 compared to approximately $274,000 for the same period last year. We used approximately $193,000 of cash to purchase property and equipment during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we used approximately $505,000 to purchase property and equipment, of which approximately $286,000 related to the move into our new manufacturing and headquarters facility. We also liquidated our available-for-sale securities during the nine months ended September 30, 2014 for approximately $255,000.

Cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2015 and related to the exercise of stock options by employees and related tax benefits. For the nine months ended September 30, 2014, cash provided by financing activities was approximately $12.4 million, which primarily was the result of the completion of our IPO in July 2014.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,616, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2015. We had no other off-balance sheet arrangements during the nine months ended September 30, 2015 or for the year ended December 31, 2014 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated cash and accounts payable balances that are denominated in Yen. In the event our Yen denominated accounts receivable, accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2015 and 2014.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2015, we had approximately $7.9 million in corporate bonds, with approximately $4.4 million that matures in less than 1 year, $3.2 million that mature between 1 and 3 years and $0.3 million that mature between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2015, we expect the corresponding change in fair value of our investments would be approximately $96,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2015. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2014, a Civil Action was filed in the U.S. District Court for the Southern District of Florida (“Lam Civil Action”). The Lam Civil Action was a putative class action lawsuit brought against the Company and certain individuals who are officers and / or directors of the Company. The plaintiff was an alleged shareholder of the Company, and in the operative complaint sought relief on behalf of a class of persons who purchased the Company’s common stock during the period from July 15, 2014 through September 17, 2014. The complaint alleged that the defendants failed to disclose material information concerning the Company’s compliance with FDA regulations in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and that the putative class members suffered damages as a result. The complaint additionally alleged “control person” liability against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934. The Company disputed the plaintiff’s allegations and theories of liability. On May 26, 2015, the court granted the defendants’ motions to dismiss the complaint in its entirety. On June 22, 2015, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit. The appeal was dismissed with predjudice by the Court of Appeals on October 28, 2015 on joint motion of the parties.

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

We have been subject to securities class action litigation and derivative litigation and we may be subject to similar or other litigation in the future.

We and certain of our officers and/or directors were defendants in a lawsuit filed in the United States District Court for the Southern District of Florida, brought on behalf of our stockholders that alleged that the defendants failed to disclose material information concerning our compliance with FDA regulations.  On May 26, 2015, the District Court granted the defendants’ motions to dismiss the complaint in its entirety.  On June 22, 2015, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit.  On October 28, 2015, the U.S. Court of Appeals for the Eleventh Circuit, on joint motion of the parties, dismissed with prejudice the plaintiff’s appeal.

There can be no assurance that we will not face other securities litigation in the future. With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our business, financial condition and our common stock. Regardless of the outcome, these claims may result in injury to our reputation, significant costs, diversion of management’s attention and resources, and loss of revenue.

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

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market, the trading price of our common stock could decline. In addition, our directors, officers and stockholders who beneficially own approximately 8.4 million shares of common stock, which were subject to lock-up agreements that expired in January 2015. As a result, up to approximately 1.0 million shares became eligible for sale in the public market and approximately 7.4 million shares held by affiliates became eligible for sale subject to volume limitations under Rule 144 under the Securities Act.  Moreover, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, we filed a registration statement on Form S-3 to register shares of common stock that may be offered or sold by us or by selling stockholders. If these additional shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

IRADIMED CORPORATION

Dated: November 10, 2015	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)