Form 10-K
period 2015-12-31
IRADIMED CORP
filed 2016-03-10
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $81,912,000.

There were 11,034,810 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2016. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

Documents Incorporated by Reference: Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•                  our ability to receive clearance of our 510(k) submission, resolve various matters identified in the FDA Warning Letter, complete a follow-up inspection conducted by the FDA resulting in a favorable outcome, additional actions by or requests from the FDA (including a request to cease domestic distribution of products) and unanticipated costs or delays associated with the resolution of these matters;

•                  unexpected costs, expenses and diversion of management attention resulting from the FDA Warning Letter;

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

•                  the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;

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

•                  our financial performance expectations and interpretations thereof by securities analysts and investors;

•                  our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;

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

ii

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

•                  uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;

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

iii

0Table of Contents

PART I

ITEM 1.                BUSINESS

Overview

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “us”, “our”) develops, manufactures, markets and distributes magnetic resonance imaging (“MRI”) compatible products and, today, we are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan. MRidium is a trademark of IRADIMED CORPORATION.

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

We sell our products primarily to acute care facilities and outpatient imaging centers, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. As of December 31, 2015, our direct sales force consists of 16 field sales representatives, supplemented by three clinical support representatives. Our goal is to continue to expand our U.S. sales force to 23 field sales representatives and four clinical support representatives by the end of 2016. We have distribution agreements with 35 independent distributors selling our products internationally.

As of December 31, 2015 we estimate that we had approximately 3,260 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We generate revenue from the one-time sale of pumps and accessories, ongoing service contracts and the sale of disposable IV tubing used during each scan. Our revenue growth has accelerated since initiating our direct sales effort. In fiscal year 2015, our revenue reached $31.6 million and our operating profit was $11.5 million representing an operating margin of 36.2%. This operating margin reflects the blended results of our IV infusion pumps, pump upgrades and disposable IV tubing sets.

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

Mr. Susi began exploring the market for an MRI compatible IV infusion pump while at Invivo. Invivo subsequently disclaimed any interest in the infusion pump and acknowledged that Mr. Susi was free to pursue the infusion pump development for his own account. Accordingly, after leaving Invivo in January 2004, Mr. Susi began the formal and detailed development of what subsequently has become our MRidium MRI compatible IV infusion pump system. During 2005, he assembled a team of individuals experienced in the medical device industry, many of whom were former employees of Invivo. This first generation MRI compatible IV infusion pump system and its associated proprietary IV tubing sets obtained FDA market clearance in March 2005 after which we began our sales and marketing efforts.

We initially marketed the product ourselves in the U.S. with limited sales staff, and within one year, commenced international sales through a network of distributors. In 2006, we signed an exclusive distribution agreement with Mallinckrodt/Tyco Healthcare (now part of Medtronic plc (NYSE: MDT)) for domestic and Canadian distribution of our products including the MRidium 3850 MRI compatible IV infusion pump system. The exclusive arrangement ended in 2010, allowing us to implement a direct marketing strategy with our own sales force in the U.S. and Canada.

In 2009, we introduced our second generation MRI compatible IV infusion pump system, the MRidium 3860+ which improved upon the previous 3850 version in a number of areas, including the addition of blood oxygen saturation monitoring (“SpO2”), and remote wireless monitoring capability. An SpO2 monitor can signal when an insufficient level of oxygen is being supplied to the body. Our MRidium 3860+ is the leading MRI compatible IV infusion pump system on the market today. In 2011, we introduced the iMagox product line, a standalone SpO2 patient monitor which was based on our MRI compatible SpO2 monitoring system with a wireless remote control for international distribution only.

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

While the benefits and uses of interventional magnetic resonance (“MR”) are known, there are hazards intrinsic to the MR environment which must be respected. These hazards may be attributed to a powerful static magnetic field, pulsed gradient magnetic fields, and pulsed radio frequency fields. The MRI suite is a harsh place for medical devices, and safe and proper patient care requires specialty equipment that is specifically designed and built for the MR environment. Many of the dangers and problems present in the MR environment can be solved through use of non-magnetic equipment that have operational safeguards and that maintain performance standards within a harsh magnetic environment while simultaneously maintaining patient safety. Designing an IV infusion pump system to operate safely and effectively in the MR environment requires overcoming significant technical hurdles.

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

Conventional Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients undergoing an MRI who require IV medications during their imaging procedure: (1) do not offer MRI treatment to patients requiring IV medications or sedation; (2) use conventional (magnetic) pumps with long IV lines that extend outside the MRI scanner room;  (3) proceed and accept patients for an MRI procedure but stop the flow of IV fluids during the procedure; (4) allow the uncontrolled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks, introduce safety risks and may result in deficient patient care.

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

Further, there are risks in using a conventional IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MR system, resulting in potentially deadly projectiles. Moreover, an MR scanner’s gradient magnetic field and RF fields can send currents in cables and other conductive materials that are near the MR system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

Other problems include devices malfunctioning if they are not properly designed for use in the harsh MR environment and low-quality images due to artifacts caused by RF interference emitted from ancillary equipment.

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a Faraday cage) for use with their conventional IV pumps, but the approach was not widely adopted. The major problem with this approach is that a highly magnetic conventional IV infusion pump is still being introduced into a hazardous MRI environment which can lead to projectile accidents. Additionally, placing a highly magnetic conventional IV infusion pump inside a shielded box hinders an operator’s ability to determine the status of the pump and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with the conventional IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our product can be safely placed anywhere in the scanner room including next to the scanner. We are not aware of any “shielded box” installations in use in the U.S. or any with a FDA 510(k) clearance and hence, we expect little current competition from this approach in the U.S.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution and hence a truly MRI compatible product.

Market Opportunities

Addressable Market

We view our MRI compatible IV infusion pump primarily as a safety device. Accordingly, we do not market our IV infusion pump systems in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there are approximately 11,250 MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for our MRI compatible IV infusion pump systems. Of the facilities currently using our MRI compatible IV infusion pumps, many have elected to purchase more than one IV infusion pump system per MRI scanner installed. Based on our historical sales and customer pump purchases, we estimate that our current global market opportunity represents approximately 18,000 MRI compatible IV infusion pump systems, of which approximately 55% is located in the United States.

Expansion of Intra-Hospital Use of MRI Compatible IV Infusion Pumps

We currently market our MRI compatible infusion pumps primarily to the MRI departments of hospitals. We believe, however, that there is potential for expanded deployment of our MRI compatible IV infusion pumps within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other locations within the hospital where there is a high probability that interventional radiology procedures will need to be performed on patients. Expanded use of our additional MRI compatible IV infusion pumps would serve as a type of transport pump and allow for consistent administration of IV fluids without interruption and easy transfer from the ICU or ER to the MRI scanner room.

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

Developing a New Monitoring/Resuscitation System.

We currently have under development a new MRI compatible multi-parameter vital signs monitor with a separate resuscitation device. We plan to launch the vital signs monitor in 2016. When providing anesthesia care in the MRI environment, the same requirements for safe monitoring and resuscitation that apply in a typical operating room must be satisfied. Our device is being developed using MRI compatible technology to safely deliver therapy and monitor all of the required basic vital signs parameters including electrocardiography, pulse oximetry, non-invasive blood pressure, capnography, and temperature. Our device will be designed to have a monitoring/remote station, with wireless communication capability outside of the scanner room (in the control room).

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

Since 2011, our U.S. sales team has grown from one field sales representative to a team of 16 direct field sales representatives and three clinical support representatives. We intend to continue to grow our specialized, MRI product-focused sales team and to support it with clinical support representatives as the business dictates. We believe that we can significantly increase sales of our MRidium MRI compatible IV infusion pump by also calling on anesthesia and critical care departments, to help influence hospitals’ purchasing decisions. We believe that this strategy will likely expand the number of acute care facilities using our MRI compatible products and increase the average number of MRI compatible IV infusion pumps per MRI.

Internationally, our focus in 2016 and beyond is to work with our distributors in key target markets, such as Europe and Japan, to expand the business and augment our market penetration rates. During 2016, we plan to begin the expansion of our internal capacity to serve these high potential markets by adding dedicated regional sales managers located outside the U.S. to oversee our relationships at the local level.

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

Our Products

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic ultrasonic motor and other uniquely-designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

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

The following diagram is an aerial view of an MRI scanner room with a top-of-the-line 3T magnet. The gauss-lines illustrate the distance from the magnet where various types of infusion pumps can safely operate. Our MRidium MRI compatible IV infusion pump is the only pump on the market approved to operate safely and reliably near the patient (area shown in blue). All of the other pumps must either be placed at a distance from the MRI scanner, which may include being outside of the scanner room entirely.

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

We also offer two products exclusively to international customers. These products consist of the 2460 iMagox MRI SpO2 Monitor and the 2465 iMagox Remote Control.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 16 direct field sales representatives and three clinical support representatives. We have distribution agreements for our products with 35 independent distributors selling our products internationally. We have developed an experienced team of distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our VP of International Sales, an industry veteran with over 20 years in the IV infusion pump business and ten years managing our international sales.

In fiscal year 2015, 91.3% of our revenue was generated from U.S. sales and 8.7% was generated from international sales.

As of December 31, 2015, our backlog was approximately $13.9 million. We include all purchase orders received from customers in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers’ requested shipment dates.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

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

The principal customers for our MRI compatible products include hospitals and acute care facilities. A customer’s decision to use our products is typically made by the anesthesiologist or department administrative director. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis in an attempt to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include regular surveys and visits to customer sites.

As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentration existed as of December 31, 2015.

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

The non-magnetic ultra-sonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005, and we recently renewed our exclusive supply agreement with this company for another five years through 2019. We have never encountered a significant supply interruption from this manufacturer and have received no indications that there might be disruptions of the supply of these motors in the future. We have routinely averaged no more than a three-month supply of these motors in our inventory. The supplier has committed to maintaining our supply and delivering on a timely basis. We have identified two additional suppliers who may be able to produce an ultra-sonic motor essentially identical to our current motor. We believe that adding or switching to an alternate supplier would require six months to a year.

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

Other sole or limited supply devices and components of our products include the following:

•                  Force Sensor.  This device is used to measure the fluid pressure within the IV tubing set and provide certain alarm functions. This part is supplied by a large multinational U.S.-based manufacturer. We have never experienced a delivery problem of this part, and we typically maintain a three-month supply on hand. However, we have had an internal development effort underway to create and manufacture this device in-house. In the event of a failure of our current supplier to furnish sufficient force sensors, we believe we could assume the manufacture of this device in three to five months.

•                  Bubble Detector.  This device provides safety and alarm upon detection of air in the IV fluid line. We have never experienced delivery issues with this part, which is supplied by a major multinational U.S.-based company, and we generally maintain a four-month supply on hand. There is one alternate supplier whose part we have tested on a preliminary basis, and we believe we could switch to that source if needed, within approximately three or four months.

•                  Lithium Polymer Battery Cells.  This device is used to power our MRI compatible IV infusion pump and is supplied by a Chinese company. Though we keep three to four month supply on hand and have alternate sources qualified, due to regulatory issues, changing to an alternate source could require three to four months.

•                  LCD Displays.  This component is currently a sole-sourced assembly from a large Chinese supplier who has a history of late delivery. We typically maintain a five to six month supply on hand. We have cultivated a second source that would be able to produce LCD displays essentially identical to our current display. We believe changing to the second source could require three to four months.

•                  Various Molded and Cast Components.  These custom tooled and molded/cast parts are subject to supply interruption should the tools become damaged. Replacement of these tools could require up to eight months. Our inventory of such custom molded and cast parts is approximately six months.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. This certificate was last renewed in October 2015, and will need renewal again in October 2019.

Competition

We do not believe there is currently any direct competition for our MRI compatible IV infusion pump systems. Our only direct competitor in the MRI compatible IV infusion pump market, Bayer Radiology, formerly MEDRAD, Inc., announced during 2013 its decision to remove its competing Continuum pump system from the market, and discontinued support throughout the world in June 2015 due to ongoing regulatory issues. As a result, we believe that our MRidium 3860+ MRI compatible IV infusion pump is the only true MRI compatible IV infusion pump available today. Bayer Radiology’s announcement provided that it planned to remove the actual product from customers in the field, and that it would no longer offer the disposable proprietary IV tubing sets after June 30, 2015.

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

Another potential competitor may be CareFusion Corporation (now part of Becton, Dickinson and Company (NYSE: BDX)). CareFusion is a major medical device manufacturer that has a dominant position in the conventional IV infusion pump market and made an investment in Caesarea Medical Electronics (“CME”) in December 2013. CME manufactured Bayer Radiology’s Continuum Pump System. In addition, B. Braun may seek to obtain FDA clearance for its SpaceStation MRI Trolley, currently only available outside the U.S., which allows traditional B. Braun IV infusion pumps to be used in the MR environment.

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

Employees

As of December 31, 2015, we had 68 full-time employees, including 27 in manufacturing, 24 in sales and marketing and customer support services, 6 in regulatory affairs, 6 in finance and administration and 5 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the DERS option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option. On December 9, 2015, we met with the FDA to review responses to the agency’s additional information letter.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Product Recalls

Dose Error Reduction System (“DERS”) Software Recall. Some of our MRidium 3860+ MRI compatible IV infusion pumps are equipped with a DERS. Due to a software issue observed on June 19, 2013, the drug dosage calculation indicated an incorrect recommended value for the flow rate when a specific key sequence was used during the infusion setup. As a result, a patient was infused with an incorrect flow rate. No harm to the patient was reported. On July 1, 2013, we issued an urgent medical device recall notice (the “DERS Recall”) and promptly made available to our customers a software update to resolve the error. On July 2, 2013, the subject of the recall was discussed with the FDA by phone. On July 12, 2013, we provided written notification to the FDA of the DERS Recall and submitted a Medical Device Report (MDR) with the FDA describing the incident, the investigative and corrective actions taken, the reason for the DERS Recall and the recall strategy. On September 18, 2013, we notified the FDA that all of the pumps sold with the DERS kits had been successfully upgraded with the software correction and reported that the DERS Recall was completed as of September 16, 2013. We requested that the FDA officially close the DERS Recall. On July 14, 2015, the FDA closed this recall and no further actions are necessary. We believe the financial expenses incurred related to the recall were not significant to our operations or financial results.

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

In September 2012, the European Commission, (“EC”), proposed significant revisions to the regulatory framework for medical devices in the EU. The proposed changes include more oversight of Notified Bodies by governmental authorities, replacing the three European Medical Service Directives with two regulations and more stringent requirements for clinical evidence while also enhancing alignment with international guidelines to facilitate international trade. It is unknown how the proposed revisions will affect certification of future products or modifications of current products, but it is possible that more clinical data will be needed to support our applications, which would increase the costs and development time involved. We may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from the EU’s Revised Medical Device Directive. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada. The EU has enacted legislation restricting the use of hazardous substances in electronic equipment (Directive 2011/65/EU, referred to as “RoHS 2”), such as our infusion pumps. The application of RoHS 2 to medical devices became effective as of July 22, 2014. Our MRidium 3860+ pumps systems are compliant with RoHS 2. If we are unable to remain compliant with RoHS 2, there may be an interruption of sales to the EU, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump, and the MRidium 3860+ MRI infusion pump, such as the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States. On September 4, 2014, we submitted to the FDA our initial response to the Warning Letter and on September 17, 2014 we sent an additional response that included supplemental information. On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the Dose Error Reduction System (“DERS”) option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option. On December 9, 2015, we met with the FDA to review responses to the agency’s additional information letter.

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

We rely on distributors for all of our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have historically represented approximately one-tenth to one-third of our net revenues. Our expectation of revenue from outside the U.S. over the next twelve months is on the low end of our historical averages as we focus on fulfilling orders from our significant U.S. backlog. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

Roger Susi developed our MRidium MRI compatible IV infusion pump system, and we believe that he will play a significant role in our continued success and in the development of new products. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing the risks related to executing a succession plan for Mr. Susi on a timely basis.

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

We may also have difficulty finding and retaining qualified Board members. Any failure to do so could be perceived negatively and could adversely affect our business.

Also, to the extent we hire personnel from competitors, we may be subject to allegations that we have improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or work product.

We may be unable to scale our operations successfully.

Our plan is to grow rapidly. Our growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

The environment in which we operate makes it increasingly difficult to accurately forecast our business performance.

Significant changes and volatility in global financial markets, in consumer and business environments, and our general competitive landscape may make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we will endeavor to give reasonable estimates of future revenues, earnings and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and stock-based compensation and allowances for uncertainties.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-tenth to one-third of our net revenues and we expect that non-U.S. sales will contribute to future growth. However, our expectation of revenue from outside the U.S. over the next twelve months is on the low end of our historical averages as we focus on fulfilling orders from our significant U.S. backlog. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the United States include:

•                                          foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;

•                                          possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•                                          foreign currency fluctuations that can impact our financial statements when foreign denominations are translated into U.S. dollars;

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all of our medical products are “medical devices” within the meaning of the FDA regulations. While this tax has been suspended by legislation for 2016 and 2017, it’s return thereafter (or earlier) and potential increases from the 2.3% level in future years would negatively impact our operating results.

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

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market, the trading price of our common stock could decline. In addition, our directors, officers and stockholders who beneficially own approximately 8.4 million shares of common stock, which were subject to lock-up agreements that expired in January 2015. As a result, up to approximately 1.0 million shares became eligible for sale in the public market and approximately 7.4 million shares held by affiliates became eligible for sale subject to volume limitations under Rule 144 under the Securities Act.  Moreover, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, we filed a registration statement on Form S-3 to register shares of common stock that may be offered or sold by us or by selling stockholders. On December 18, 2015, Roger Susi sold 1,043,479 shares of our Common stock in a secondary offering pursuant to this registration statement for his account. If additional Company shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

Roger Susi, our founder, who serves as one of our directors and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock.  Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Mr. Susi’s majority ownership also qualifies our company as a “controlled company” and allows us to opt out of compliance with numerous corporate governance listing requirements.

In addition, we qualify for the “controlled company” exemption under the corporate governance rules of the NASDAQ Stock Market until such a time as Mr. Susi does not control a majority of our outstanding common stock. As a “controlled company,” we would be permitted to opt out of compliance with the requirements that a majority of our board of directors consist of independent directors, that our Board of Directors’ compensation committee be comprised solely of independent directors, and that director nominees be selected or recommended to the Board of Directors for selection by independent directors. Notwithstanding the availability of these exemptions, we have elected not to rely upon any of the exemptions afforded to a “controlled company” under NASDAQ rules. A majority of our Board of Directors is comprised of independent directors, our compensation committee is comprised solely of independent directors, and our director nominees are recommended for selection to our Board of Directors by a majority of our independent directors in a vote in which only independent directors may participate. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future. We no longer require as a matter of policy that our Chairman of the Board be an independent director.

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

We believe that being a public company and compliant with these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of being a public company, we are obligated to establish and maintain adequate internal controls. Failure to develop and maintain adequate internal controls or to implement new or improved controls could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices of small capitalization medical device companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have become, and may in the future, become involved in this type of litigation. Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments. Such payment could have a material impact on how investors view our company and result in a decline in our stock price.

We are an “emerging growth company,” and we are not certain if the reduced reporting requirements applicable to emerging growth companies has made our common stock less attractive to investors.

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

If securities or industry analysts fail to initiate research coverage of our stock, downgrade our stock, or discontinue coverage, our trading volume might be reduced and our stock price could decline.

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

In October 2012, Radimed Gesellschaft für Kommunikationsdienstleistungen und Medizintechnik mbH (“Radimed”) brought an action in Düsseldorf Regional Court against our German distributor alleging the name and sign “iRadimed” was confusingly similar to their German trademark “Radimed.” A judgment was rendered against our German distributor preventing use of the name and sign “iRadimed” in Germany. We have however continued to sell products in Germany without any discernible effect by using the name IRI Development. On July 31, 2013, Radimed filed a lawsuit against us and our founder, Roger Susi, in Düsseldorf Regional Court, alleging that we infringed their German and Community trademarks “Radimed” and seeking to prevent our use of the name, sign and domain name “iRadimed” in the European Union. During 2014, we began settlement discussions with Radimed and accrued an insignificant amount related to this matter. In March 2015, we settled this matter and paid the amount that had been accrued. Pursuant to this settlement, we may continue to use the name “iRadimed” and our associated signs and domain name in the European Union.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the stock symbol “IRMD.” Our common stock commenced trading on the NASDAQ Capital Market under the stock symbol “IRMD” on July 16, 2014. Prior to that time, there was no public market for our common stock. The following table summarizes, for the periods indicated, the high and low sale price per share of our common stock as reported by the NASDAQ:

	High	Low
Year ended December 31, 2015
Fourth Quarter	$33.25	$24.04
Third Quarter	28.43	18.88
Second Quarter	23.45	15.11
First Quarter	16.45	12.72
Year ended December 31, 2014
Fourth Quarter	$13.10	$6.87
Third Quarter	13.60	6.26

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

Stockholders

As of February 29, 2016, we had 8 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not pay cash dividends in the years ended December 31, 2015 or 2014.

Purchases of Equity Securities by the Issuer

Our Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on January 28, 2016 and will expire on January 28, 2017.

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

Our Business

We are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan. MRidium is a trademark of IRADIMED CORPORATION.

As of December 31, 2015 we estimate that we had approximately 3,260 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We generate revenue from the one-time sale of pumps and accessories, ongoing service contracts and the sale of disposable IV tubing used during each scan. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

We sell our products primarily to acute care facilities and outpatient imaging centers, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. As of December 31, 2015, our direct sales force consists of 16 field sales representatives, supplemented by three clinical support representatives. Our goal is to continue to expand our U.S. sales force to 23 field sales representatives and four clinical support representatives by the end of 2016. We have distribution agreements with 35 independent distributors selling our products internationally.

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

Financial Highlights and Outlook

Our revenue increased $15.9 million, or 102%, to $31.6 million in 2015, from $15.7 million in 2014. Our diluted earnings per share increased $0.40, or 200%, to $0.60 in 2015, compared to $0.20 in 2014. As of December 31, 2015, our estimated installed base of IV infusion pumps increased to approximately 3,260 from approximately 2,300 as of December 31, 2014.

In 2016, we expect our revenues to increase as our growing U.S. direct sales force continues to expand market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump system. We intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We also intend to penetrate the Intensive Care Unit, Emergency Room and other locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to launch our new MRI compatible patient vital signs monitor during the second half of 2016. We expect operating expenses to increase in 2016 due to increased headcount, costs incurred in bringing the patient vital signs monitor to market and higher depreciation expense from additional capital expenditures.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or liquidity issues of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

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

Stock-based compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we just completed our IPO in July 2014, we utilize the historical stock price volatility from a representative group of public companies, which includes the Company, to estimate expected stock price volatility. We selected companies from the medical device industry with market capitalizations that are similar to ours. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. We utilize a dividend yield of zero as we have no current intention to pay cash dividends. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014
Volatility	87.1%	104.3%
Expected term (years)	6.7	7.0
Risk-free interest rate	1.8%	2.1%
Dividend yield	0.0%	0.0%

Stock-based compensation expense totaled $1,220,118 and $724,063 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 we had $2,539,673 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.6 years. We expect the future impact of stock-based compensation expense on our financial results to grow due to the potential increases in the value of our common stock, additional stock grants and increased headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on historical experience and employee class. The estimated forfeiture rate used to determine stock-based compensation expense was 1.4% and 3.0% for the years ended December 31, 2015 and 2014, respectively.

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

We recognize the tax benefit of uncertain tax positions in the financial statements based on the technical merits of the position. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We believe our tax positions are fully supportable.

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in certain future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	18.5	21.7
Gross profit	81.5	78.3
Operating expenses:
General and administrative	24.6	30.8
Sales and marketing	14.9	21.1
Research and development	5.6	6.8
Total operating expenses	45.1	58.7
Income from operations	36.4	19.6
Other income, net	0.4	(0.3)
Income before provision for income taxes	36.8	19.3
Provision for income taxes	13.0	6.2
Net income	23.8%	13.1%

Years Ended December 31, 2015 and 2014

Revenue

Revenue increased approximately $15.9 million, or 102%, to $31.6 million for the year ended December 31, 2015, compared to $15.7 million for 2014. This increase was primarily attributable to an increase in the number of our MRI compatible IV infusion pump systems sold during 2015 compared to 2014 and higher sales of our disposable IV sets.

Revenue from sales in the U.S. increased approximately $17.5 million, or 154%, to $28.9 million for the year ended December 31, 2015, from $11.4 million for the same period in 2014. Revenue from sales internationally decreased approximately $1.6 million, or 36%, to $2.7 million for the year ended December 31, 2015, from $4.3 million for the same period in 2014.

Domestic sales accounted for 91% of total revenue in 2015, compared to 73% in 2014.  The higher domestic sales as a percent of total was the result of our focus on fulfilling orders from our domestic customers during 2015.

Revenue from sales of devices increased approximately $13.6 million, or 106%, to $26.4 million for the year ended December 31, 2015, from $12.8 million for the same period in 2014. During the year ended December 31, 2015, we sold 956 MRI compatible IV infusion pumps compared to 536 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the year ended December 31, 2015 was approximately $27,500, compared to $23,800 for the same period in 2014. The increase in our average selling price is the result of higher domestic sales as a percent of revenue during the year ended December 31, 2015 compared to the same period in 2014.

Revenue from sales of our disposable IV sets and services increased approximately $2.4 million, or 85%, to $5.2 million for the year ended December 31, 2015, from $2.8 million for the same period in 2014. We expect revenue from sales of disposables and services to increase relative to the sale of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue

Cost of revenue increased approximately $2.4 million, or 72%, to $5.8 million for year ended December 31, 2015, from $3.4 million for the same period in 2014. Gross profit increased approximately $13.6 million, or 110%, to $25.8 million for the year ended December 31, 2015 from $12.2 million for the same period in 2014. Gross profit margin increased to 81.5% for the year ended December 31, 2015, from 78.3% for the same period in 2014 primarily due to higher domestic sales as a percent of total revenue and sales leverage, partially offset by unfavorable overhead changes.

General and Administrative

General and administrative expense increased approximately $3.0 million, or 61%, to $7.8 million for the year ended December 31, 2015, from $4.8 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, administration fees paid to our GPO’s, legal and professional fees, stock compensation expense, consulting expense, medical device excise tax expense, regulatory approval and certification expense, and corporate and franchise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $1.4 million, or 43%, to $4.7 million for the year ended December 31, 2015, from $3.3 million for the same period last year. This is primarily the result of higher sales commissions resulting from higher sales, higher salary and travel costs resulting from the increased size of our sales organization and stock compensation expense.

Research and Development

Research and development expense increased approximately $0.7 million, or 65%, to approximately $1.8 million for the year ended December 31, 2015, from approximately $1.1 million in the same period last year. This is primarily the result of higher outside consulting and prototyping expenses, partially offset by lower employee salary and benefits.

Other Income (Expense), Net

We reported other income of approximately $121,000 for the year ended December 31, 2015, compared to other expense of approximately $(49,000) for the same period last year. For the year ended December 31, 2015, we reported approximately $149,000 of interest income and approximately $24,000 of foreign currency losses. For the year ended December 31, 2014, we reported approximately $57,000 of foreign currency losses, approximately $16,000 of interest expense, partially offset by miscellaneous income of approximately $18,000.

Income Taxes

We recorded income tax expense of approximately $4.1 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. The higher income tax expense for the year ended December 31, 2015 was due to higher income before provision for income taxes and an increase in our effective tax rate. Our effective tax rate for the year ended December 31, 2015 was 35.3% compared to 32.0% for the same period in 2014. The increase in our effective tax rate is primarily the result of higher stock compensation expense, the write-off of deferred taxes associated with certain of our incentive stock options, lower credits for research and development activities and a lower deduction for our domestic production activities, which were partially offset by lower other permanent items and lower U.S. state income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2015, we had cash and cash equivalents and investments of $27.0 million, stockholders’ equity of $31.9 million, and working capital of $31.1 million compared to cash and cash equivalents and investments of $17.4 million, stockholders’ equity of $20.9 million, and working capital of $19.9 million as of December 31, 2014.

In our early stages, our principal stockholder and Chief Executive Officer provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. In March 2014, we repaid with cash the outstanding balance of the officer note payable. We do not expect to continue to borrow funds from this principal stockholder in the future.

For the years ended December 31, 2015, cash provided by operations increased $5.0 million to $7.6 million, compared to $2.6 million in 2014. This increase is the result of higher net income and higher cash inflows related to inventory, accrued income taxes, deferred revenue and the add back of non-cash items such as stock compensation, depreciation, amortization and the impairment of intangible assets. These increases were partially offset by higher cash outflows related to accounts receivable and accrued payroll and benefits. The sum of our net income and certain non-cash expense items, such as stock compensation, depreciation, amortization and impairment of intangible assets was $9.0 million in 2015, compared to $2.9 million in 2014.

For the year ended December 31, 2015, cash used in investing activities was $0.1 million, compared to $8.3 million in 2014. During 2015, we used $0.3 million to purchase property and equipment, which was partially offset by the proceeds received from the sale of a portion of our investments. During 2014, we used $8.0 million to purchase corporate debt securities and $0.6 million to purchase property and equipment and were partially offset by $0.3 million cash inflow related to the sale of certain investments.

For the year ended December 31, 2015, cash provided by financing activities was $2.3 million and relates to the exercise of stock options by employees and the related tax benefits. During 2014, cash provided by financing activities was $12.7 million primarily resulting from our IPO. Net proceeds from our IPO were $12.4 million.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentration existed as of December 31, 2015.

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

We had an uncommitted revolving credit facility with Bank of America, N.A. that provided for a maximum borrowing capacity of $100,000. This facility was terminated during September 2014 and we no longer have the ability to obtain advances from this revolving credit facility. Prior to the termination of this facility during 2014, we did not request or obtain any advances from this revolving credit facility.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2015.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2015, we had approximately $7.6 million in corporate bonds, with approximately $4.6 million that mature within 1 year and $3.0 million that mature between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2015, we expect the corresponding change in fair value of our investments would be approximately $74,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2015. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. As an emerging growth company our independent registered public accounting firm is not yet required to, nor have they been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 10, 2016.

IRADIMED CORPORATION
(Registrant)

Dated: March 10, 2016	/s/ Roger Susi
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

Signature	Title	Date
/s/Roger Susi	Chief Executive Officer, President, and Director (principal	March 10, 2016
Roger Susi	executive officer)

/s/ Chris Scott	Chief Financial Officer and Secretary (principal financial and	March 10, 2016
Chris Scott	accounting officer)

/s/ James Hawkins	Chairman of the Board	March 10, 2016
James Hawkins

/s/Serge Novovich	Director	March 10, 2016
Serge Novovich

/s/Monty Allen	Director	March 10, 2016
Monty Allen

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C (File No. 011-36534), filed on October 9, 2015).

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

Exhibit No.	Description
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

10.15†	Supply Agreement between dated January 26, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
†

Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

IRADIMED CORPORATION FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IRADIMED CORPORATION

We have audited the accompanying balance sheets of IRADIMED CORPORATION as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRADIMED CORPORATION as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Orlando, Florida

March 10, 2016

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,368,114	$9,454,150
Accounts receivable, net	3,863,632	1,960,214
Investments	7,602,204	7,913,793
Inventory, net	2,383,158	2,125,838
Prepaid expenses and other current assets	317,957	276,540
Prepaid income taxes	273,968	320,941
Deferred income taxes	141,446	116,339
Total current assets	33,950,479	22,167,815
Property and equipment, net	905,622	794,835
Intangible assets, net	175,513	250,836
Deferred income taxes	88,398	76,557
Other assets	124,195	19,676
Total assets	$35,244,207	$23,309,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005,460	$629,167
Accrued payroll and benefits	1,288,248	1,244,898
Other accrued taxes	30,687	65,790
Warranty reserve	34,081	27,925
Deferred revenue	536,924	308,341
Total current liabilities	2,895,400	2,276,121
Deferred revenue	415,782	142,902
Total liabilities	3,311,182	2,419,023
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,175,125 shares issued and outstanding as of December 31, 2015 and 10,814,650 shares issued and outstanding as of December 31, 2014	1,118	1,082
Additional paid-in capital	19,332,023	15,785,838
Retained earnings	12,655,169	5,125,249
Accumulated other comprehensive loss	(55,285)	(21,473)
Total stockholders’ equity	31,933,025	20,890,696
Total liabilities and stockholders’ equity	$35,244,207	$23,309,719

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
Revenue	$31,593,720	$15,653,057
Cost of revenue	5,840,407	3,404,400
Gross profit	25,753,313	12,248,657
Operating expenses:
General and administrative	7,769,881	4,816,973
Sales and marketing	4,705,977	3,297,120
Research and development	1,764,306	1,068,674
Total operating expenses	14,240,164	9,182,767
Income from operations	11,513,149	3,065,890
Other income (expense), net	121,385	(48,549)
Income before provision for income taxes	11,634,534	3,017,341
Provision for income taxes	4,104,614	966,975
Net income	$7,529,920	$2,050,366
Net income per share:
Basic	$0.68	$0.23
Diluted	$0.60	$0.20
Weighted average shares outstanding:
Basic	11,003,272	8,743,461
Diluted	12,556,887	10,219,143

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014
Net income	$7,529,920	$2,050,366
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax benefit of $23,500 and $10,659 respectively	(36,053)	(17,641)
Realized loss (gain) on available-for-sale securities reclassified to net income, net of tax (benefit) expense of $(1,334) and $2,560	2,241	(4,756)
Other comprehensive loss	(33,812)	(22,397)
Comprehensive income	$7,496,108	$2,027,969

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
Balances, December 31, 2013	$140	$700	$2,346,137	$3,074,883	$924	$5,422,784
Net income	—	—	—	2,050,366	—	2,050,366
Other comprehensive loss	—	—	—	—	(22,397)	(22,397)
Stock-based compensation	—	—	724,063	—	—	724,063
Tax benefits credited to equity	—	—	165,228	—	—	165,228
Exercise of stock options	—	10	104,990	—	—	105,000
Issuance of common stock pursuant to initial public offering	—	232	14,489,768	—	—	14,490,000
Common stock issuance costs and underwriter fees	—	—	(2,044,348)	—	—	(2,044,348)
Conversion of preferred stock	(140)	140	—	—	—	—
Balances, December 31, 2014	$—	$1,082	$15,785,838	$5,125,249	$(21,473)	$20,890,696

Net income	—	—	—	7,529,920	—	7,529,920
Other comprehensive loss	—	—	—	—	(33,812)	(33,812)
Stock-based compensation	—	—	1,220,118	—	—	1,220,118
Tax benefits credited to equity	—	—	1,728,595	—	—	1,728,595
Exercise of stock options and warrants	—	36	597,472	—	—	597,508
Balances, December 31, 2015	$—	$1,118	$19,332,023	$12,655,169	$(55,285)	$31,933,025

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Operating activities:
Net income	$7,529,920	$2,050,366
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	3,553	(108,852)
Provision for excess and obsolete inventory	51,089	62,069
Depreciation and amortization	223,942	149,056
Excess tax benefit on the exercise of stock options	(1,728,595)	(165,228)
Stock-based compensation	1,220,118	724,063
Impairment of intangible assets	55,433	—
Loss on sale of investments	3,575	—
Changes in operating assets and liabilities:
Accounts receivable	(1,906,971)	130,721
Inventory	(308,409)	(847,576)
Prepaid expenses and other current assets	(31,977)	(154,912)
Other assets	(113,959)	(15,433)
Prepaid income taxes	1,775,568	(48,188)
Deferred income taxes	(16,116)	(167,305)
Accounts payable	376,293	201,693
Accrued payroll and benefits	43,350	589,536
Other accrued liabilities	(35,103)	(14,997)
Warranty reserve	6,156	15,923
Deferred revenue	501,463	186,172
Other	—	(1,388)
Net cash provided by operating activities	7,649,330	2,585,720
Investing activities:
Purchases of investments	—	(7,951,497)
Proceeds from sale of investments	253,370	255,109
Purchases of property and equipment	(298,723)	(583,977)
Capitalized intangible assets	(16,116)	(22,311)
Net cash used in investing activities	(61,469)	(8,302,676)
Financing activities:
Proceeds from stock option and warrant exercises	597,508	105,000
Income tax benefits credited to equity	1,728,595	165,228
Repayment of officer note payable	—	(6,333)
Proceeds from the issuance of common stock pursuant to initial public offering	—	14,490,000
Payment of initial public offering costs	—	(2,044,348)
Net cash provided by financing activities	2,326,103	12,709,547
Net increase in cash and equivalents	9,913,964	6,992,591
Cash and cash equivalents, beginning of year	9,454,150	2,461,559
Cash and cash equivalents, end of year	$19,368,114	$9,454,150

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,702,000	$1,182,430

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014. We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compatible products and, today, we are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan. Our headquarters are in Winter Springs, Florida.

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

On November 25, 2014, we announced that we filed the 510(k) submission related to our MRidium 3860+ MRI IV infusion pumps and on December 12, 2014 we were notified that our 510(k) submission had been formally accepted for review by the FDA. On December 22, 2014, under FDA enforcement discretion, we announced that we resumed domestic distribution of our MRI compatible MRidium 3860+ MRI IV infusion pump systems, without the DERS option. On January 28, 2015, under FDA enforcement discretion, we announced that we resumed domestic distribution of our DERS option. On December 9, 2015, we met with the FDA to review responses to the agency’s additional information letter.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission. See Note 13.

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

Associated with our IPO, we issued the underwriters warrants to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the warrants was $611,000. The warrants are exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The warrants are exercisable at a per share price equal to $8.13 per share, or 130% of the public offering price per share of our common stock in the IPO. The exercise price and number of warrant shares may be adjusted upon (1) voluntarily at our discretion, or (2) if we undertake a stock split, stock dividend, recapitalization or reorganization of our common stock into a lesser / greater number of shares, the warrant exercise price will be proportionately reduced / increased and the number of warrant shares will be proportionately increased / decreased. The warrants may only be settled through the issuance of our common stock in exchange for cash. During the year ended December 31, 2015, warrants to purchase 15,000 shares of our common stock were exercised. We have classified the warrants as equity and incremental direct costs associated with our IPO. Accordingly, the warrants do not impact our financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $31,672 and $28,119, respectively.

Investments

Our investments consist of corporate debt securities and are considered available-for-sale. The specific identification method is used to determine the cost basis of investments sold. Our investments are recorded in our balance sheets at fair value. We classify our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments are included in accumulated other comprehensive income, net of tax. Realized gains or losses are recorded in other income (expense) and impairment losses that are determined to be other-than-temporary are recorded in investment impairment losses in our Statements of Operations.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive situations in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation allowance is established.

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

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates, material usage costs and direct labor incurred in correcting a product failure. Actual product failure rates, material usage costs and the amount of labor required to repair products that differ from estimates result in revisions to the estimated liability. We warrant for a limited period of time that our products will be free from defects in materials and workmanship. We estimate warranty allowances based on historical warranty experience. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our provision for product warranty is understated could result in increases to our cost of revenue and a reduction in our operating profits and results of operations. Historically, warranty expenses have not been material to our financial statements.

Research & Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. Some of our products include embedded software which is essential to the products’ functionality. Costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the project reaches technological feasibility and cease capitalization when the project is ready for release. Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the product and included in cost of revenue. Amortization begins when the product is available for general release to the customer.

Advertising and Marketing

For the years ended December 31, 2015 and 2014, these costs were $66,722 and $65,369, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Medical Device Excise Taxes

We are subject to the Medical Device Excise Tax applicable to sales of listed medical devices under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA requires us to pay 2.3% of the taxable sales value of devices sold. Qualifying sales are recorded on a gross basis. For the years ended December 31, 2015 and 2014, we recorded medical device excise taxes of $364,870 and $200,496, respectively. Medical device excise taxes are included as a component of general and administrative expense. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016.

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

The cash flow resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our statements of cash flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law. Upon exercise, we issue new shares.

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

Foreign Currency

Gains and losses from transactions denominated in currencies other than our functional currency are included in other income and expense. For the year ended December 31, 2015 and 2014, net foreign currency transaction losses were $23,999 and $56,969, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar and the Japanese Yen.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. generally accepted accounting principles. Comprehensive income includes unrealized gains and losses on our investments classified as available for sale.

Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As discussed further in Note 14, the effect of our 1.75:1 stock split and recapitalization is reflected in the number of outstanding shares and per share information in the table below. The Underwriters’ warrants, stock options granted by us and preferred stock represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Years Ended December 31,
	2015	2014
Net income	$7,529,920	$2,050,366
Weighted-average shares outstanding — Basic	11,003,272	8,743,461
Effect of dilutive securities:
Underwriters’ warrants	123,144	—
Stock options	1,430,471	723,902
Preferred stock	—	751,780
Weighted-average shares outstanding — Diluted	12,556,887	10,219,143
Basic net income per share	$0.68	$0.23
Diluted net income per share	$0.60	$0.20

Warrants and stock options to purchase shares of our common stock excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December 31,
	2015	2014
Anti-dilutive warrants and stock options	27,553	129,340

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentration existed as of December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2018. Early adoption is now permitted. We are evaluating this guidance and have not yet determined the effect it will have on our financial statements and related disclosures, if any.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments in this update require that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, let reasonably predicable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured at first-in, first-out (FIFO) or average cost. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. The amendments in this update should be applied prospectively and early adoption is permitted. We do not expect the adoption of this guidance will have a material impact upon our financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect the adoption of this guidance will have a material impact upon our statement of financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by all leases not considered short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying assets under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. The accounting by lessors will remain largely unchanged from current U.S. GAAP. This update is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2019.

Early adoption is permitted. We are in the process of determining the method and date of adoption and assessing the impact of the update on our financial condition and results of operations.

2 — Inventory

Inventory consists of:

	As of December 31,
	2015	2014
Raw materials	$2,025,674	$1,603,757
Work in process	184,478	126,188
Finished goods	286,164	457,962
Inventory before allowance for excess and obsolete	2,496,316	2,187,907
Allowance for excess and obsolete	(113,158)	(62,069)
Total	$2,383,158	$2,125,838

3 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2015	2014
Computer software and hardware	$404,950	$303,076
Furniture and fixtures	267,643	198,253
Leasehold improvements	191,139	182,105
Machinery and equipment	963,897	849,852
Tooling in-process	46,695	42,315
	1,874,324	1,575,601
Accumulated depreciation	(968,702)	(780,766)
Total	$905,622	$794,835

Depreciation and amortization expense of property and equipment was $187,936 and $110,557 in the years ended December 31, 2015 and 2014, respectively.

4 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2015	2014
Patents — in use	$168,383	$238,548
Patents — in process	47,474	31,358
Internally developed software	148,967	148,967
	364,824	418,873
Accumulated amortization	(189,311)	(168,037)
Total	$175,513	$250,836

Amortization expense of intangible assets was $36,006 and $38,499 in the years ended December 31, 2015 and 2014, respectively. During 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included in general and administrative expense in our Statements of Operations.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

2016	$18,016
2017	$10,538
2018	$10,538
2019	$10,538
2020	$10,538

5 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and cash awards. As of December 31, 2015, there were 757,750 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the statements of operations:

	Years Ended December 31,
	2015	2014
Cost of revenue	$77,771	$6,529
General and administrative	541,876	266,167
Sales and marketing	555,478	415,021
Research and development	44,993	36,346
Total	$1,220,118	$724,063

As of December 31, 2015, we had $2,539,673 of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.6 years. The total grant date fair value of stock options that vested during the year ended December 31, 2015 was $1,128,742.

The fair value of our option grants was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014
Volatility	87.1%	104.3%
Expected term (years)	6.7	7.0
Risk-free interest rate	1.8%	2.1%
Dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 was $11.75 and $6.47, respectively. The estimated forfeiture rate used to determine stock-based compensation expense was 1.4% and 3.0% for the years ended December 31, 2015 and 2014, respectively.

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

•                  The market performance of comparable, publicly traded companies; and

•                  The overall economic and industry conditions and outlook.

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2015:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,945,192	$2.11	7.4	$20,996,495

Options granted	38,000	16.54
Options exercised	(345,475)	1.38
Options cancelled	(8,375)	6.42
Outstanding end of period	1,629,342	$2.58	7.2	$41,474,962
Exercisable	1,019,605	$1.49	6.6	$27,057,093

Cash received from option and warrant exercises during the year ended December 31, 2015 was $597,508. The total intrinsic value of options exercised during the year ended December 31, 2015 was $6,954,526.

6 — Investments

As of December 31, 2015 and 2014, our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,176,341	$—	$68,381	$6,107,960
International corporations	1,515,200	—	20,956	1,494,244
Total	$7,691,541	$—	$89,337	$7,602,204

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,433,286	$—	$27,067	$6,406,219
International corporations	1,515,200	—	7,626	1,507,574
Total	$7,948,486	$—	$34,693	$7,913,793

As of December 31, 2015, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$4,660,286	$4,592,680
1 to 3 years	3,031,255	3,009,524
Total	$7,691,541	$7,602,204

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,107,960	$—	$6,107,960	$—
International corporations	1,494,244	—	1,494,244	—
Total	$7,602,204	$—	$7,602,204	$—

	Fair Value at December 31, 2014
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,406,219	$—	$6,406,219	$—
International corporations	1,507,574	—	1,507,574	—
Total	$7,913,793	$—	$7,913,793	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2015 or 2014.

8 — Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balances at December 31, 2013	$924
Losses, net	(17,641)
Reclassification realized in net earnings	(4,756)
Balances at December 31, 2014	$(21,473)
Losses, net	(36,053)
Reclassification realized in net earnings	2,241
Balances at December 31, 2015	$(55,285)

9 — Other Income (Expense), Net

Other income (expense), net consists of:

	As of December 31,
	2015	2014
Interest income	$148,907	$5,701
Foreign currency exchange losses	(23,999)	(56,969)
Other	(3,523)	2,719
Total	$121,385	$(48,549)

10 — Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2015	2014
Current taxes:
U.S. federal	$3,874,171	$1,022,098
State	245,204	112,144
Total current tax expense	4,119,375	1,134,242
Deferred taxes:
U.S. federal	(13,171)	(149,247)
State	(1,590)	(18,020)
Total deferred tax benefit	(14,761)	(167,267)
Income tax expense	$4,104,614	$966,975

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Current deferred tax assets:
Reserves and allowances	$205,595	$119,548
Total current deferred tax assets	$205,595	$119,548
Noncurrent deferred tax assets:
Stock compensation	$427,133	$417,956
Other	35,511	14,689
Total noncurrent deferred tax assets	$462,644	$432,645
Deferred tax liabilities:
Current deferred tax liabilities:
Reserves and allowances	$64,149	$3,209
Total current deferred tax liabilities	$64,149	$3,209
Noncurrent deferred tax liabilities:
Depreciation and amortization	$374,246	$356,088
Total noncurrent deferred tax liabilities	374,246	356,088

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Years Ended December 31,
	2015	2014
Statutory U.S. federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.8	2.0
Stock compensation expense	2.9	0.3
Domestic production activities deduction	(1.8)	(2.1)
Research and development credits	(1.1)	(1.8)
Permanent items	(0.5)	(0.4)
Total	35.3%	32.0%

As of December 31, 2015 and December 31, 2014, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States federal and State income taxes for 2008 and subsequent years.

11 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $221,903 and $162,581, respectively, for the years ended December 31, 2015 and 2014. Employer contributions vest ratably over five years.

12 — Segment, Customer and Geographic Information

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible products and IV infusion pump systems for use by hospitals and acute care facilities during MRI procedures.

In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

Revenue information by geographic region is as follows:

	Years Ended December 31,
	2015	2014
United States	$28,854,911	$11,357,705
International	2,738,809	4,295,352
	$31,593,720	$15,653,057

Revenue information by type is as follows:

	Years Ended December 31,
	2015	2014
Devices	$26,353,235	$12,812,446
Disposable IV Sets and Services	5,240,485	2,840,611
	$31,593,720	$15,653,057

Property and equipment, net information by geographic region is as follows:

	Years Ended December 31,
	2015	2014
United States	$837,728	$728,556
International	67,894	66,279
	$905,622	$794,835

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

13 — Commitments and Contingencies

Leases.  We have entered into noncancelable operating leases for our facilities.

In January 2014, we entered into a lease, commencing July 1, 2014, for a new facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our president and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent will be $32,616, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

Rent expense for the years ended December 31, 2015 and 2014 was $400,807 and $284,210, respectively. Minimum lease payments for each of our operating leases are even throughout their respective lease term.

Future minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows:

Operating Leases
2016	$393,252
2017	392,617
2018	392,617
2019	163,080
2020	—
Thereafter	—
Total minimum lease payments	$1,341,566

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $3,564,088 at December 31, 2015. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2015.

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

14 — Capital Stock

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

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share.

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

Common Stock

We are authorized to issue 31,500,000 shares of Common Stock with a par value of $0.0001 per share.

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

Liquidation.  Liquidation preference of the Common Stock holders is junior to that of the Preferred Stock holders.

Redemption.  The Common Stock is not redeemable.

The table below summarizes our common stock activity (shares):

Balance, December 31, 2013	7,000,000
Issued pursuant to initial public offering	2,318,400
Conversion of preferred stock	1,400,000
Option exercises	96,250
Balance, December 31, 2014	10,814,650
Option exercises	345,475
Warrant exercises	15,000
Balance, December 31, 2015	11,175,125

15 — Officer Note Payable

In the early stages of the Company, our CEO provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. In March 2014 we repaid with cash the outstanding balance of $6,333 on the note payable.

16 — Subsequent Events

On January 28, 2016, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock through January 28, 2017. We intend to use our cash, investments and cash generated from operations to fund the share repurchases. The timing and amount of the repurchases will be subject to applicable legal requirements including federal and state securities laws. Purchases will be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. Any repurchased shares will be available for general corporate purchases.