Form 10-Q
period 2016-03-31
IRADIMED CORP
filed 2016-05-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The registrant had 10,916,611 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2016.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,507,432	$19,368,114
Accounts receivable, net of allowance for doubtful accounts of $47,358 as of March 31, 2016 and $31,672 as of December 31, 2015	4,644,933	3,863,632
Investments	8,046,287	7,602,204
Inventory, net	2,786,245	2,383,158
Prepaid expenses and other current assets	338,221	317,957
Prepaid income taxes	86,196	273,968
Deferred income taxes	338,634	141,446
Total current assets	31,747,948	33,950,479
Property and equipment, net	1,051,394	905,622
Intangible assets, net	475,486	193,243
Deferred income taxes	62,321	88,398
Other assets	113,931	106,465
Total assets	$33,451,080	$35,244,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,224,991	$1,005,460
Accrued payroll and benefits	875,211	1,288,248
Other accrued taxes	21,763	30,687
Warranty reserve	34,538	34,081
Deferred revenue	446,170	536,924
Accrued income taxes	1,002,155	—
Total current liabilities	3,604,828	2,895,400
Deferred revenue	601,209	415,782
Total liabilities	4,206,037	3,311,182
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,914,424 shares issued and outstanding as of March 31, 2016 and 11,175,125 shares issued and outstanding as of December 31, 2015	1,123	1,118
Additional paid-in capital	19,853,370	19,332,023
Retained earnings	14,937,180	12,655,169
Treasury stock	(5,505,439)	—
Accumulated other comprehensive loss	(41,191)	(55,285)
Total stockholders’ equity	29,245,043	31,933,025
Total liabilities and stockholders’ equity	$33,451,080	$35,244,207

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$8,964,153	$6,991,705
Cost of revenue	1,705,797	1,328,180
Gross profit	7,258,356	5,663,525
Operating expenses:
General and administrative	2,259,722	1,968,017
Sales and marketing	1,283,048	1,088,696
Research and development	234,336	342,301
Total operating expenses	3,777,106	3,399,014
Income from operations	3,481,250	2,264,511
Other income, net	31,778	46,815
Income before provision for income taxes	3,513,028	2,311,326
Provision for income taxes	1,231,017	823,831
Net income	$2,282,011	$1,487,495
Net income per share:
Basic	$0.21	$0.14
Diluted	$0.19	$0.12
Weighted average shares outstanding:
Basic	11,095,950	10,906,224
Diluted	12,326,108	11,977,959

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$2,282,011	$1,487,495
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense of $6,058 and $5,785, respectively	9,838	9,396
Realized loss on available-for-sale securities reclassified to net income, net of tax (benefit) expense of $(2,620) and $0	4,256	—
Other comprehensive income	14,094	9,396
Comprehensive income	$2,296,105	$1,496,891

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$2,282,011	$1,487,495
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15,686	43,802
Provision for excess and obsolete inventory	74,946	8,442
Depreciation and amortization	60,914	51,309
Excess tax benefit on the exercise of stock options	(56,579)	(112,433)
Stock-based compensation	391,183	275,031
Impairment of intangible assets	—	55,433
Loss on sale of investments	7,026	—
Changes in operating assets and liabilities:
Accounts receivable	(796,987)	(1,600,843)
Inventory	(478,033)	(111,675)
Prepaid expenses and other current assets	(23,346)	72,488
Other assets	(4,384)	(1,996)
Deferred income taxes	(179,790)	(158,510)
Accounts payable	219,531	152,418
Accrued payroll and benefits	(413,037)	(568,369)
Other accrued taxes	(8,924)	(48,968)
Warranty reserve	457	31,255
Deferred revenue	94,673	405,967
Accrued income taxes, net of prepaid income taxes	1,246,506	1,075,341
Net cash provided by operating activities	2,431,853	1,056,187
Investing activities:
Purchases of investments	(728,336)	—
Proceeds from maturity of investments	300,000	—
Purchases of property and equipment	(199,338)	(40,294)
Capitalized intangible assets	(289,591)	(800)
Net cash used in investing activities	(917,265)	(41,094)
Financing activities:
Proceeds from stock option exercises	73,590	191,837
Income tax benefits credited to equity	56,579	112,433
Purchases of treasury stock	(5,505,439)	—
Net cash (used in) provided by financing activities	(5,375,270)	304,270
Net (decrease) increase in cash and cash equivalents	(3,860,682)	1,319,363
Cash and cash equivalents, beginning of period	19,368,114	9,454,150
Cash and cash equivalents, end of period	$15,507,432	$10,773,513
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$164,300	$5,000

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those described in Note 1 of our 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

FDA Warning Letter

The FDA conducted a routine inspection of our prior facility between April 7 and April 16, 2014. This was the first FDA inspection of our facility since the voluntary product recall in August 2012 of certain infusion sets and the voluntary recall in July 2013 of our Dose Error Reduction System (“DERS”) software. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. The majority of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted a response to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s observations.

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

On March 24, 2016, we received a letter dated March 23, 2016 that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. At this time, we await the FDA’s conclusion on our appeal.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments in this update require that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured at first-in, first-out (FIFO) or average cost. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. The amendments in this update should be applied prospectively and early adoption is permitted. We do not expect the adoption of this guidance will have a material impact upon our financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of excess tax benefits on the statement of cash flows, classification of awards as either equity or liabilities and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. Early adoption is permitted. We are in the process of determining the method and date of adoption and assessing the impact of the update on our financial statements and footnote disclosures.

2 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income	$2,282,011	$1,487,495
Weighted-average shares outstanding — Basic	11,095,950	10,906,224
Effect of dilutive securities:
Underwriters’ warrants	107,333	90,612
Stock options	1,122,821	981,123
Restricted stock units	4	—
Weighted-average shares outstanding — Diluted	12,326,108	11,977,959
Basic net income per share	$0.21	$0.14
Diluted net income per share	$0.19	$0.12

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of March 31,
	2016	2015
	(unaudited)
Anti-dilutive stock options and restricted stock units	86,467	215,000

3 — Inventory

Inventory consists of:

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$2,364,938	$2,025,674
Work in process	252,410	184,478
Finished goods	357,001	286,164
Inventory before allowance for excess and obsolete	2,974,349	2,496,316
Allowance for excess and obsolete	(188,104)	(113,158)
Total	$2,786,245	$2,383,158

4 — Property and Equipment

Property and equipment consist of:

	March 31, 2016	December 31, 2015
	(unaudited)
Computer software and hardware	$427,245	$404,950
Furniture and fixtures	309,370	267,643
Leasehold improvements	191,139	191,139
Machinery and equipment	976,689	963,897
Tooling in-process	169,219	46,695
	2,073,662	1,874,324
Accumulated depreciation	(1,022,268)	(968,702)
Total	$1,051,394	$905,622

Depreciation and amortization expense of property and equipment was $53,566 and $41,790 for the three months ended March 31, 2016 and 2015, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2016	December 31, 2015
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	49,947	47,474
Internally developed software — in use	148,967	148,967
Internally developed software — in process	284,952	—
Trademarks	19,896	17,730
	672,145	382,554
Accumulated amortization	(196,659)	(189,311)
Total	$475,486	$193,243

Amortization expense of intangible assets was $7,348 and $9,519 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations.

Expected annual amortization expense for the remaining portion of 2016 and the next five years related to intangible assets is as follows:

Nine months ending December 31, 2016	$10,668
2017	10,538
2018	10,538
2019	10,538
2020	10,538
2021	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cost of revenue	$35,069	$15,721
General and administrative	202,247	116,929
Sales and marketing	140,265	127,346
Research and development	13,602	15,035
Total	$391,183	$275,031

As of March 31, 2016 we had $2,588,959 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2016, we had $1,500,846 of unrecognized compensation cost related to unvested Restricted Stock Units (RSUs), which is expected to be recognized over a weighted-average period of 3.3 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2016:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,629,342	—
Awards granted	24,000	63,570
Awards exercised	(54,251)	—
Awards canceled	—	—
Outstanding end of period	1,599,091	63,570

RSUs are granted at a value equal to the market price of our commons stock on the date of grant. RSUs are settled in shares at the end of their vesting period, which is generally four years for employees and two years for directors.

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,348,222	$5,024	$60,020	$6,293,226
International corporations	1,765,135	3,753	15,827	1,753,061
Total	$8,113,357	$8,777	$75,847	$8,046,287

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,176,341	$—	$68,381	$6,107,960
International corporations	1,515,200	—	20,956	1,494,244
Total	$7,691,541	$—	$89,337	$7,602,204

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2016.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,293,226	$—	$6,293,226	$—
International corporations	1,753,061	—	1,753,061	—
Total	$8,046,287	$—	$8,046,287	$—

	Fair Value at December 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,107,960	$—	$6,107,960	$—
International corporations	1,494,244	—	1,494,244	—
Total	$7,602,204	$—	$7,602,204	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 and 2015 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2015	$(55,285)
Gains, net	9,838
Reclassification realized in net earnings	4,256
Balances at March 31, 2016	$(41,191)

Balances at December 31, 2014	$(21,473)
Gains, net	9,396
Balances at March 31, 2015	$(12,077)

10 — Income Taxes

We recorded provisions for income taxes of $1,231,017 and $823,831 for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 35.0% and 35.6% for the three months ended March 31, 2016 and 2015, respectively. A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Three Months Ended March 31,
	2016	2015
Statutory U.S. federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.1
Stock compensation expense	1.0	—
Domestic production activities deduction	(2.7)	(2.7)
Research and development credits	(1.3)	—
Permanent items	—	0.2
Total	35.0%	35.6%

As of March 31, 2016 and December 31, 2015, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
United States	$7,874,516	$6,298,206
International	1,089,637	693,499
Total	$8,964,153	$6,991,705

Revenue information by type is as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Devices	$7,295,442	$5,887,253
Disposable IV Sets and Services	1,668,711	1,104,452
Total	$8,964,153	$6,991,705

Property and equipment, net, information by geographic region is as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
United States	$905,546	$837,728
International	145,848	67,894
Total	$1,051,394	$905,622

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

A summary of our non-cancelable operating lease commitments of March 31, 2016 is as follows:

Nine months ending December 31, 2016	$294,939
2017	392,617
2018	392,617
2019	163,080
2020	—
Total non-cancelable operating lease commitments	$1,243,253

Rent expense under our operating leases was $101,258 and $100,175 for the three months ended March 31, 2016 and 2015, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $3,623,632 at March 31, 2016 and $3,564,088 at December 31, 2015. No amounts related to these purchase orders have been recognized in our balance sheet.

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

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2015	11,175,125
Option exercises	54,251
Purchases of treasury stock	(314,952)
Balance, March 31, 2016	10,914,424

On January 28, 2016 (the “Authorization Date”), the Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10.0 million of our common stock through January 28, 2017. Since the Authorization Date and through March 31, 2016, we used $5,505,439 to acquire 314,952 shares of our common stock. Our treasury stock is currently available for general corporate purposes.

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

Each IV infusion pump system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. We generate revenue from the one-time sale of pumps and accessories, ongoing service contracts and the sale of proprietary disposable IV tubing sets used during each patient infusion. The principal customers for our MRI compatible products include hospitals, acute care facilities and outpatient imaging centers.

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

FDA Warning Letter

The FDA conducted a routine inspection of our prior facility between April 7 and April 16, 2014. This was the first FDA inspection of our facility since the voluntary product recall in August 2012 of certain infusion sets and the voluntary recall in July 2013 of our Dose Error Reduction System (“DERS”) software. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. The majority of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted a response to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s observations.

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

On March 24, 2016, we received a letter dated March 23, 2016 that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. At this time, we await the FDA’s conclusion on our appeal.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Financial Highlights and Outlook

Our revenue increased $2.0 million, or 28.2%, to $9.0 million for the first quarter ended March 31, 2016, compared to $7.0 million for the first quarter of last year. Net income was $2.3 million, or $0.19 per diluted share, in the first quarter ended March 31, 2016, compared with net income of $1.5 million, or $0.12 per diluted share, in the first quarter last year. During the first quarter of 2016, we recognized revenue on 263 pump systems, compared to 217 pump systems during the same period in 2015, a 21.2% increase.

For the remainder of 2016, we expect continued revenue growth as our growing U.S. direct sales force continues to expand market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump system. With our expanding sales force, we intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology. We also recently implemented a sales strategy to penetrate the Intensive Care Unit, Emergency Room and other locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to launch our new MRI compatible patient vital signs monitor during the second half of 2016. We expect operating expenses to increase in 2016 due to increased headcount, costs incurred in bringing the patient vital signs monitor to market and higher depreciation expense from additional capital expenditures.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2016.

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

	Percent of Revenue Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue	19.0	19.0
Gross profit	81.0	81.0
Operating expenses:
General and administrative	25.2	28.1
Sales and marketing	14.3	15.6
Research and development	2.6	4.9
Total operating expenses	42.1	48.6
Income from operations	38.8	32.4
Other income, net	0.4	0.7
Income before provision for income taxes	39.2	33.1
Provision for income taxes	13.7	11.8
Net income	25.5%	21.3%

Three Months Ended March 31, 2016 and 2015

Revenue

Revenue increased approximately $2.0 million, or 28.2%, to $9.0 million for the three months ended March 31, 2016, compared to $7.0 million for the same period in 2015.

Revenue from sales in the U.S. increased approximately $1.6 million, or 25.0%, to $7.9 million for the three months ended March 31, 2016, from $6.3 million for the same period in 2015. Revenue from sales internationally increased approximately $0.4 million, or 57.1%, to $1.1 million for the three months ended March 31, 2016, from $0.7 million for the same period in 2015.

Revenue from sales of devices increased approximately $1.4 million, or 23.9%, to $7.3 million for the three months ended March 31, 2016, from $5.9 million for the same period in 2015. During the three months ended March 31, 2016, we recognized revenue on 263 MRI compatible IV infusion pumps compared to 217 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the three months ended March 31, 2016 and 2015 was approximately $28,000 and $27,000, respectively.

Revenue from sales of our disposable IV sets and services increased approximately $0.6 million, or 51.1%, to $1.7 million for the three months ended March 31, 2016, from $1.1 million for the same period in 2015.

Cost of Revenue

Cost of revenue increased approximately $0.4 million, or 28.4%, to $1.7 million for the three months ended March 31, 2016, from $1.3 million for the same period in 2015. Gross profit increased approximately $1.6 million, or 28.2%, to $7.3 million for the three months ended March 31, 2016 from $5.7 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the three months ended March 31, 2016, compared to the first quarter 2015. Gross profit margin was consistent at 81.0% for the three months ended March 31, 2016 and 2015. This is the result of higher sales leverage offset by higher international sales as a percent of total sales when compared to the same period last year and unfavorable inventory cost adjustments.

General and Administrative

General and administrative expense increased approximately $0.3 million, or 14.8%, to $2.3 million for the three months ended March 31, 2016, from $2.0 million for the same period last year. This increase is primarily due to higher payroll and employee benefits, consulting services, corporate franchise taxes and stock compensation expense, partially offset by lower legal and professional expenses and an impairment charge recorded during the first quarter 2015 on patents related to certain of our IV sets.

Sales and Marketing

Sales and marketing expense increased approximately $0.2 million, or 17.9%, to $1.3 million for the three months ended March 31, 2016, from $1.1 million for the same period in 2015. This is primarily the result of higher salary and travel expenses resulting from the increased size of our sales organization.

Research and Development

Research and development expense decreased approximately $0.1 million, (31.5%), to $0.2 million for the three months ended March 31, 2016, from $0.3 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $32,000 for the three months ended March 31, 2016, compared to other income of approximately $47,000 for the same period in 2015. This decrease is primarily the result of losses on the sale of investments and foreign currency losses on international transactions.

Income Taxes

We recorded income tax expense of approximately $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The higher income tax expense for the first quarter of 2016 is due to higher income before provision for income taxes, partially offset by a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the first quarter of 2016 was 35.0% compared to 35.6% for the same period in 2015. The decrease in our effective tax rate is primarily the result of higher credits for our research and development activities.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of March 31, 2016, we had cash and cash equivalents and investments of approximately $23.6 million, stockholders’ equity of $29.2 million, and working capital of $28.1 million. As of December 31, 2015, we had cash and cash equivalents and investments of approximately $27.0 million, stockholders’ equity of $31.9 million, and working capital of $31.1 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the three months ended March 31, 2016, cash provided by operations increased approximately $1.3 million to $2.4 million, compared to cash provided by operations of $1.1 million for the same period in 2015. This increase was primarily the result of higher net income;  higher net cash inflows related to accounts receivable, accrued payroll and benefits and accrued income taxes; and the add back of non-cash items such as stock compensation, impairment of intangible assets, depreciation and amortization, partially offset by net cash outflows related to inventory and deferred revenue. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $2.7 million for the three months ended March 31, 2016 compared to $1.9 million for the same period last year.

Cash used in investing activities was approximately $917,000 for the three months ended March 31, 2016 compared to approximately $41,000 for the same period last year. During the three months ended March 31, 2016, we used approximately $728,000 of cash to purchase investments, capitalized approximately $290,000 of intangible assets and purchased approximately $199,000 of property and equipment.  These cash outflows were partially offset by a $300,000 maturity of investments.

Cash used in financing activities was approximately $5.4 million for the three months ended March 31, 2016 and related to the purchase of approximately $5.5 million of treasury stock, partially offset by cash received from the exercise of stock options by employees and related tax benefits. For the three months ended March 31, 2015, cash provided by financing activities was approximately $304,000 and related to the exercise of stock options by employees and the tax benefits.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2016. We had no other off-balance sheet arrangements during the three months ended March 31, 2016 or for the year ended December 31, 2015 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2016 and 2015.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2016, we had approximately $8.0 million in corporate bonds, with approximately $5.8 million that matures in less than 1 year and $2.2 million that mature between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2016, we expect the corresponding change in fair value of our investments would be approximately $73,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2016. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

In July 2014, we sold approximately 2.3 million shares of common stock in our initial public offering, and such shares are registered and freely tradable.  If these stockholders sell, or indicate an intention to sell, our common stock in the public market, the trading price of our common stock could decline. In addition, our directors, officers and stockholders who beneficially own approximately 8.4 million shares of common stock, which were subject to lock-up agreements that expired in January 2015. As a result, up to approximately 1.0 million shares became eligible for sale in the public market and approximately 7.4 million shares held by affiliates became eligible for sale subject to volume limitations under Rule 144 under the Securities Act.  Moreover, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, we filed a registration statement on Form S-3 to register shares of common stock that may be offered or sold by us or by selling stockholders. On December 18, 2015, Roger Susi sold 1,043,479 shares of our Common stock in a secondary offering pursuant to the registration statement on Form S-3. If additional Company shares are sold, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

IRADIMED CORPORATION

Dated: May 6, 2016	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)