Form 10-Q
period 2016-06-30
IRADIMED CORP
filed 2016-08-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The registrant had 10,672,600 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2016.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,065,858	$19,368,114
Accounts receivable, net of allowance for doubtful accounts of $65,220 as of June 30, 2016 and $31,672 as of December 31, 2015	5,789,495	3,863,632
Investments	8,081,274	7,602,204
Inventory, net	2,946,314	2,383,158
Prepaid expenses and other current assets	247,663	320,529
Prepaid income taxes	292,793	273,968
Deferred income taxes	320,587	141,446
Total current assets	29,743,984	33,953,051
Property and equipment, net	1,219,672	905,622
Intangible assets, net	747,633	193,243
Deferred income taxes	498,403	88,398
Other assets	138,970	103,893
Total assets	$32,348,662	$35,244,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,180,810	$1,005,460
Accrued payroll and benefits	1,056,037	1,288,248
Other accrued taxes	20,493	30,687
Warranty reserve	36,082	34,081
Deferred revenue	462,264	529,867
Other current liability	108,317	—
Accrued income taxes	36,782	—
Total current liabilities	2,900,785	2,888,343
Deferred revenue	978,269	422,839
Total liabilities	3,879,054	3,311,182
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,667,475 shares issued and outstanding as of June 30, 2016 and 11,175,125 shares issued and outstanding as of December 31, 2015	1,124	1,118
Additional paid-in capital	21,283,957	19,332,023
Retained earnings	17,168,431	12,655,169
Treasury stock	(9,969,468)	—
Accumulated other comprehensive loss	(14,436)	(55,285)
Total stockholders’ equity	28,469,608	31,933,025
Total liabilities and stockholders’ equity	$32,348,662	$35,244,207

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$9,868,905	$7,609,143	$18,833,058	$14,600,848
Cost of revenue	1,739,067	1,422,027	3,444,864	2,750,207
Gross profit	8,129,838	6,187,116	15,388,194	11,850,641
Operating expenses:
General and administrative	3,088,205	1,985,269	5,347,927	3,953,287
Sales and marketing	1,409,758	1,104,682	2,692,807	2,193,378
Research and development	291,822	403,447	526,157	745,748
Total operating expenses	4,789,785	3,493,398	8,566,891	6,892,413
Income from operations	3,340,053	2,693,718	6,821,303	4,958,228
Other (expense) income, net	(4,669)	46,135	27,109	92,951
Income before provision for income taxes	3,335,384	2,739,853	6,848,412	5,051,179
Provision for income taxes	1,104,133	969,282	2,335,150	1,793,113
Net income	$2,231,251	$1,770,571	$4,513,262	$3,258,066
Net income per share:
Basic	$0.21	$0.16	$0.41	$0.30
Diluted	$0.19	$0.15	$0.37	$0.27
Weighted average shares outstanding:
Basic	10,778,673	10,974,448	10,937,311	10,940,525
Diluted	11,966,289	12,107,707	12,138,856	12,068,122

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,231,251	$1,770,571	$4,513,262	$3,258,066
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $2,373 and $(8,249) for the three months ended June 30, 2016 and 2015, respectively, and $8,431 and $(2,464) for the six months ended June 30, 2016 and 2015, respectively	2,054	(13,398)	11,892	(4,002)
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $14,097 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $16,718 and $0 for the six months ended June 30, 2016 and 2015, respectively	24,701	—	28,957	—
Other comprehensive income (loss)	26,755	(13,398)	40,849	(4,002)
Comprehensive income	$2,258,006	$1,757,173	$4,554,111	$3,254,064

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$4,513,262	$3,258,066
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	33,548	58,666
Provision for excess and obsolete inventory	86,610	42,156
Depreciation and amortization	122,744	106,264
Excess tax benefit on the exercise of stock options	(266,094)	(162,240)
Stock-based compensation	1,595,589	582,085
Impairment of intangible assets	—	55,433
Loss on maturity of investments	46,753	—
Changes in operating assets and liabilities:
Accounts receivable	(1,959,411)	(2,359,135)
Inventory	(649,766)	(124,866)
Prepaid expenses and other current assets	68,582	133,004
Other assets	(30,793)	(17,332)
Deferred income taxes	(614,295)	(330,989)
Accounts payable	175,350	306,116
Accrued payroll and benefits	(232,211)	(199,949)
Other accrued taxes	(10,194)	(52,785)
Warranty reserve	2,001	31,255
Deferred revenue	487,827	993,558
Other current liabilities	108,317	—
Accrued income taxes, net of prepaid income taxes	284,051	420,090
Net cash provided by operating activities	3,761,870	2,739,397
Investing activities:
Purchases of investments	(2,762,917)	—
Proceeds from maturity of investments	2,303,092	—
Purchases of property and equipment	(424,047)	(121,415)
Capitalized intangible assets	(567,137)	(5,904)
Net cash used in investing activities	(1,451,009)	(127,319)
Financing activities:
Proceeds from stock option exercises	90,257	199,060
Income tax benefits credited to equity	266,094	162,240
Purchases of treasury stock	(9,969,468)	—
Net cash (used in) provided by financing activities	(9,613,117)	361,300
Net (decrease) increase in cash and cash equivalents	(7,302,256)	2,973,378
Cash and cash equivalents, beginning of period	19,368,114	9,454,150
Cash and cash equivalents, end of period	$12,065,858	$12,427,528
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,665,393	$1,802,000

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

FDA Matters

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

On March 24, 2016, we received a letter dated March 23, 2016 that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. On June 2, 2016, we received FDA’s written response to our appeal.  In this response, FDA reinstated the subject 510(k) and we have been granted another 180 days to make certain specified changes to several messages displayed by the infusion pump. Specifically, changes to messages the infusion pump displays to clarify whether the DERS is active or inactive and to better describe the over and under range indications. Further, the FDA’s response also stated that no additional human factors usability testing is required.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update replaces the current impairment methodology by requiring entities to use a forward-looking approach based on expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates on certain types of financial instruments, including trade receivables. This update is effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2020. Early adoption is permitted. We are evaluating this guidance and have not yet determined the effect it will have on our financial statements and related disclosures, if any.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of excess tax benefits on the statement of cash flows, classification of awards as either equity or liabilities and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. Early adoption is permitted. We are in the process of determining the method and date of adoption and assessing the impact of the update on our financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect the adoption of this guidance will have a material impact upon our statement of financial position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2018. Early adoption is now permitted. We are evaluating this guidance and have not yet determined the effect it will have on our financial statements and related disclosures, if any.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$2,231,251	$1,770,571	$4,513,262	$3,258,066
Weighted-average shares outstanding — Basic	10,778,673	10,974,448	10,937,311	10,940,525
Effect of dilutive securities:
Underwriters’ warrants	102,277	111,878	104,822	102,541
Stock Options	1,085,029	1,021,381	1,096,592	1,025,056
Restricted Stock Units	310	—	131	—
Weighted-average shares outstanding — Diluted	11,966,289	12,107,707	12,138,856	12,068,122
Basic net income per share	$0.21	$0.16	$0.41	$0.30
Diluted net income per share	$0.19	$0.15	$0.37	$0.27

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	91,795	24,000	96,000	183,072

3 — Inventory

Inventory consists of:

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$2,522,818	$2,025,674
Work in process	203,808	184,478
Finished goods	419,456	286,164
Inventory before allowance for excess and obsolete	3,146,082	2,496,316
Allowance for excess and obsolete	(199,768)	(113,158)
Total	$2,946,314	$2,383,158

4 — Property and Equipment

Property and equipment consist of:

	June 30, 2016	December 31, 2015
	(unaudited)
Computer software and hardware	$436,152	$404,950
Furniture and fixtures	331,882	267,643
Leasehold improvements	191,139	191,139
Machinery and equipment	1,001,756	963,897
Tooling in-process	337,442	46,695
	2,298,371	1,874,324
Accumulated depreciation	(1,078,699)	(968,702)
Total	$1,219,672	$905,622

Depreciation and amortization expense of property and equipment was $56,536 and $46,127 for the three months ended June 30, 2016 and 2015, respectively, and $109,997 and $87,917 for the six months ended June 30, 2016 and 2015.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2016	December 31, 2015
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	54,917	47,474
Internally developed software — in use	148,967	148,967
Internally developed software — in process	554,407	—
Trademarks	23,017	17,730
	949,691	382,554
Accumulated amortization	(202,058)	(189,311)
Total	$747,633	$193,243

Amortization expense of intangible assets was $5,400 and $8,830 for the three months ended June 30, 2016 and 2015, respectively, and $12,747 and $18,347 for the six months ended June 30, 2016 and 2015. During the six months ended June 30, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations.

Expected annual amortization expense for the remaining portion of 2016 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31, 2016	$5,269
2017	10,538
2018	10,538
2019	10,538
2020	10,538
2021	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenue	$35,632	$19,079	$70,700	$34,800
General and administrative	1,023,645	132,955	1,225,892	249,884
Sales and marketing	131,339	141,303	271,604	268,649
Research and development	13,790	13,717	27,393	28,752
Total	$1,204,406	$307,054	$1,595,589	$582,085

During the three months ended June 30, 2016, the Board of Directors allowed for the continued vesting of all options and restricted stock units previously granted to our former chairman in recognition of his continuing advice to the Board of Directors.  These unvested options and restricted stock units would have otherwise been forfeited upon separation from the Company and will now continue to vest under their original vesting schedules. This was accounted for as a modification of the awards and resulted in approximately $867,000 of additional expense.

As of June 30, 2016 we had $2,643,537 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. As of June 30, 2016, we had $1,453,771 of unrecognized compensation cost related to unvested Restricted Stock Units (RSUs), which is expected to be recognized over a weighted-average period of 3.2 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2016:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,629,342	—
Awards granted	24,000	71,976
Awards exercised	(61,563)	—
Awards canceled	(40,000)	(4,138)
Outstanding end of period	1,551,779	67,838

RSUs are granted at a value equal to the market price of our common stock on the date of grant. RSUs are settled in shares at the end of their vesting period, which is generally four years for employees and two years for directors.

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,089,327	$13,976	$27,665	$6,075,638
International corporations	2,016,125	5,774	16,263	2,005,636
Total	$8,105,452	$19,750	$43,928	$8,081,274

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,176,341	$—	$68,381	$6,107,960
International corporations	1,515,200	—	20,956	1,494,244
Total	$7,691,541	$—	$89,337	$7,602,204

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2016.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,075,638	$—	$6,075,638	$—
International corporations	2,005,636	—	2,005,636	—
Total	$8,081,274	$—	$8,081,274	$—

	Fair Value at December 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,107,960	$—	$6,107,960	$—
International corporations	1,494,244	—	1,494,244	—
Total	$7,602,204	$—	$7,602,204	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2016 and 2015 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at March 31, 2016	$(41,191)
Gains, net	2,054
Reclassification realized in net earnings	24,701
Balances at June 30, 2016	$(14,436)

Balances at March 31, 2015	$(12,077)
Losses, net	(13,398)
Balances at June 30, 2015	$(25,475)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016 and 2015 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2015	$(55,285)
Gains, net	11,892
Reclassification realized in net earnings	28,957
Balances at June 30, 2016	$(14,436)

Balances at December 31, 2014	$(21,473)
Losses, net	(4,002)
Balances at June 30, 2015	$(25,475)

10 — Income Taxes

We recorded provisions for income taxes of $1,104,133 and $2,335,150 for the three and six months ended June 30, 2016, respectively. Our effective tax rate was 33.1% and 34.1% for the three and six months ended June 30, 2016, respectively. Our effective tax rates for the three and six months ended June 30, 2016 differed from the U.S. Federal statutory rate primarly due to discrete items recorded during the three months ended June 30, 2016, the domestic production activities deduction and research and development credits, partially offset by U.S state tax expense.

We recorded provisions for income taxes of $969,282 and $1,793,113 for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 35.4% and 35.5% for the three and six months ended June 30, 2015, respectively. Our effective tax rates for the three and six months ended June 30, 2015 differed from the U.S. Federal statutory rate primarily due to U.S. state tax expense, partially offset by the domestic production activities deduction.

As of June 30, 2016 and December 31, 2015, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
United States	$8,994,675	$7,199,343	$16,869,191	$13,497,549
International	874,230	409,800	1,963,867	1,103,299
	$9,868,905	$7,609,143	$18,833,058	$14,600,848

Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Devices	$8,196,898	$6,367,010	$15,492,340	$12,254,263
Disposable IV Sets and Services	1,672,007	1,242,133	3,340,718	2,346,585
	$9,868,905	$7,609,143	$18,833,058	$14,600,848

Property and equipment, net, information by geographic region is as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
United States	$1,035,221	$837,728
International	184,451	67,894
Total	$1,219,672	$905,622

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases.  In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our Chairman, President, CEO and controlling stockholder, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $32,616, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

A summary of our non-cancelable operating lease commitments as of June 30, 2016 is as follows:

Six months ending December 31, 2016	$196,641
2017	392,617
2018	392,617
2019	163,080
2020	—
Total non-cancelable operating lease commitments	$1,144,955

Rent expense under our operating leases was $101,180 and $100,361 for the three months ended June 30, 2016 and 2015, respectively, and $202,439 and 200,536 for the six months ended June 30, 2016 and 2015, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $3,130,103 at June 30, 2016 and $3,564,088 at December 31, 2015. No amounts related to these purchase orders have been recognized in our balance sheet.

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

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2015	11,175,125
Option exercises	61,563
Purchases of treasury stock	(569,213)
Balance, June 30, 2016	10,667,475

On January 28, 2016 (the “Authorization Date”), the Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10.0 million of our common stock through January 28, 2017. Since the Authorization Date and through June 30, 2016, we used $9,969,468 to acquire 569,213 shares of our common stock. Our treasury stock is currently available for general corporate purposes.

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

FDA Matters

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

On March 24, 2016, we received a letter dated March 23, 2016 that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. On May 2, 2016, we met with the FDA to review our appeal. On June 2, 2016, we received FDA’s written response to our appeal.  In this response, FDA reinstated the subject 510(k) and we have been granted another 180 days to make certain specified changes to several messages displayed by the infusion pump. Specifically, changes to messages the infusion pump displays to clarify whether the DERS is active or inactive and to better describe the over and under range indications. Further, the FDA’s response also stated that no additional human factors usability testing is required.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Financial Highlights and Outlook

Our revenue increased $2.3 million, or 29.7%, to $9.9 million for the second quarter ended June 30, 2016, compared to $7.6 million for the second quarter of last year. Net income was $2.2 million, or $0.19 per diluted share, in the second quarter ended June 30, 2016, compared with net income of $1.8 million, or $0.15 per diluted share, in the second quarter last year. During the second quarter of 2016, we recognized revenue on 262 pump systems, compared to 220 pump systems during the same period in 2015, a 19.1% increase.

For the remainder of 2016, we expect continued revenue growth as our U.S. direct sales force continues to expand market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump system and the introduction of our patient vital signs monitor that we expect to launch during the second half of 2016. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology. We also recently implemented a sales strategy to penetrate the Intensive Care Unit, Emergency Room and other locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. We expect operating expenses to increase in 2016 due to increased headcount, higher stock-based compensation expense, costs incurred in bringing the patient vital signs monitor to market and higher depreciation expense from additional capital expenditures.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2016.

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

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.6	18.7	18.3	18.8
Gross profit	82.4	81.3	81.7	81.2
Operating expenses:
General and administrative	31.3	26.1	28.4	27.1
Sales and marketing	14.3	14.5	14.3	15.0
Research and development	3.0	5.3	2.8	5.1
Total operating expenses	48.5	45.9	45.5	47.2
Income from operations	33.8	35.4	36.2	34.0
Other (expense) income, net	(0.0)	0.6	0.1	0.6
Income before provision for income taxes	33.8	36.0	36.4	34.6
Provision for income taxes	11.2	12.7	12.4	12.3
Net income	22.6%	23.3%	24.0%	22.3%

Three Months Ended June 30, 2016 and 2015

Revenue

Revenue increased approximately $2.3 million, or 29.7%, to $9.9 million for the three months ended June 30, 2016, compared to $7.6 million for the same period in 2015.

Revenue from sales in the U.S. increased approximately $1.8 million, or 24.9%, to $9.0 million for the three months ended June 30, 2016, from $7.2 million for the same period in 2015. Revenue from sales internationally increased approximately $0.5 million, or 113.3%, to $0.9 million for the three months ended June 30, 2016, from $0.4 million for the same period in 2015.

Revenue from sales of devices increased approximately $1.8 million, or 28.7%, to $8.2 million for the three months ended June 30, 2016, from $6.4 million for the same period in 2015. During the three months ended June 30, 2016, we recognized revenue on 262 MRI compatible IV infusion pumps compared to 220 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the three months ended June 30, 2016 and 2015 was approximately $31,000 and $29,000, respectively.

Revenue from sales of our disposable IV sets and services increased approximately $0.5 million, or 34.6%, to $1.7 million for the three months ended June 30, 2016, from $1.2 million for the same period in 2015.

Cost of Revenue

Cost of revenue increased approximately $0.3 million, or 22.3%, to $1.7 million for the three months ended June 30, 2016, from $1.4 million for the same period in 2015. Gross profit increased approximately $1.9 million, or 31.4%, to $8.1 million for the three months ended June 30, 2016 from $6.2 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the three months ended June 30, 2016, compared to the second quarter 2015. Gross profit margin was 82.4% and 81.3% for the three months ended June 30, 2016 and 2015, respectively. This is the result of favorable sales mix and higher sales leverage, partially offset by higher international sales as a percent of total sales when compared to the same period last year.

General and Administrative

General and administrative expense increased approximately $1.1 million, or 55.6%, to $3.1 million for the three months ended June 30, 2016 from $2.0 million for the same period last year. This increase is primarily due to higher stock compensation expense associated with the modification of awards granted to our previous chairman, higher payroll and employee benefits resulting from higher headcount and GPO administration fee expense resulting from higher sales, partially offset by lower medical device excise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.3 million, or 27.6%, to $1.4 million for the three months ended June 30, 2016, from $1.1 million for the same period in 2015. This is primarily the result of higher salary and travel expenses resulting from the increased size of our sales organization and higher commissions expense from higher sales.

Research and Development

Research and development expense decreased approximately $0.1 million, or (27.7%), to $0.3 million for the three months ended June 30, 2016, from $0.4 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other expense of approximately $4,700 for the three months ended June 30, 2016, compared to other income of approximately $46,000 for the same period in 2015. This decrease is primarily the result of losses on the maturities of investments and lower foreign currency gains on international transactions.

Income Taxes

We recorded income tax expense of approximately $1.1 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively. The higher income tax expense for the second quarter of 2016 is due to higher income before provision for income taxes, partially offset by a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the second quarter of 2016 was 33.1% compared to 35.4% for the same quarter in 2015. The decrease in our effective tax rate is primarily the result of discrete items and research and development tax credits, partially offset by higher U.S. state tax expense.

Six Months Ended June 30, 2016 and 2015

Revenue

Revenue increased approximately $4.2 million, or 29.0%, to $18.8 million for the six months ended June 30, 2016, compared to $14.6 million for the same period in 2015.

Revenue from sales in the U.S. increased approximately $3.4 million, or 25.0%, to $16.9 million for the six months ended June 30, 2016, from $13.5 million for the same period in 2015. Revenue from sales internationally increased approximately $0.8 million, or 78.0%, to $1.9 million for the six months ended June 30, 2016, from $1.1 million for the same period in 2015.

Revenue from sales of devices increased approximately $3.2 million, or 26.4%, to $15.5 million for the six months ended June 30, 2016, from $12.3 million for the same period in 2015. During the six months ended June 30, 2016, we recognized revenue on 525 MRI compatible IV infusion pumps compared to 437 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the six months ended June 30, 2016 and 2015 was approximately $29,000 and $28,000, respectively.

Revenue from sales of our disposable IV sets and services increased approximately $1.0 million, or 42.4%, to $3.3 million for the six months ended June 30, 2016, from $2.3 million for the same period in 2015.

Cost of Revenue

Cost of revenue increased approximately $0.6 million, or 25.3%, to $3.4 million for the six months ended June 30, 2016, from $2.8 million for the same period in 2015. Gross profit increased approximately $3.5 million, or 29.9%, to $15.4 million for the six months ended June 30, 2016 from $11.9 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the six months ended June 30, 2016, compared to the same period in 2015. Gross profit margin was 81.7% and 81.2% for the six months ended June 30, 2016 and 2015, respectively. This is the result of favorable sales mix and higher sales leverage, partially offset by higher international sales as a percent of total sales when compared to the same period last year.

General and Administrative

General and administrative expense increased approximately $1.3 million, or 35.3%, to $5.3 million for the six months ended June 30, 2016, from $4.0 million for the same period last year. This increase is primarily due to higher stock compensation expense associated with the modification of awards granted to our previous chairman, payroll and employee benefits resulting from higher headcount, corporate franchise taxes, GPO administration fee expense resulting from higher sales and higher consulting services, partially offset by lower medical device excise tax expense legal and professional expenses.

Sales and Marketing

Sales and marketing expense increased approximately $0.5 million, or 22.8%, to $2.7 million for the six months ended June 30, 2016, from $2.2 million for the same period in 2015. This is primarily the result of higher salary and travel expenses resulting from the increased size of our sales organization and higher commissions expense from higher sales.

Research and Development

Research and development expense decreased approximately $0.2 million, or (29.4%), to $0.5 million for the six months ended June 30, 2016, from $0.7 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $27,000 and $93,000 for the six months ended June 30, 2016 and 2015, respectively.  This decrease is primarily the result of losses on the maturities of investments and lower foreign currency gains on international transactions.

Income Taxes

We recorded income tax expense of approximately $2.3 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The higher income tax expense for the six months ended June 30, 2016 is due to higher income before provision for income taxes, partially offset by a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the six months ended June 30, 2016 was 34.1% compared to 35.5% for the same period in 2015. The decrease in our effective tax rate is primarily the result of discrete items and research and development tax credits, partially offset by higher U.S. state tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of June 30, 2016, we had cash and cash equivalents and investments of approximately $20.1 million, stockholders’ equity of $28.5 million, and working capital of $26.8 million. As of December 31, 2015, we had cash and cash equivalents and investments of approximately $27.0 million, stockholders’ equity of $31.9 million, and working capital of $31.1 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the six months ended June 30, 2016, cash provided by operations increased approximately $1.1 million to $3.8 million, compared to cash provided by operations of $2.7 million for the same period in 2015. This increase was primarily the result of higher net income;  higher net cash inflows related to accounts receivable and other current liabilities; and the add back of non-cash items such as stock compensation, impairment of intangible assets, depreciation and amortization, partially offset by higher net cash outflows related to inventory, deferred revenue and accrued income taxes. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $6.2 million for the six months ended June 30, 2016 compared to $4.0 million for the same period last year.

Cash used in investing activities was approximately $1.5 million for the six months ended June 30, 2016 compared to approximately $0.1 million for the same period last year. During the six months ended June 30, 2016, we used approximately $2.8 million of cash to purchase investments, capitalized approximately $0.6 million of intangible assets and purchased approximately $0.4 million of property and equipment.  These cash outflows were partially offset by the maturity of approximately $2.3 million of investments.

Cash used in financing activities was approximately $9.6 million for the six months ended June 30, 2016 and related to the purchase of approximately $10.0 million of treasury stock, partially offset by cash received from the exercise of stock options by employees and related tax benefits. For the six months ended June 30, 2015, cash provided by financing activities was approximately $0.4 million and related to the exercise of stock options by employees and the tax benefits.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our Chairman, President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,616, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of June 30, 2016. We had no other off-balance sheet arrangements during the six months ended June 30, 2016 or for the year ended December 31, 2015 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2016 and 2015.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2016, we had approximately $8.1 million in corporate bonds, with approximately $4.1 million that matures in less than 1 year, $3.8 million that matures between 1 and 3 years and $0.2 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2016, we expect the corresponding change in fair value of our investments would be approximately $107,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2016. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our MRI compatible IV infusion pumps are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities can have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue. Additionally, changes to reimbursement policies by third-party payors could also decrease demand for our products and related services and reduce our revenue.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-tenth to one-third of our net revenues and we expect that non-U.S. sales will contribute to future growth. However, our expectation of revenue from outside the U.S. over the next twelve months is on the low end of our historical averages. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the United States include:

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Springs, Florida in July 2016. The FDA issued a Form 483 on July 18, 2016 that identified three observations.

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

There is the possibility that any of our former board members, employees, or consultants who are currently or who may be employed at, or associated with, one of our competitors may unintentionally or willfully disclose our proprietary technology or information.

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

Roger Susi, who serves our Chairman of the Board of Directors and an executive officer, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Roger Susi, our founder, who serves as one of our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock.  Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

IRADIMED CORPORATION

Dated: August 5, 2016	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)