Form 10-Q/A
period 2016-03-31
IRADIMED CORP
filed 2016-11-01
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Iradimed Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2016 (the “Form 10-Q”) to amend certain certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that were inadvertently misstated in both of Exhibits 31.1 and 31.2 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date. This Amendment restates only those portions of the Form 10-Q affected by the above noted changes. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and other filings made by the Company subsequent to our filing of the Form 10-Q. As instructed by the SEC in a comment letter dated October 25, 2016, this Amendment includes only the amended certifications of the Company’s Chief Executive Officer and Chief Financial Officer contained in paragraphs 1, 2, 4 and 5 of Exhibits 31.1 and 31.2 attached hereto.

IRADIMED CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRADIMED CORPORATION

Dated: November 1, 2016	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Amended Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Amended Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.