Form 10-Q/A
period 2016-06-30
IRADIMED CORP
filed 2016-11-01
CIK 1325618

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

Explanatory Note

Iradimed Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on August 5, 2016 (the “Form 10-Q”) to amend certain certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that were inadvertently misstated in both of Exhibits 31.1 and 31.2 of the Form 10-Q.

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