Form 10-Q
period 2016-09-30
IRADIMED CORP
filed 2016-11-04
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The registrant had 10,711,975 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2016.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,004,062	$19,368,114
Accounts receivable, net of allowance for doubtful accounts of $50,772 as of September 30, 2016 and $31,672 as of December 31, 2015	4,493,262	3,863,632
Investments	7,811,611	7,602,204
Inventory, net	3,467,543	2,383,158
Prepaid expenses and other current assets	445,565	320,529
Prepaid income taxes	215,873	273,968
Deferred income taxes	317,709	141,446
Total current assets	32,755,625	33,953,051
Property and equipment, net	1,283,809	905,622
Intangible assets, net	766,089	193,243
Deferred income taxes	519,886	88,398
Other assets	162,723	103,893
Total assets	$35,488,132	$35,244,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$991,918	$1,005,460
Accrued payroll and benefits	1,295,915	1,288,248
Other accrued taxes	191,281	30,687
Warranty reserve	38,142	34,081
Deferred revenue	751,140	529,867
Other current liability	115,489	—
Total current liabilities	3,383,885	2,888,343
Deferred revenue	1,461,563	422,839
Total liabilities	4,845,448	3,311,182
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,711,975 shares issued and outstanding as of September 30, 2016 and 11,175,125 shares issued and outstanding as of December 31, 2015	1,129	1,118
Additional paid-in capital	21,887,503	19,332,023
Retained earnings	18,728,914	12,655,169
Treasury stock	(9,969,468)	—
Accumulated other comprehensive loss	(5,394)	(55,285)
Total stockholders’ equity	30,642,684	31,933,025
Total liabilities and stockholders’ equity	$35,488,132	$35,244,207

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$7,673,217	$8,193,616	$26,506,275	$22,794,464
Cost of revenue	1,405,884	1,590,222	4,850,748	4,340,429
Gross profit	6,267,333	6,603,394	21,655,527	18,454,035
Operating expenses:
General and administrative	1,869,927	1,675,784	7,217,854	5,629,071
Sales and marketing	1,346,742	1,206,203	4,039,550	3,399,581
Research and development	457,134	518,562	983,291	1,264,310
Total operating expenses	3,673,803	3,400,549	12,240,695	10,292,962
Income from operations	2,593,530	3,202,845	9,414,832	8,161,073
Other (expense) income, net	(4,017)	64,709	23,092	157,660
Income before provision for income taxes	2,589,513	3,267,554	9,437,924	8,318,733
Provision for income taxes	1,029,029	1,400,406	3,364,179	3,193,519
Net income	$1,560,484	$1,867,148	$6,073,745	$5,125,214
Net income per share:
Basic	$0.15	$0.17	$0.56	$0.47
Diluted	$0.13	$0.15	$0.50	$0.42
Weighted average shares outstanding:
Basic	10,684,650	11,028,551	10,852,476	10,970,189
Diluted	11,867,997	12,382,531	12,055,467	12,294,307

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,560,484	$1,867,148	$6,073,745	$5,125,214
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax benefit of $7,211 and $6,369 for the three months ended September 30, 2016 and 2015, respectively, and $1,220 and $8,833 for the nine months ended September 30, 2016 and 2015, respectively	(13,049)	(10,341)	(1,156)	(14,343)
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $12,778 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $29,495 and $0 for the nine months ended September 30, 2016 and 2015, respectively	22,091	—	51,047	—
Other comprehensive income (loss)	9,042	(10,341)	49,891	(14,343)
Comprehensive income	$1,569,526	$1,856,807	$6,123,636	$5,110,871

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$6,073,745	$5,125,214
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	19,100	15,728
Provision for excess and obsolete inventory	86,543	103,471
Depreciation and amortization	184,282	163,709
Excess tax benefit on the exercise of stock options	(550,431)	(878,146)
Stock-based compensation	1,788,045	913,234
Impairment of intangible assets	—	55,433
Loss on maturity of investments	80,542	—
Changes in operating assets and liabilities:
Accounts receivable	(648,730)	(1,483,730)
Inventory	(1,170,928)	(236,923)
Prepaid expenses and other current assets	(96,865)	(80,182)
Other assets	(87,001)	(22,589)
Deferred income taxes	(638,467)	(93,858)
Accounts payable	(13,542)	287,715
Accrued payroll and benefits	7,667	(109,934)
Other accrued taxes	160,594	(42,495)
Warranty reserve	4,061	35,155
Deferred revenue	1,259,997	347,442
Other current liabilities	115,489	—
Accrued income taxes, net of prepaid income taxes	608,526	983,366
Net cash provided by operating activities	7,182,627	5,082,610
Investing activities:
Purchases of investments	(4,284,445)	—
Proceeds from maturity of investments	4,075,103	—
Purchases of property and equipment	(547,087)	(193,368)
Capitalized intangible assets	(588,228)	(13,110)
Net cash used in investing activities	(1,344,657)	(206,478)
Financing activities:
Proceeds from stock option exercises	217,015	320,807
Income tax benefits credited to equity	550,431	878,146
Purchases of treasury stock	(9,969,468)	—
Net cash (used in) provided by financing activities	(9,202,022)	1,198,953
Net (decrease) increase in cash and cash equivalents	(3,364,052)	6,075,085
Cash and cash equivalents, beginning of period	19,368,114	9,454,150
Cash and cash equivalents, end of period	$16,004,062	$15,529,235
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,392,722	$2,402,000

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump and the MRidium 3860+ MRI infusion pump, including the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States.

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

On March 24, 2016, we received a letter dated March 23, 2016 stating that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. On June 2, 2016, we received FDA’s written response to our appeal.  In this response, FDA reinstated the subject 510(k) and we were granted another 180 days to make certain specified changes to several messages displayed by the infusion pump. Specifically, changes to messages the infusion pump displays to clarify whether the DERS is active or inactive and to better describe the over and under range indications. Further, the FDA’s response also stated that no additional human factors usability testing is required.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by all leases not considered short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying assets under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. The accounting by lessors will remain largely unchanged from current U.S. GAAP. This update is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2019. Early adoption is permitted. We are in the process of determining the method of adoption and assessing the impact of the update on our financial condition and results of operations.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$1,560,484	$1,867,148	$6,073,745	$5,125,214
Weighted-average shares outstanding — Basic	10,684,650	11,028,551	10,852,476	10,970,189
Effect of dilutive securities:
Underwriters’ warrants	103,268	133,093	104,069	115,598
Stock Options	1,077,209	1,220,887	1,097,957	1,208,520
Restricted Stock Units	2,870	—	965	—
Weighted-average shares outstanding — Diluted	11,867,997	12,382,531	12,055,467	12,294,307
Basic net income per share	$0.15	$0.17	$0.56	$0.47
Diluted net income per share	$0.13	$0.15	$0.50	$0.42

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	83,913	5,804	89,347	25,341

3 — Inventory

Inventory consists of:

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$2,707,647	$2,025,674
Work in process	177,563	184,478
Finished goods	782,034	286,164
Inventory before allowance for excess and obsolete	3,667,244	2,496,316
Allowance for excess and obsolete	(199,701)	(113,158)
Total	$3,467,543	$2,383,158

4 — Property and Equipment

Property and equipment consist of:

	September 30, 2016	December 31, 2015
	(unaudited)
Computer software and hardware	$449,525	$404,950
Furniture and fixtures	349,854	267,643
Leasehold improvements	191,139	191,139
Machinery and equipment	1,017,962	963,897
Tooling in-process	412,931	46,695
	2,421,411	1,874,324
Accumulated depreciation	(1,137,602)	(968,702)
Total	$1,283,809	$905,622

Depreciation and amortization expense of property and equipment was $58,903 and $48,615 for the three months ended September 30, 2016 and 2015, respectively, and $168,900 and $136,532 for the nine months ended September 30, 2016 and 2015.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2016	December 31, 2015
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	62,292	47,474
Internally developed software — in use	148,967	148,967
Internally developed software — in process	568,123	—
Trademarks	23,017	17,730
	970,782	382,554
Accumulated amortization	(204,693)	(189,311)
Total	$766,089	$193,243

Amortization expense of intangible assets was $2,634 and $8,830 for the three months ended September 30, 2016 and 2015, respectively, and $15,382 and $27,177 for the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included as general and administrative expense in our Condensed Statements of Operations.

Expected annual amortization expense for the remaining portion of 2016 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2016	$2,635
2017	10,538
2018	10,538
2019	10,538
2020	10,538
2021	10,538

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenue	$36,023	$23,138	$106,723	$57,938
General and administrative	15,964	152,213	1,241,856	402,097
Sales and marketing	126,527	148,598	398,131	417,248
Research and development	13,942	7,199	41,335	35,951
Total	$192,456	$331,148	$1,788,045	$913,234

As of September 30, 2016 we had $2,107,164 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2016, we had $1,342,245 of unrecognized compensation cost related to unvested Restricted Stock Units (RSUs), which is expected to be recognized over a weighted-average period of 3.0 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2016:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,629,342	—
Awards granted	24,000	72,951
Awards exercised	(101,063)	—
Awards canceled	(48,625)	(4,138)
Outstanding end of period	1,503,654	68,813

RSUs are granted at a value equal to the market price of our common stock on the date of grant. RSUs are settled in shares at the end of their vesting period, which is generally four years for employees and two years for directors.

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,496,764	$7,177	$13,296	$6,490,645
International corporations	1,324,526	3,686	7,246	1,320,966
Total	$7,821,290	$10,863	$20,542	$7,811,611

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,176,341	$—	$68,381	$6,107,960
International corporations	1,515,200	—	20,956	1,494,244
Total	$7,691,541	$—	$89,337	$7,602,204

Unrealized gains and losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized changes represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2016.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at September 30, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,490,645	$—	$6,490,645	$—
International corporations	1,320,966	—	1,320,966	—
Total	$7,811,611	$—	$7,811,611	$—

	Fair Value at December 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,107,960	$—	$6,107,960	$—
International corporations	1,494,244	—	1,494,244	—
Total	$7,602,204	$—	$7,602,204	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2016 or the year ended December 31, 2015.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2016 and 2015 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at June 30, 2016	$(14,436)
Losses, net	(13,049)
Reclassification realized in net earnings	22,091
Balances at September 30, 2016	$(5,394)

Balances at June 30, 2015	$(25,475)
Losses, net	(10,341)
Balances at September 30, 2015	$(35,816)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016 and 2015 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2015	$(55,285)
Losses, net	(1,156)
Reclassification realized in net earnings	51,047
Balances at September 30, 2016	$(5,394)

Balances at December 31, 2014	$(21,473)
Losses, net	(14,343)
Balances at September 30, 2015	$(35,816)

10 — Income Taxes

We recorded provisions for income taxes of $1,029,029 and $3,364,179 for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was 39.7% and 35.6% for the three and nine months ended September 30, 2016, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 differed from the U.S. Federal statutory rate primarly due to U.S state tax expense, partially offset by the domestic production activities deduction and research and development credits.

We recorded provisions for income taxes of $1,400,406 and $3,193,519 for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 42.9% and 38.4% for the three and nine months ended September 30, 2015, respectively. Our effective tax rates for the three and nine months ended September 30, 2015 differed from the U.S. Federal statutory rate primarily due to the write-off of deferred taxes associated with certain of our stock options, higher U.S. state income tax expense and higher incentive stock option expense, partially offset by a higher domestic production activities deduction and discrete items.

As of September 30, 2016 and December 31, 2015, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. The Company is subject to income tax examinations for our United States Federal taxes for 2013 and subsequent years and various State income taxes for 2012 and subsequent years.

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

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
United States	$6,914,921	$7,739,714	$23,784,112	$21,237,264
International	758,296	453,902	2,722,163	1,557,200
	$7,673,217	$8,193,616	$26,506,275	$22,794,464

Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Devices	$6,012,686	$6,850,726	$21,505,026	$19,104,989
Disposable IV Sets and Services	1,660,531	1,342,890	5,001,249	3,689,475
	$7,673,217	$8,193,616	$26,506,275	$22,794,464

Property and equipment, net, information by geographic region is as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
United States	$1,086,140	$837,728
International	197,669	67,894
Total	$1,283,809	$905,622

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases.  In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our Chairman, President, CEO and controlling stockholder, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $32,649, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

A summary of our non-cancelable operating lease commitments as of September 30, 2016 is as follows:

Three months ending December 31, 2016	$98,418
2017	393,008
2018	393,008
2019	163,080
2020	—
Total non-cancelable operating lease commitments	$1,047,514

Rent expense under our operating leases was $101,372 and $100,037 for the three months ended September 30, 2016 and 2015, respectively, and $303,811 and 300,670 for the nine months ended September 30, 2016 and 2015, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments.  We had various purchase orders for goods or services totaling approximately $4,384,686 at September 30, 2016 and $3,564,088 at December 31, 2015. No amounts related to these purchase orders have been recognized in our balance sheet.

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

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2015	11,175,125
Option exercises	101,063
Underwriters’ warrants exercises	5,000
Purchases of treasury stock	(569,213)
Balance, September 30, 2016	10,711,975

On January 28, 2016 (the “Authorization Date”), the Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10.0 million of our common stock through January 28, 2017. Since the Authorization Date and through September 30, 2016, we used $9,969,468 to acquire 569,213 shares of our common stock. Our treasury stock is currently available for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report filed on Form 10-K. The MD&A should be read in conjunction with the Risk Factors section of this Quarterly Report, our condensed financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the Form 10-K and the cautionary information regarding forward-looking statements at the end of this section.

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

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. We have distribution agreements with 33 independent distributors selling our products internationally. Selling cycles for medical devices vary widely. Historically, we have experienced sales cycles of three to six months in duration. We are currently experiencing sales cycles exceeding historical patterns that we believe is resulting from the implementation of a sales strategy that targets more departments within the hospitals in which we focus our sales efforts. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a percentage fee based on sales of our products to their member hospitals. We currently have contracts with four major GPOs that effectively give us the ability to sell to more than 95% of all U.S. hospitals.

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

The Warning Letter requested that we immediately cease activities that result in the misbranding or adulteration of the MRidium 3860 MRI infusion pump, MRidium 3850 MRI infusion pump and the MRidium 3860+ MRI infusion pump, including the commercial distribution of the devices. We immediately complied with the Warning Letter and ceased sale and distribution of the identified products in the United States.

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

On March 24, 2016, we received a letter dated March 23, 2016 stating that our 510(k) submission was denied with a finding of non-substantial equivalence.  This finding was due to a lack of human factors data demonstrating that our DERS was adequately validated and that we may resubmit a new 510(k) application with data showing our infusion pump to be substantially equivalent to similar devices in the market.  Specifically, the agency stated that two of fifty-six test subjects in our human factors tests unintentionally bypassed the DERS feature, thus avoiding the DERS hard dose limits that healthcare institutions can program into our MRI compatible MRidium 3860+ infusion pumps. On April 7, 2016, we submitted an appeal to this determination to a higher level within the FDA. On May 2, 2016, we met with the FDA to review our appeal. On June 2, 2016, we received FDA’s written response to our appeal.  In this response, FDA reinstated the subject 510(k) and we were granted another 180 days to make certain specified changes to several messages displayed by the infusion pump. Specifically, changes to messages the infusion pump displays to clarify whether the DERS is active or inactive and to better describe the over and under range indications. Further, the FDA’s response also stated that no additional human factors usability testing is required.

We continue to work with the FDA to fully resolve the Warning Letter and complete the review of the 510(k) submission.

Financial Highlights and Outlook

For the third quarter 2016, our revenue decreased $(0.5) million, or (6.4%), to $7.7 million, compared to $8.2 million for the third quarter of last year. Net income was $1.6 million, or $0.13 per diluted share in the third quarter ended September 30, 2016, compared to net income of $1.9 million, or $0.15 per diluted share in the third quarter last year. During the third quarter of 2016, we recognized revenue on 184 pump systems, compared to 248 pump systems during the same period in 2015, a (25.8%) decrease.

Our U.S. direct sales force continues to expand market awareness of the advantages of patient safety and operating efficiencies provided by our MRI compatible IV infusion pump system and the introduction of our patient vital signs monitor that we expect to launch during 2017. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology.

We expect higher revenue in 2016 as compared to 2015, however, as announced on October 4, 2016, we expect lower revenue for the remainder of 2016 due to longer sales cycles associated with the implementation of a new sales strategy earlier in 2016.  In addition to our historical practice of calling on the radiology and anesthesiology departments, this new sales strategy requires our sales team to focus on selling into the Intensive Care Unit, Emergency Room and other locations within hospitals and acute care facilities where there is a high probability that MRI scans will need to be performed on patients. As we have never before targeted these critical care departments, purchases of our MRI compatible IV pump systems are not currently in their budgets, resulting in lengthening sales cycle times.

We also expect operating expenses to increase in 2016 due to increased headcount, higher stock-based compensation expense, costs incurred in bringing the patient vital signs monitor to market and higher depreciation expense from additional capital expenditures.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions and judgments.

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or market

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2016.

The use of different estimates, assumptions and judgments could have a material effect on the reported amounts of assets, liabilities and related disclosures as of the date of the financial statements and revenue and expenses during the reporting period.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	18.3	19.4	18.3	19.0
Gross profit	81.7	80.6	81.7	81.0
Operating expenses:
General and administrative	24.4	20.5	27.2	24.7
Sales and marketing	17.6	14.7	15.2	14.9
Research and development	6.0	6.3	3.7	5.5
Total operating expenses	47.9	41.5	46.2	45.2
Income from operations	33.8	39.1	35.5	35.8
Other (expense) income, net	(0.1)	0.8	0.1	0.7
Income before provision for income taxes	33.7	39.9	35.6	36.5
Provision for income taxes	13.4	17.1	12.7	14.0
Net income	20.3%	22.8%	22.9%	22.5%

Three Months Ended September 30, 2016 and 2015

Revenue

Revenue decreased approximately $(0.5) million, or (6.4%), to $7.7 million for the three months ended September 30, 2016, compared to $8.2 million for the same period in 2015.

Revenue from sales in the U.S. decreased approximately $(0.8) million, or (10.7%), to $6.9 million for the three months ended September 30, 2016, from $7.7 million for the same period in 2015. Revenue from sales internationally increased approximately $0.3 million, or 67.1%, to $0.8 million for the three months ended September 30, 2016, from $0.5 million for the same period in 2015.

Revenue from sales of devices decreased approximately $(0.9) million, or (12.2%), to $6.0 million for the three months ended September 30, 2016, from $6.9 million for the same period in 2015. During the three months ended September 30, 2016, we recognized revenue on 184 MRI compatible IV infusion pumps compared to 248 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the three months ended September 30, 2016 and 2015 was approximately $32,000 and $27,600, respectively. The increase in average selling price is the result of favorable sales mix, partially offset by higher international sales as a percent of total sales when compered to the same period last year.

Revenue from sales of our disposable IV sets and services increased approximately $0.4 million, or 23.7%, to $1.7 million for the three months ended September 30, 2016, from $1.3 million for the same period in 2015.

Cost of Revenue

Cost of revenue decreased approximately $(0.2) million, or (11.6%), to $1.4 million for the three months ended September 30, 2016, from $1.6 million for the same period in 2015. Gross profit decreased approximately $(0.3) million, or (5.1%), to $6.3 million for the three months ended September 30, 2016 from $6.6 million for the same period in 2015. The decrease in cost of revenue and gross profit is due to lower sales during the three months ended September 30, 2016, compared to the third quarter 2015, partially offset by a higher gross profit margin. Gross profit margin was 81.7% and 80.6% for the three months ended September 30, 2016 and 2015, respectively. This is the result of favorable sales mix, partially offset by higher international sales as a percent of total sales when compared to the same period last year.

General and Administrative

General and administrative expense increased approximately $0.2 million, or 11.6%, to $1.9 million for the three months ended September 30, 2016 from $1.7 million for the same period last year. This increase is primarily due to higher payroll and employee benefits resulting from higher headcount, corporate franchise taxes, legal and processional expenses, partially offset by lower stock compensation expense and medical device excise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.1 million, or 11.7%, to $1.3 million for the three months ended September 30, 2016, from $1.2 million for the same period in 2015. This is primarily the result of higher compensation and travel expenses resulting from the increased size of our sales organization.

Research and Development

Research and development expense was consistent at approximately $0.5 million for the three months ended September 30, 2016 and 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses also related to the development of our patient vital signs monitor.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other expense of approximately $4,000 for the three months ended September 30, 2016, compared to other income of approximately $65,000 for the same period in 2015. This decrease is primarily the result of losses on the maturities of investments and lower foreign currency gains on international transactions.

Income Taxes

We recorded income tax expense of approximately $1.0 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively. The lower income tax expense for the third quarter of 2016 is due to lower income before provision for income taxes and a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the third quarter of 2016 was 39.7% compared to 42.9% for the same quarter in 2015. The decrease in our effective tax rate is primarily the result of a reduction in our income before provision for income taxes during the third quarter 2016 and higher research and development tax credits, partially offset by a lower domestic production activities deduction.

Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue increased approximately $3.7 million, or 16.3%, to $26.5 million for the nine months ended September 30, 2016, compared to $22.8 million for the same period in 2015.

Revenue from sales in the U.S. increased approximately $2.6 million, or 12.0%, to $23.8 million for the nine months ended September 30, 2016, from $21.2 million for the same period in 2015. Revenue from sales internationally increased approximately $1.1 million, or 74.8%, to $2.7 million for the nine months ended September 30, 2016, from $1.6 million for the same period in 2015.

Revenue from sales of devices increased approximately $2.4 million, or 12.6%, to $21.5 million for the nine months ended September 30, 2016, from $19.1 million for the same period in 2015. During the nine months ended September 30, 2016, we recognized revenue on 709 MRI compatible IV infusion pumps compared to 685 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the nine months ended September 30, 2016 and 2015 was approximately $30,100 and $27,900, respectively. The increase in average selling price is the result of favorable sales mix, partially offset by higher international sales as a percent of total sales when compered to the same period last year.

Revenue from sales of our disposable IV sets and services increased approximately $1.3 million, or 35.6%, to $5.0 million for the nine months ended September 30, 2016, from $3.7 million for the same period in 2015.

Cost of Revenue

Cost of revenue increased approximately $0.6 million, or 11.8%, to $4.9 million for the nine months ended September 30, 2016, from $4.3 million for the same period in 2015. Gross profit increased approximately $3.2 million, or 17.3%, to $21.7 million for the nine months ended September 30, 2016 from $18.5 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the nine months ended September 30, 2016, compared to the same period in 2015 and a higher gross profit margin. Gross profit margin was 81.7% and 81.0% for the nine months ended September 30, 2016 and 2015, respectively. This is the result of favorable sales mix and higher sales leverage, partially offset by higher international sales as a percent of total sales when compared to the same period last year.

General and Administrative

General and administrative expense increased approximately $1.6 million, or 28.2%, to $7.2 million for the nine months ended September 30, 2016, from $5.6 million for the same period last year. This increase is primarily due to higher stock compensation expense associated with the modification of awards granted to our previous chairman, payroll and employee benefits resulting from higher headcount, corporate franchise taxes, GPO administration fee expense resulting from higher sales and higher consulting services expense, partially offset by lower medical device excise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.6 million, or 18.8%, to $4.0 million for the nine months ended September 30, 2016, from $3.4 million for the same period in 2015. This is primarily the result of higher compensation and travel expenses resulting from the increased size of our sales organization and higher commissions expense from higher sales.

Research and Development

Research and development expense decreased approximately $(0.3) million, or (22.2%), to $1.0 million for the nine months ended September 30, 2016, from $1.3 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses also related to the development of our patient vital signs monitor.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $23,000 and $158,000 for the nine months ended September 30, 2016 and 2015, respectively.  This decrease is primarily the result of losses on the maturities of investments and lower foreign currency gains on international transactions.

Income Taxes

We recorded income tax expense of approximately $3.4 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. The higher income tax expense for the nine months ended September 30, 2016 is due to higher income before provision for income taxes, partially offset by a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the nine months ended September 30, 2016 was 35.6% compared to 38.4% for the same period in 2015. The decrease in our effective tax rate is primarily the result of a higher domestic production activities deduction and research and development tax credits, partially offset by higher U.S. state tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of September 30, 2016, we had cash and cash equivalents and investments of approximately $23.8 million, stockholders’ equity of $30.6 million, and working capital of $29.4 million. As of December 31, 2015, we had cash and cash equivalents and investments of approximately $27.0 million, stockholders’ equity of $31.9 million, and working capital of $31.1 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the nine months ended September 30, 2016, cash provided by operations increased approximately $2.1 million to $7.2 million, compared to cash provided by operations of $5.1 million for the same period in 2015. This increase was primarily the result of higher net income;  higher cash inflows related to deferred revenue; lower cash outflows related to accounts receivable; and, the add back of non-cash items such as stock compensation, impairment of intangible assets, depreciation and amortization, partially offset by higher net cash outflows related to inventory, deferred taxes, accrued income taxes and accounts payable. The sum of our net income and certain non-cash expense items, such as stock compensation, impairment of intangible assets, depreciation and amortization was approximately $8.0 million for the nine months ended September 30, 2016 compared to $6.3 million for the same period last year.

Cash used in investing activities was approximately $1.3 million for the nine months ended September 30, 2016 compared to approximately $0.2 million for the same period last year. During the nine months ended September 30, 2016, we used approximately $4.3 million of cash to purchase investments, capitalized approximately $0.6 million of intangible assets and purchased approximately $0.5 million of property and equipment.  These cash outflows were partially offset by the maturity of approximately $4.1 million of investments.

Cash used in financing activities was approximately $9.2 million for the nine months ended September 30, 2016 and related to the purchase of approximately $10.0 million of treasury stock, partially offset by cash received from the exercise of stock options by employees and related tax benefits. For the nine months ended September 30, 2015, cash provided by financing activities was approximately $1.2 million and related to the exercise of stock options by employees and the tax benefits.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our Chairman, President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,649, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2016. We had no other off-balance sheet arrangements during the nine months ended September 30, 2016 or for the year ended December 31, 2015 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2016 and 2015.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2016, we had approximately $7.8 million in corporate bonds, with approximately $3.0 million that matures in less than 1 year, $4.6 million that matures between 1 and 3 years and $0.2 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2016, we expect the corresponding change in fair value of our investments would be approximately $116,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2016. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions concerning the MRidium 3860+ MRI compatible IV infusion pump and a purchase of a unit was three to six months. We are currently experiencing sales cycles beyond historical patterns resulting from the implementation of a sales strategy that targets more departments within the hospitals we focus our sales efforts. Sales cycles can also be delayed as a result of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with the MRidium 3860+ MRI compatible IV infusion pump before other medical professionals routinely use the MRidium 3860+ MRI compatible IV infusion pump for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable tubing or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on our founder, CEO, President, Chairman and controlling shareholder, Roger Susi.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our company and Roger Susi and his affiliates. The only significant ongoing related party transaction is the lease agreement between our company and Susi, LLC, an affiliate of Roger Susi, with respect to our sole production and headquarters facility in Winter Springs, Florida. Related party transactions present difficult conflicts of interest, could result in disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

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

On September 26, 2014, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, on December 3, 2015 we filed a registration statement on Form S-3/A to register $40 million of shares of common stock that may be offered or sold by us and 1,200,000 shares that may be offered or sold by Roger Susi. On December 18, 2015, Roger Susi sold 1,043,479 shares of our

Common stock in a secondary offering pursuant to the registration statement on Form S-3/A. If any of the foregoing shares are sold by the Company or by selling stockholders, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

Roger Susi, who serves as our Chairman of the Board of Directors and an executive officer, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

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

IRADIMED CORPORATION

Dated: November 4, 2016	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)