Form 10-K
period 2016-12-31
IRADIMED CORP
filed 2017-03-10
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2016

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NO. 001-36534

IRADIMED CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 677-8022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $100,909,000.

There were 10,739,060 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2017. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

Documents Incorporated by Reference: Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•                              our ability to receive clearance of our 510(k) submission, resolve various matters identified in the U.S. Food & Drug Administration (“FDA”) Warning Letter, complete a follow-up inspection conducted by the FDA resulting in a favorable outcome, additional actions by or requests from the FDA (including a request to cease domestic distribution of products) and unanticipated costs or delays associated with the resolution of these matters;

•                              unexpected costs, expenses and diversion of management attention resulting from the FDA Warning Letter and other actions or requests posed to us by the FDA;

•                              our primary reliance on a single product;

•                              our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•                              our expectations regarding the sales and marketing of our products, product candidates and services;

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

i

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

ii

PART I

ITEM 1.                                                BUSINESS

Overview

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “us”, “our”) develops, manufactures, markets and distributes a magnetic resonance imaging (“MRI”) compatible intravenous (“IV”) infusion pump system, a MRI compatible patient vital signs monitoring system and accessories and services relating to them.

MRidium 3860+ MRI Compatible IV Infusion Pump System

Today, we are the only known provider of a non-magnetic IV infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium 3860+ MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan. MRidium is a trademark of IRADIMED CORPORATION.

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

The 3880 MRI compatible patient vital signs monitoring system (“3880 Monitor”) has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore. Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Other MRI compatible patient vital signs monitors are large and heavy, creating workflow issues for users. The features of the IRADIMED 3880 Monitor include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The 3880 Monitor has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

With the expanding use of MRI procedures, both traditional procedures and new intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President, Chief Executive Officer and Chairman of the Board of Directors, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible infusion system in 2004. Since launching our first generation MRI compatible IV infusion pump system in 2005, we have continued to modify and improve our system, and we have leveraged our development strengths and unique market position to expand our customer base and profitability. We were incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2016, our direct sales force consisted of 16 field sales representatives, supported by 2 regional sales directors and supplemented by 3 clinical support representatives. Our goal is to continue to expand our U.S. sales force to between 20 and 22 field sales representatives and 4 clinical support representatives by the end of 2017. Internationally, we sell our products through distributors and as of December 31, 2016, have distribution agreements with 44 independent distributors.

As of December 31, 2016 we estimate that we have sold approximately 4,100 MRI compatible IV infusion pump systems globally. Each system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. In December 2016, we began shipping our 3880 Monitor in small quantities to certain of our international customers.

We generate revenue from the one-time sale of our MRI compatible medical devices and accessories, ongoing service contracts and the sale of disposable IV tubing used during each infusion. Our revenue growth has accelerated since initiating our direct sales effort during 2012. In fiscal year 2016, our revenue was $32.5 million and our operating profit was $10.9 million representing an operating margin of 33.6%. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2017.

Our internet website is www.iradimed.com. We make available on the Investors section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, and amendments to those reports, as soon as reasonable practicable after filing such documents with, or furnishing such documents to, the SEC. We include our website address throughout this filing for reference only. The information contained on our website is not incorporated by reference to this report.

History and Development

Mr. Susi founded Invivo Research Inc. in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research Inc. from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices during MRI procedures. Invivo Research was acquired by Invivo Corporation in 1992, which began trading on the NASDAQ Stock Exchange in 1994. Mr. Susi served as a Director of Invivo Corporation from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo Corporation was acquired by Intermagnetics General Corporation in 2004 for $152 million. The Invivo MRI compatible vital signs monitoring system, currently owned by Koninklijke Philips NV (NYSE: PHG), continues to maintain its market-leading position.

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

We initially marketed the product ourselves in the U.S. with limited sales staff, and within one year, commenced international sales through a network of distributors. In 2006, we signed an exclusive distribution agreement with Mallinckrodt/Tyco Healthcare (now part of Medtronic plc (NYSE: MDT)) for domestic and Canadian distribution of our products including the MRidium 3850 MRI compatible IV infusion pump system (the predecessor to our current 3860+ model). The exclusive arrangement ended in 2010, allowing us to implement a direct marketing strategy with our own sales force in the U.S. and Canada.

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

In 2014, applying knowledge gained from years of experience developing MRI compatible medical devices, we began developing our own MRI compatible patient vital signs monitoring system. Through the use of current and new technologies, and trade secrets, our 3880 Monitor improves on the design of other MRI compatible vital signs monitors. Our 3880 Monitor has a compact and lightweight design, overcoming many of the issues created by other larger and heavier MRI compatible monitors currently in the market. In December 2016, we made our first shipments of the 3880 Monitor to international customers. We have submitted a 510(k) application to the U.S. FDA and expect to complete the clearance process and commence U.S. shipments during the second half of 2017.

Industry

We currently compete in the MRI compatible medical device market.

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely-used, non-invasive medical imaging technique to visualize vital organs, body function and to identify blockages, abnormalities and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

While the benefits and uses of interventional magnetic resonance (“MR”) are known, there are hazards intrinsic to the MR environment which must be respected. These hazards may be attributed to a powerful static magnetic field, pulsed gradient magnetic fields, and pulsed radio frequency fields. The MRI suite is a harsh place for medical devices, and safe and proper patient care requires specialty equipment that is specifically designed and built for the MR environment. Many of the dangers and problems present in the MR environment can be solved through use of non-magnetic equipment that have operational safeguards and that maintain performance standards within a harsh magnetic environment while simultaneously maintaining patient safety. Designing MRI compatible medical devices that operate safely and effectively in the MR environment requires overcoming significant technical hurdles.

Intravenous fluids and vital signs monitoring are needed during MRI procedures for many different reasons. Infusion pumps provide sedation to patients who are not able to remain immobile during an MRI scan and a continuous flow of critical medications to seriously ill patients. Given the benefits to patient safety, radiology departments performing the scan, anesthesia departments delivering sedation and critical care specialists responsible for delivering critical medications during MRI procedures often initiate requests for an MRI compatible IV infusion pump. Additionally, the Joint Commission on Accreditation of Healthcare Organizations requires monitoring of a patient’s vital signs while under sedation. Further, vital signs monitoring is also required when the patient’s condition prevents them from alerting clinicians when experiencing pain, respiratory problems, cardiac distress or other difficulties that may arise during an MRI scan.

Conventional Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients undergoing an MRI who require IV medications during their imaging procedure: (1) do not offer MRI treatment to patients requiring IV medications or sedation; (2) use conventional (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (3) proceed and accept patients for an MRI procedure but stop the flow of IV fluids during the procedure; (4) allow the gravity controlled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks, introduce safety risks and may result in deficient patient care.

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

Further, there are risks in using a conventional IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MR system, resulting in potentially deadly projectiles. Moreover, an MR scanner’s gradient magnetic field and RF fields can send currents through cables and other conductive materials that are near the MR system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

Other problems include devices malfunctioning if they are not properly designed for use in the harsh MR environment and low-quality MR images due to artifacts caused by RF interference emitted from ancillary equipment.

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a Faraday cage) for use with their conventional IV pumps, but the approach was not widely adopted. The major problem with this approach is that a highly magnetic conventional IV infusion pump is still being introduced into a hazardous MRI environment which can lead to projectile accidents. Additionally, placing a highly magnetic conventional IV infusion pump inside a shielded box hinders an operator’s ability to determine the status of the pump and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with the conventional IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our IV infusion pump can be safely placed anywhere in the scanner room including next to the scanner. We are not aware of any “shielded box” installations in use in the U.S. or any with a FDA 510(k) clearance and hence, we expect little current competition from this approach in the U.S.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution and hence a truly MRI compatible product.

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump.

We view our MRI compatible IV infusion pump primarily as a safety device. Accordingly, we do not actively market our IV infusion pump systems in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there are approximately 11,250 MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for our MRI compatible IV infusion pump systems. Of the facilities currently using our MRI compatible IV infusion pumps, many have elected to purchase more than one IV infusion pump system per MRI scanner installed. Based on our historical sales and customer pump purchases, we estimate that our current global market opportunity represents approximately 18,000 MRI compatible IV infusion pump systems, of which approximately 55% is located in the U.S.

MRI Compatible Patient Vital Signs Monitor.

The market for MRI compatible multi-parameter monitors is mature and more subject to replacement cycles than new adoptions. Our current estimate of global annual sales of MRI multi-parameter monitors is approximately 1,000 to 1,200 units, of which we believe that approximately 70% to 80% is located in the U.S. We believe that annual unit sales are growing at approximately 6%. This unit count equates to a current annual market of approximately $70 to $80 million, before including the associated accessories, disposables and services.

Additionally, this unit estimate is based on a ratio of one MRI monitor for one MRI scanner, which is driven primarily by the large size of existing MRI monitors currently available from competitors. Given the compact and lightweight design of our MRI monitor, we believe we can expand the market and achieve a ratio of greater than one of our MRI monitors for one MRI scanner. If successful in this effort, we are currently the only company that can sell into the expanded market.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible IV infusion pumps primarily to the MRI departments of hospitals. We believe, however, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within the hospital where there is a high probability that MRI procedures will need to be performed on patients. Expanded use of our MRI compatible IV infusion pumps would serve as a type of transport pump and allow for consistent and uninterrupted administration of IV fluids, allowing for easier and safer transfer from the ICU or ER to the MRI scanner room and back. Accordingly, at the beginning of 2016, we implemented a critical care strategy whereby we began to market our MRI compatible IV infusion pumps to ICU and ER departments as well as our historical call points in radiology and anesthesiology. We intend to implement this same marketing strategy for our MRI compatible monitor once we commence shipments in the U.S., which is expected during the second half of 2017.

It frequently becomes necessary for a patient in the ICU or ER who is connected to an IV infusion pump that is delivering critical medications to be quickly moved to the MRI facility for immediate imaging. The presence of multiple MRI compatible IV infusion pumps or pump channels, for each IV line, enables the orderly and rapid transfer between IV infusion pumps by allowing patients to be prepared for an MR procedure and setup on our MRidium MRI compatible IV infusion pump and our MRI compatible vital signs monitor in the ICU or ER. Seriously ill patients are generally at higher risk when they are away from the resources of the ICU or ER, and efficient transfers to MRI compatible devices while the patient is in the critical care environment minimizes the time the patient spends away from the ICU or ER.

We believe there is a link between the number of infusions and infusion pumps and the onset of equipment-related adverse events during the intra-facility transport of critically ill patients. We therefore believe that placing our MRI compatible devices in ICU and ER departments could reduce patient adverse events associated with vital signs monitors and IV pump conversions typically performed within MRI departments.

Some hospitals have begun to use MRI during surgical procedures. Neurosurgical interventions have been at the forefront of this development in image-guided surgery, followed by otolaryngological procedures. As MR-guided intervention during surgery has been deployed, the degree of complexity in supplemental devices has increased markedly. Much of the effort required for successful implementation of intraoperative MRI has been in development and testing of anesthesia equipment, patient monitoring devices, infusion pumps and surgical instruments and accessories, all of which need to be MRI compatible if used near the MRI scanner. Intraoperative MRI is expanding demand for our MRI compatible devices from the MRI suite to the surgical suite of the hospital.

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

We believe that the largest potential market for our MRI compatible IV infusion pumps is the segment of the market that is currently using workaround solutions. Such solutions include using conventional pumps outside the MRI scanner room and attaching multiple extension lines of IV tubing sets through the wall or under the door into the MRI scanner room to reach the patient. This practice of makeshift setups is fraught with risks to the patient and unnecessary costs and inefficiencies. These risks and inefficiencies include:

•                  Infection risk from running lengthy IV tubing sets with multiple extensions through the wall or under the door;

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

Continuing to work with the FDA to receive 510(k) clearance for our MRI compatible patient vital signs monitor and further develop a related and complementary resuscitation system.

We have completed the development of a new MRI compatible multi-parameter vital signs monitor and began shipping this product internationally during December 2016. We are currently working with the FDA on our related 510(k) submission and expect to receive clearance during the first half of 2017 and commence U.S. shipments during the second half of 2017. We are also in the early stages of developing the world’s only MRI compatible resuscitation system that can be paired with our MRI compatible monitor. When providing anesthesia care in the MRI environment, the same requirements for safe monitoring and resuscitation that apply in a typical operating room must be satisfied. Our MRI monitor was designed using MRI compatible technology to safely monitor all of the required vital signs parameters including electrocardiography, pulse oximetry, non-invasive blood pressure, capnography, temperature and anesthetic agent. Our MRI monitor also has a remote tablet with wireless communication capability outside of the scanner room (in the control room).

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

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the acquisition of technologies and intellectual property of others. We have a developing and growing direct sales organization in the U.S. and a team of experienced international distributors that can effectively go to market with additional MRI patient care products. We intend to actively analyze opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness and adoption of our products by:

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

Since 2011, our U.S. sales team has grown from one field sales representative to a team of 16 direct field sales representatives, 2 regional sales directors and 3 clinical support representatives. As business progress dictates, we intend to continue to grow our specialized, MRI product-focused sales team and to support it with clinical support representatives. We believe that we can significantly increase sales of our MRidium MRI compatible IV infusion pump by also calling on anesthesia and critical care departments, to help influence hospitals’ purchasing decisions. We intend to implement this same sales strategy once we receive FDA clearance for our MRI compatible vital signs monitor and commence U.S. shipments. We believe that this strategy will likely expand the number of acute care facilities using our MRI compatible products and increase the average number of MRI compatible IV infusion pumps and monitors per MRI.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Japan, to expand the business and augment our market penetration rates. During 2017, we plan to begin the expansion of our internal capacity to serve these high potential markets by adding dedicated regional sales managers located outside the U.S. to oversee our relationships at the local level.

Supporting commercial efforts with evidence-based information.

We focus our sales team on educating our customers on the safety and efficiency benefits of using our MRI compatible products. To assist in the education process, we have developed a white paper that documents the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We are also developing materials documenting the benefits of uninterrupted vital signs monitoring that allows for easy transfer of critically ill patients from ICU or ER to the MRI scanner room and back. We believe that this kind of evidence-based documentation will help us to provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRI compatible products.

Providing best in class customer service and user experience.

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We have devoted a significant amount of time and training to ensure that this educational experience is a success. This training is performed most commonly by our sales staff and is augmented by our clinical support representatives; however, we intend to hire more clinical support specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products.

Our Products

We currently offer two primary product types: (1) a MRI compatible IV infusion pump system with associated disposable IV tubing sets, and (2) a MRI compatible patient vital signs monitoring system.

MRidium MRI Compatible IV Infusion Pump System

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
1 M
5.2 M
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

MRidium 3860+ MRI Compatible IV Infusion Pump

The MRidium 3860+ MRI compatible IV infusion pump system was introduced in 2009 and improved upon the performance and features of our first generation MRidium 3850 MRI compatible IV infusion pump system. Our pump systems can operate dependably in the presence of 0.2T to 3T magnets and are fully operational up to the 10,000 gauss-line. This means they are highly versatile and can operate virtually anywhere in the MRI scanner room, including close to the MRI scanner. The MRidium 3860+ MRI compatible IV infusion pump system has a 10-key numeric input keypad making our system easy to accurately program and operate. Our pumping range of 0.1 mL per hour to 1,400 mL per hour provides a broad range of fluid flow control. Our broad range of infusion rates support differing patient needs including low levels for pediatric sedation, mid-levels for continued IV infusion of medications to critically-ill patients and high levels in the event of emergency situations. Our MRidium 3860+ MRI compatible IV infusion pump system offers a dose rate calculator, bolus dose programming, full alarm settings, and a rechargeable battery with a 12-hour battery life.

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

MR IV Pole

We offer a fully-functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support two MRidium MRI compatible IV infusion pumps, each with a 3861 Side Car Pump Module. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluids.

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

Dose Error Reduction System (“DERS”)

Our DERS software for use with our MRidium 3860+ MRI compatible IV infusion pump system incorporates the latest dosing safety features for patients. The DERS system enables users to create a unique drug library and establish nominal values and limits for dose and concentration for specified infusion protocols. With DERS, patient safety and user convenience are supported by user-programmed infusion hard limits (maximum and minimum) and soft limits (high and low limits that require user confirmation to exceed). The dose applied via DERS is displayed and can be adjusted directly on the running screen at any time during the infusion. The universal memory card port allows for easy archiving and updating of the drug library.

SpO2 Monitoring with Sensor and Accessories

Our MRidium 3860+ MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2™ capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring on the patient. In addition, our fiber optic MRI-SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic-based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MR scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

We believe our MRidium 3860+ MRI compatible IV infusion pump system and its customizable features comprehensively and uniquely address the needs of MRI departments within hospitals and other medical facilities.

MRI Compatible Patient Vital Signs Monitoring System

Currently available exclusively to our international customers, the 3880 Monitor has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore (see above diagram).

Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units.

The standard 3880 Monitor includes wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms, and non-invasive blood pressure. Optional features include all or a combination of non-magnetic respiratory CO2; patient temperature, and/or; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements.

The MRI compatible patient vital signs monitoring system also includes: (1) an extended range remote tablet that allows for remote monitoring from outside the MRI scanner room; (2) a base station control center that facilitates printing, wireless communications between the remote tablet and the monitor, and acts as a battery charger for the remote tablet, and; (3) wireless ECG and SpO2 pods that facilitate the respective monitoring modalities.

During 2016, we submitted a 510(k) application to the FDA for our MRI compatible patient vital signs monitor and are currently working toward achieving clearance to begin marketing and selling efforts in the U.S. We anticipate commencing shipments in the U.S. during the second half of 2017.

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

Intellectual Property

We protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. During the development of our products, our founder, Roger Susi, obtained a number of patents regarding our MRI compatible IV infusion pump and related systems. Mr. Susi has irrevocably assigned these patents to us. We consider our patents important but do not believe our future success is dependent upon patents.

We have ten issued U.S. patents and four issued foreign patents with remaining lives that range from 5 to 14 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 16 direct field sales representatives, 2 regional sales directors and 3 clinical support representatives. We have distribution agreements for our products with 44 independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our VP of International Sales, an industry veteran with over 20 years in the IV infusion pump business and over 10 years managing our international sales.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue Years Ended December 31,
	2016	2015	2014
United States	88.9%	91.3%	72.6%
International	11.1%	8.7%	27.4%

As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentration existed as of December 31, 2016 or 2015.

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue Years Ended December 31,
	2016	2015	2014
Devices	79.3%	83.4%	81.9%
Disposable IV Sets and Services	20.7%	16.4%	18.1%

We define backlog as of a particular date to mean firm purchase orders from customers for which have we have not yet fulfilled. As part of our commitment to customer service, our goal has been to ship products to meet the customers’ requested shipment dates. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

For the years ended December 31, 2016, 2015 and 2014, backlog was approximately:

	Year ended December 31,
(In millions)	2016	2015	2014
Backlog	$1.6	$13.9	$19.5

Late in 2015, we began experiencing extended selling cycles for our medical devices; however, historical selling cycles for our devices varied widely and were typically three to six months in duration. Our intention is to implement new selling techniques aimed at reducing selling cycles back to the historical average. To supplement the efforts of our sales and clinical support representatives, we produce and distribute videos that provide users of our MRidium products an easy means for learning clinical applications. These videos guide users through a detailed step-by-step process in using our MRI compatible IV infusion pump system, including initial product set-up, selection of infusion sets, loading the infusion pump, programming the pump, managing alarms and alerts and prompts, SpO2 monitoring, and other advanced functions. Users also benefit from our detailed operator manuals and 24/7 technical support via telephone. We intend to develop similar customer support materials for our MRI compatible patient vital signs monitoring systems in the near future.

The principal customers for our MRI compatible products include hospitals and acute care facilities. The key decision maker that ultimately decides to purchase and use our products varies on the hospital department making the purchase. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis in an attempt to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include regular surveys and visits to customer sites.

We enter into agreements with healthcare supply contracting companies, commonly referred to as GPOs in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

•                  Negotiated pricing for all group members;

•                  Volume discounts and other preferential terms on their members’ purchases from us;

•                  Promotion of our products by the GPO to its members; and

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to hospitals, group practices, and other acute care facilities that are members of the GPO. Our current GPO contracts effectively give us the ability to sell to more than 95% of all U.S. hospitals and acute care facilities.

Manufacturing and Suppliers

We assemble our products in our facilities in Winter Springs, Florida, from components and sub-assemblies purchased from outside suppliers. We perform final assembly, testing and packaging to control quality and manufacturing efficiency. We purchase components and sub-assemblies from qualified suppliers that are subject to our stringent quality specifications and inspections by us. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or disposables for use with these medical devices. Our historical track record of producing MRI compatible products has been good; however, there can be no assurance that this trend will continue or that we will be able to produce sufficient units to reach our expected revenue growth rates.

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. We have never encountered a significant supply interruption from any sole supplier and have received no indications that there might be disruptions of the supply of these raw materials or parts. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultra-sonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005, and we have an exclusive supply agreement with this company through 2019.

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

Our SpO2 products, which measure blood oxygen saturation and included in our MRI compatible IV infusion pump and our MRI compatible vital signs monitor also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

MRidium MRI Compatible IV Infusion Pump System

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

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the 510(k) FDA clearance process for new infusion pumps is usually long and requires significant testing and documentation. This long development timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. We believe, that the market for MRI compatible IV infusion pump products is in relatively early stages of development and may become highly competitive if, and when, the market develops further.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, Inc., which was founded by Roger Susi, our current founder, President, CEO and Chairman of the Board of Directors. Invivo is now owned by Koninklijke Philips NV (NYSE: PHG). Other large and well-known companies such as General Electric (NYSE: GE) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our MRI compatible monitor is new to the market, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, especially in the U.S., Europe, and Japan.

Segment Information and Geographic Data

Our business operates as one reportable segment. Financial information about geographic areas is presented in Note 13 to the Notes to Financial Statements of this Annual Report on Form 10-K.

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

Our research and development expenses were $1.3 million or 4.1% of revenue in 2016, $1.8 million or 5.6% of revenue in 2015, and $1.1 or 6.8% of revenue in 2014. During 2016, we capitalized $0.7 million of research and development costs associated with internally developed software that operates our new MRI compatible patient vital signs monitoring system.

Employees

As of December 31, 2016, we had 80 full-time employees, including 32 in manufacturing, 28 in sales and marketing and customer support services, 6 in regulatory affairs, 9 in finance and administration and 5 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Between July 11 and July 18, 2016, the FDA conducted a routine inspection of our facility. This was the first FDA inspection of our facility since the receipt of the Warning Letter.  During this inspection, the updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary.

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of December 31, 2016, the Warning Letter remains open.

Product Recalls and Software Updates

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

We have made substantial investments in quality systems over the past three years. We will continue to make improvements to our products and systems to further reduce potential issues related to patient safety and avoid recalls in the future. Product quality plays a critical role in our success. While we believe that we have made significant improvements to our product quality and overall quality systems, further quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results. For more information about risks related to these matters, see the section captioned “Defects or failures associated with our products and/or our quality systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions” in the “Risk Factors” section.

MRidium 3860+ Software Field Update. As a result of the Warning Letter, required 510(k) submission and subsequent 510(k) clearance as discussed above in the section entitled “FDA Facility Inspection and Warning Letter” we are required to field updated software for our MRidium 3860+ IV infusion pump to existing customers. Subsequent to the end of 2016, we began the software update efforts and expect to complete this action during the first half of 2017. We have accrued for all expected expenses related to this action and believe these expenses will not be significant to our operations or financial results.

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

ITEM 1A.                                       RISK FACTORS

Risks Relating to Our Business and Financial Condition

Our financial performance is significantly dependent on a single product, and disruptions in our ability to sell this product may have a material adverse effect on our business.

Our current revenue and profitability is significantly dependent on the sale of the MRidium 3860+ MRI compatible IV infusion pump system and the ongoing sale of disposable tubing sets. Sales of the MRidium 3860+ MRI compatible IV infusion pump system have historically comprised a substantial majority of our net revenue. Our near-term revenue and profitability will, accordingly, be dependent upon our ability to successfully market and sell this Class II medical device.

In the past, the FDA has issued us a Warning Letter that impacted our ability to commercially distribute our products. Although we have resumed commercial distribution of our product, the Warning Letter remains open and there can be no guarantee that the FDA will not take similar action in the future. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse our request for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

The MRidium 3860+ MRI compatible IV infusion pump could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including:

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

In the past, following adverse action by the FDA or volatility in our stock price, securities class action litigation has been brought against us. There can be no assurance that we will not face other securities litigation in the future. With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our business, financial condition and our common stock. Regardless of the outcome, these claims may result in injury to our reputation, significant costs, diversion of management’s attention and resources, and loss of revenue.

Our continued success depends on the integrity of our supply chain, including multiple single-source suppliers, the disruption of which could negatively impact our business.

Many of the component parts of our products are obtained through supply agreements with third parties. Some of these parts require our partners to engage in complex manufacturing processes. In light of our dependence on third-party suppliers, several of which are single-source suppliers, we are subject to inherent uncertainties and risks related to their ability to produce parts on a timely basis, to comply with product safety and other regulatory requirements and to provide quality parts to us at a reasonable price.

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

Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of raw materials or finished products, could result in an interruption in the supply of certain products and a decline in our sales.

We rely on third-party suppliers for certain of our raw materials and components.

We rely on unaffiliated third-party suppliers for certain raw materials and components necessary for the manufacturing and operation of our products. Certain of those raw materials and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until an appropriate application amendment is approved by the regulatory agency. For example, the non-magnetic ultra-sonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company.

Among the reasons we may be unable to obtain these raw materials and components include:

•                              a supplier’s inability or unwillingness to continue supplying raw materials and/or components;

•                              regulatory requirements or action by regulatory agencies or others, including changes in international trade treaties and/or tariffs;

•                              adverse financial or other strategic developments at or affecting the supplier, including bankruptcy;

•                              unexpected demand for or shortage of raw materials or components;

•                              failure to comply with quality standards which results in quality and product failures, product contamination and/or recall;

•                              discovery of previously unknown or undetected imperfections in raw materials or components; and

•                              labor disputes or shortages, including from the effects of health emergencies and natural disasters.

These events could negatively impact our ability to satisfy demand for our products, which could have a material adverse effect on our product use and sales and our business and results of operations. We may experience these or other shortages in the future resulting in delayed shipments, supply constraints, contract disputes and/or stock-outs of our products.

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

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had accounts receivables from one or two customers that accounted for 10% or more of our gross accounts receivable.  As a result, we may be exposed to a certain level of concentration of credit risk.  If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

If we fail to maintain relationships with GPOs, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with group purchasing organizations (“GPOs”). Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future competitor’s products, we may be precluded from making sales to members of that GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

Our future success will require us to educate a sufficient number of clinicians, anesthesiologists, radiologists, hospital administrators and other purchasing decision-makers about our products and the costs and benefits of MRI compatible IV infusion pump systems. If we fail to demonstrate the safety, reliability and economic benefits of our products to hospitals and acute medical facilities, our products may not be adopted and our expected and actual sales would suffer.

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

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products, our ability to maintain profitability or grow will suffer.

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our strategy, we plan to seek approvals for new MRI compatible products. The process of obtaining approvals, particularly from the FDA, can be costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

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

•                              trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;

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

In addition, it is possible that changes in administration policy, including the potential repeal of all or parts of the PPACA, resulting from the recent U.S. presidential and congressional elections could result in additional proposals and continued developments with respect to healthcare reform. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Springs, Florida in July 2016. The FDA issued a Form 483 on July 18, 2016 resulting from an inspection of our facility between July 11 and July 18, 2016 that identified three observations. This was the first FDA inspection of our facility since the receipt of the Warning Letter.  During this inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter.

As a result of the July 2016 inspection, the FDA issued a Form 483 on July18, 2016 that identified three observations. These observations were related to procedural and documentation issues associated with the CAPA system, vendor requirements and complaint investigation.

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations.  As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. This action is ongoing until the majority of customers have confirmed receipt of this instruction card.

As of December 31, 2016, the Warning Letter remains open.

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

Risks Related to Ownership of Our Common Stock

Our common stock price has been and will likely continue to be subject to significant fluctuations and volatility, and you may be unable to sell your shares at a fair price, or at all.

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

•                              new or revised earnings estimates or guidance by us or securities analysts or investors;

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

On September 26, 2014, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, on December 3, 2015 we filed a registration statement on Form S-3/A to register $40 million of shares of common stock that may be offered or sold by us. On December 18, 2015, Roger Susi sold 1,200,000 shares of our Common stock for his own account in a secondary offering pursuant to the registration statement on Form S-3/A. If any of the foregoing shares are sold by the Company or by selling stockholders, or if it is perceived that they will be sold, the trading price of our common stock could decline.

We may need or choose to raise additional capital in the future, which could result in dilution to our stockholders and adversely affect stock price.

While we believe that our cash and investment balances and our current projected cash flow will provide us with adequate capital to fund operations for at least the next 12 months, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and lead our share price to decline.

Roger Susi, who serves as our Chairman of the Board of Directors and an executive officer, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Roger Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock. Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 27,000 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, CEO and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $32,649, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

We do not own any real property that is materially important to our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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

	High	Low
Year ended December 31, 2016
Fourth Quarter	$17.14	$8.95
Third Quarter	22.53	16.49
Second Quarter	22.17	14.05
First Quarter	28.00	14.54
Year ended December 31, 2015
Fourth Quarter	$33.25	$24.04
Third Quarter	28.43	18.88
Second Quarter	23.45	15.11
First Quarter	16.45	12.72

The stock market in general has experienced significant stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

Stockholders

As of February 28, 2017, we had 6 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We have never paid or declared cash dividends on our capital stock.

Purchases of Equity Securities by the Issuer

In January 2016, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on January 28, 2016 and expired on January 28, 2017.

The following table provides information regarding repurchases of common stock for the year ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2016—February 29, 2016	193,016	$17.01	193,016	$6,715,861
March 1, 2016—March 31, 2016	121,936	$18.22	314,952	$4,494,561
April 1, 2016—April 30, 2016	—	$—	314,952	$4,494,561
May 1, 2016—May 31, 2016	254,261	$17.56	569,213	$30,532
Total	569,213	$17.51	569,213	$30,532

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

Stock Performance Graph

The following information of Part II Item 5 is being furnished and shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor will it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference thereto.

The following graph shows a comparison, from July 16, 2014, the date of our Initial Public Offering, through December 31, 2016, of cumulative total return for our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the NASDAQ Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for each of the years in the five-year period ended December 31, 2016, and is derived from the Financial Statements of IRADIMED CORPORATION. The Financial Statements for each of the years in the three-year period ended December 31, 2016 are included elsewhere in this report. The selected balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our Financial Statements, which are not included in this report. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and “Management’s Discussion and Analysis and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenue	$32,496,548	$31,593,720	$15,653,057	$11,340,097	$7,685,061
Cost of revenue	6,154,836	5,840,407	3,404,400	2,853,385	2,125,921
Gross profit	26,341,712	25,753,313	12,248,657	8,486,712	5,559,140
Operating expenses:
General and administrative	8,795,703	7,769,881	4,816,973	2,392,305	1,550,034
Sales and marketing	5,278,448	4,705,977	3,297,120	2,297,309	1,930,395
Research and development	1,347,507	1,764,306	1,068,674	1,009,872	654,070
Total operating expenses	15,421,658	14,240,164	9,182,767	5,699,486	4,134,499
Income from operations	10,920,054	11,513,149	3,065,890	2,787,226	1,424,641
Other income (expense), net	32,680	121,385	(48,549)	(3,458)	7,424
Income before provision for income taxes	10,952,734	11,634,534	3,017,341	2,783,768	1,432,065
Provision for income taxes	3,738,189	4,104,614	966,975	846,878	465,980
Net income	$7,214,545	$7,529,920	$2,050,366	$1,936,890	$966,085
Net income per share:
Basic	$0.67	$0.68	$0.23	$0.28	$0.14
Diluted	$0.60	$0.60	$0.20	$0.22	$0.11
Weighted-average shares outstanding:
Basic	10,818,427	11,003,272	8,743,461	7,000,000	7,000,000
Diluted	11,989,681	12,556,887	10,219,143	8,624,314	8,462,240

	Year ended December 31,
	2016	2015	2014	2013	2012
Balance Sheets Data:
Cash and cash equivalents	$17,713,871	$19,368,114	$9,454,150	$2,461,559	$1,697,306
Investments	7,965,521	7,602,204	7,913,793	246,203	250,794
Working capital	30,506,391	31,064,708	19,891,694	4,934,283	2,665,444
Total assets	37,194,484	35,244,207	23,309,719	6,986,871	5,554,212
Officer note payable	—	—	—	6,333	519,730
Total stockholders’ equity	31,889,125	31,933,025	20,890,696	5,422,784	3,220,200

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

Our Business

We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and a MRI compatible patient vital signs monitoring system and accessories and services relating to them.

We are the only known provider of non-magnetic IV infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

As of December 31, 2016 we estimate that we had approximately 4,100 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

Our 3880 MRI compatible patient vital signs monitoring system (“3880 Monitor”) has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore. Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Other MRI compatible patient vital signs monitors are large and heavy, creating workflow issues for users. The features of the IRADIMED 3880 Monitor include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The 3880 Monitor has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, ongoing service contracts and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. As of December 31, 2016, our direct sales force consisted of 16 field sales representatives, 2 regional sales directors and supplemented by 3 clinical support representatives. Our goal is to continue to expand our U.S. sales force to between 20 and 22 field sales representatives and 4 clinical support representatives by the end of 2017. We have distribution agreements with 44 independent distributors selling our products internationally.

During 2015, we began experiencing extended selling cycles for our medical devices; however, historical selling cycles for our devices varied widely and were typically three to six months in duration. Our intention is to implement new selling techniques aimed at reducing selling cycles back to the historical average. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than 95% of all U.S. hospitals and acute care facilities.

Financial Highlights and Outlook

Our revenue was $32.5 million in 2016, $31.6 million in 2015 and $15.7 million in 2014. Our diluted earnings per share was $0.60 in 2016 and 2015, and $0.20 in 2014. Our cash from operations was $9.4 million in 2016, $7.6 million in 2015 and $2.6 million in 2014. As of December 31, 2016, our estimated installed base of IV infusion pumps increased to approximately 4,100 from approximately 3,260 as of December 31, 2015 and 2,300 as of December 31, 2014.

In 2017, we expect our revenues to decrease as we move beyond the benefits of the past three years of converting customers from our former competitor’s IV pump to our MRI compatible IV infusion pump system and re-focus on penetrating the market of first-time adopters more deeply. We intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to expand international sales of our new MRI compatible patient vital signs monitor throughout 2017 and plan to commence shipments of this device in the U.S. during the third quarter of 2017, once FDA clearance is received. We expect operating expenses to marginally decrease in 2017 due to lower regulatory and research and development costs, partially offset by increased headcount, costs incurred in bringing the patient vital signs monitor to market and higher depreciation and amortization expense from additional capitalized expenditures.

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

The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) training and other services, and (iii) extended warranty agreements.

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

For products shipped under FOB shipping point terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include training and other services that are performed after the related products have been delivered and extended warranty agreements. Revenue related to undelivered training and other services is deferred until such time as those services are complete, which is typically within 30 days of the related products being delivered to the customer’s location. Revenue and direct acquisition costs related to undelivered extended warranty agreements are deferred and recognized ratably over the service period, which is between one and four years. Deferred revenue for extended warranty agreements is based on the price charged when the service is sold separately.

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

Refer to Note 1 of our financial statements regarding changes to the current revenue recognition rules that we are required to adopt in the first quarter of 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity issues of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

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

Stock-based compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded for stock options that we grant requires us to develop estimates of the fair value as of the grant date. Calculating the fair value of stock option awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we completed our IPO in July 2014, we utilize the historical stock price volatility from a representative group of public companies, which includes the Company, to estimate expected stock price volatility. We selected companies from the medical device industry with market capitalizations that are similar to ours. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. We utilize a dividend yield of zero as we have no current intention to pay cash dividends. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December, 31
	2016	2015	2014
Volatility	61.5%	87.1%	104.3%
Expected term (years)	6.3	6.7	7.0
Risk-free interest rate	1.6%	1.8%	2.1%
Dividend yield	0.0%	0.0%	0.0%

Stock-based compensation expense is recognized ratably over the requisite service period, which is the vesting period of the award. We issue new shares of common stock upon exercise of stock options or vesting of restricted stock.

Stock-based compensation expense totaled $1,841,901, $1,220,118 and $724,063 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $1,582,798 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

We also grant restricted stock units to employees. The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant. As of December 31, 2016, we had $2,234,847 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on historical experience and employee class. The estimated forfeiture rate used to determine stock-based compensation expense was 1.0%, 1.4% and 3.0% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Percent of Revenue Years Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	18.9	18.5	21.7
Gross profit	81.1	81.5	78.3
Operating expenses:
General and administrative	27.1	24.6	30.8
Sales and marketing	16.2	14.9	21.1
Research and development	4.1	5.6	6.8
Total operating expenses	47.5	45.1	58.7
Income from operations	33.6	36.4	19.6
Other income (expense), net	0.1	0.4	(0.3)
Income before provision for income taxes	33.7	36.8	19.3
Provision for income taxes	11.5	13.0	6.2
Net income	22.2%	23.8%	13.1%

Comparison of the Years Ended December 31, 2016 and 2015

Revenue by Geographic Region

(In millions, except percent change)	Years Ended December, 31
	2016	2015	Change
United States	$28.9	$28.9	0.2%
International	3.6	2.7	31.2%
Total Revenue	$32.5	$31.6	2.9%

Revenue by Type

(In millions, except percent change)	Years Ended December, 31
	2016	2015	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$25.7	$26.4	(2.5)%
MRI Compatible Patient Vital Signs Monitoring Systems	0.1	—	NM
Total Devices Revenue	25.8	26.4	(2.2)%
Disposable IV Sets and Services	6.7	5.2	28.1%
Total Revenue	$32.5	$31.6	2.9%

Revenue increased approximately $0.9 million, or 2.9%, to $32.5 million for the year ended December 31, 2016, compared to $31.6 million for 2015. This increase was primarily attributable to a higher average selling price resulting from a favorable sales mix and higher sales of our disposable IV sets, partially offset by a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue and higher international sales as a percent of total revenue. During the year ended December 31, 2016, we recognized revenue on 837 MRI compatible IV infusion pumps compared to 956 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump systems during the year ended December 31, 2016 was approximately $30,500, compared to $27,500 for the same period in 2015.

Revenue from sales in the U.S. were consistent at approximately $28.9 million for the years ended December 31, 2016 and 2015. Revenue from sales internationally increased approximately $0.9 million, or 31.2%, to $3.6 million for the year ended December 31, 2016, from $2.7 million for the same period in 2015. International revenue for the year ended December 31, 2016 included approximately $0.1 million in sales of our MRI compatible patient vital signs monitoring system. Domestic sales accounted for 89% of total revenue in 2016, compared to 91% in 2015.

Revenue from sales of devices decreased approximately $(0.6) million, or (2.2%), to $25.8 million for the year ended December 31, 2016, from $26.4 million for the same period in 2015. Revenue from devices for the year ended December 31, 2016 included approximately $0.1 million in sales of our MRI compatible patient vital signs monitoring system.

Revenue from sales of our disposable IV sets and services increased approximately $1.5 million, or 28.1%, to $6.7 million for the year ended December 31, 2016, from $5.2 million for the same period in 2015. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

(In millions, except gross profit percentage)	Years Ended December, 31
	2016	2015
Revenue	$32.5	$31.6
Cost of revenue	6.2	5.8
Gross profit	$26.3	$25.8
Gross profit percentage	81.1%	81.5%

Cost of revenue increased approximately $0.4 million, or 5.4%, to $6.2 million for the year ended December 31, 2016, from $5.8 million for the same period in 2015. Gross profit increased approximately $0.5 million, or 2.3%, to $26.3 million for the year ended December 31, 2016 from $25.8 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the year ended December 31, 2016, compared to the same period in 2015. Gross profit margin was 81.1% and 81.5% for the years ended December 31, 2016 and 2015, respectively. This is the result of unfavorable inventory adjustments due to lower production output and higher international sales as a percent of total revenue, partially offset by favorable sales mix.

Operating Expenses

(In millions, except percentage of revenue)	Years Ended December, 31
	2016	2015
General and administrative	$8.8	$7.8
Percentage of revenue	27.1%	24.6%
Sales and marketing	$5.3	$4.7
Percentage of revenue	16.2%	14.9%
Research and development	$1.3	$1.8
Percentage of revenue	4.1%	5.6%

General and Administrative

General and administrative expense increased approximately $1.0 million, or 13.2%, to $8.8 million for the year ended December 31, 2016, from $7.8 million for the same period last year. This increase is primarily due to higher stock compensation expense, payroll and employee benefits resulting from higher headcount, corporate franchise taxes, consulting services expense and GPO administration fee expense resulting from higher sales, partially offset by lower medical device excise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.6 million, or 12.2%, to $5.3 million for the year ended December 31, 2016, from $4.7 million for the same period in 2015. This is primarily the result of higher salary and travel expenses resulting from the increased size of our sales team.

Research and Development

Research and development expense decreased approximately $(0.5) million, or (23.6%), to $1.3 million for the year ended December 31, 2016, from $1.8 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense.  This was partially offset by higher prototype expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $33,000 and $121,000 for the years ended December 31, 2016 and 2015, respectively.  This decrease is primarily the result of higher realized losses on the maturities of investments during the year ended December 31, 2016 compared to the same period in 2015.

Income Taxes

We recorded income tax expense of approximately $3.7 million and $4.1 million for the years ended December 31, 2016 and 2015, respectively. The lower income tax expense for the year ended December 31, 2016 is due to lower income before provision for income taxes and a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the year ended December 31, 2016 was 34.1% compared to 35.3% for the same period in 2015. The decrease in our effective tax rate is primarily the result of higher deductions related to stock compensation and domestic production activities, partially offset by higher U.S. state tax expense.

Comparison of the Years Ended December 31, 2015 and 2014

Revenue by Geographic Region

	Years Ended December, 31
(In millions, except percent change)	2015	2014	Change
United States	$28.9	$11.4	154.1%
International	2.7	4.3	(36.2)%
Total Revenue	$31.6	$15.7	101.8%

Revenue by Type

	Years Ended December, 31
(In millions, except percent change)	2015	2014	Change
MRI Compatible IV Infusion Pump Systems	$26.4	$12.8	105.7%
Disposable IV Sets and Services	5.2	2.9	84.5%
Total Revenue	$31.6	$15.7	101.8%

Revenue increased approximately $15.9 million, or 102%, to $31.6 million for the year ended December 31, 2015, compared to $15.7 million for 2014. This increase was primarily attributable to an increase in the number of our MRI compatible IV infusion pump systems sold during 2015 compared to 2014, higher sales of our disposable IV sets and a higher average selling price resulting from higher domestic sales as a percent of total revenue. During the year ended December 31, 2015, we recognized revenue on 956 MRI compatible IV infusion pumps compared to 536 pumps for the same period in 2014. The average selling price of our MRI compatible IV infusion pump systems during the year ended December 31, 2015 was approximately $27,500, compared to $23,800 for the same period in 2014.

Revenue from sales in the U.S. increased approximately $17.5 million, or 154%, to $28.9 million for the year ended December 31, 2015, from $11.4 million for the same period in 2014. Revenue from sales internationally decreased approximately $(1.6) million, or (36%), to $2.7 million for the year ended December 31, 2015, from $4.3 million for the same period in 2014. Domestic sales accounted for 91% of total revenue in 2015, compared to 73% in 2014 as we focused on fulfilling orders from our domestic customers during 2015.

Revenue from sales of devices increased approximately $13.6 million, or 106%, to $26.4 million for the year ended December 31, 2015, from $12.8 million for the same period in 2014. Revenue from sales of our disposable IV sets and services increased approximately $2.3 million, or 85%, to $5.2 million for the year ended December 31, 2015, from $2.9 million for the same period in 2014.

Cost of Revenue and Gross Profit

	Years Ended December, 31
(In millions, except percent change)	2015	2014
Revenue	$31.6	$15.7
Cost of revenue	5.8	3.4
Gross profit	$25.8	$12.3
Gross profit percentage	81.5%	78.3%

Cost of revenue increased approximately $2.4 million, or 72%, to $5.8 million for year ended December 31, 2015, from $3.4 million for the same period in 2014. Gross profit increased approximately $13.5 million, or 110%, to $25.8 million for the year ended December 31, 2015 from $12.3 million for the same period in 2014. Gross profit margin increased to 81.5% for the year ended December 31, 2015, from 78.3% for the same period in 2014 primarily due to higher domestic sales as a percent of total revenue and sales leverage, partially offset by unfavorable overhead changes.

Operating Expenses

	Years Ended December, 31
(In millions, except percentage of revenue)	2015	2014
General and administrative	$7.8	$4.8
Percentage of revenue	24.6%	30.8%
Sales and marketing	$4.7	$3.3
Percentage of revenue	14.9%	21.1%
Research and development	$1.8	$1.1
Percentage of revenue	5.6%	6.8%

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

Other Income (Expense), Net

We reported other income of approximately $121,000 for the year ended December 31, 2015, compared to other expense of approximately $(49,000) for the same period last year. For the year ended December 31, 2015, we reported approximately $149,000 of interest income and approximately $24,000 of foreign currency losses. For the year ended December 31, 2014, we reported approximately $57,000 of foreign currency losses and approximately $7,000 of gains on the sale of investments.

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

As of December 31, 2016, we had cash and cash equivalents and investments of $25.7 million, stockholders’ equity of $31.9 million, and working capital of $30.5 million compared to cash and cash equivalents and investments of $27.0 million, stockholders’ equity of $31.9 million, and working capital of $31.1 million as of December 31, 2015.

In our early stages, our principal stockholder and Chief Executive Officer provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. In March 2014, we repaid with cash the outstanding balance of the officer note payable. We do not expect to continue to borrow funds from this principal stockholder in the future.

	For the Years Ended December, 31
(In millions)	2016	2015	2014
Net cash provided by operating activities	$9.4	$7.6	$2.6
Net cash used in investing activities	$(1.9)	$(0.1)	$(8.3)
Net cash (used in) provided by financing activities	$(9.1)	$2.3	$12.7

Comparison of 2016, 2015 and 2014

Operating Activities

For the year ended December 31, 2016, cash provided by operations increased $1.8 million to $9.4 million, compared to $7.6 million in 2015. This increase is the result of higher cash inflows related to accounts receivable, deferred revenue, lower excess tax benefits for the exercise of stock options, stock compensation expense, partially offset by net cash outflows for inventory, accrued income taxes, deferred taxes and lower net income. The sum of our net income and certain non-cash expense items, such as stock compensation expense, depreciation and amortization was $9.3 million in 2016, compared to $9.0 million in 2015. For the year ended December 31, 2015, cash provided by operations increased $5.0 million to $7.6 million, compared to $2.6 million in 2014. This increase is the result of higher net income and higher cash inflows related to inventory, accrued income taxes, deferred revenue and the add back of non-cash items such as stock compensation, depreciation, amortization and the impairment of intangible assets. These increases were partially offset by higher cash outflows related to accounts receivable and accrued payroll and benefits. The sum of our net income and certain non-cash expense items, such as stock compensation, depreciation, amortization and impairment of intangible assets was $9.0 million in 2015, compared to $2.9 million in 2014.

Investing Activities

For the year ended December 31, 2016, cash used in investing activities was $1.9 million, compared to $0.1 million in 2015. During 2016, we used $5.0 million to purchase corporate debt securities, $0.8 million to purchase property and equipment, and capitalized $0.7 million associated with internally developed software projects. These cash outflows were partially offset by $4.6 million in maturities of investments. For the year ended December 31, 2015, cash used in investing activities was $0.1 million, compared to $8.3 million in 2014. During 2015, we used $0.3 million to purchase property and equipment, which was partially offset by the proceeds received from the maturities of investments. During 2014, we used $8.0 million to purchase corporate debt securities and $0.6 million to purchase property and equipment and were partially offset by $0.3 million cash inflow related to the sale of certain investments.

Financing Activities

For the year ended December 31, 2016, cash used in financing activities was $9.1 million and primarily related to the purchase of approximately $10.0 million of treasury stock, partially offset by income tax benefits and cash received for the exercise of stock options. For the year ended December 31, 2015, cash provided by financing activities was $2.3 million and relates to the exercise of stock options by employees and the related tax benefits. During 2014, cash provided by financing activities was $12.7 million primarily resulting from our IPO. Net proceeds from our IPO were $12.4 million.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentration existed as of December 31, 2016 or 2015.

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

We believe our sources of liquidity, including cash flow from operations, existing cash, investments, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposable IV tubing sets and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2016:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$3,683,481	$3,399,594	$283,887	$—	$—
Operating lease obligations	950,740	394,081	556,659	—	—
Total	$4,634,221	$3,793,675	$840,546	$—	$—

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. The table above does not include obligations under employment agreements for services rendered in the ordinary course of business.

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the U.S. and sell those products into more than 49 countries throughout the world. We also purchase certain components for our products from foreign vendors. Most of our sale and purchase transactions are denominated in the U.S. Dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates relative to the U.S. Dollar or weak economic conditions in foreign markets. In addition, changes in exchange rates may also affect the end-user prices of our products compared to those of our competitors, who may be selling their products in local currencies, making our products less competitive in some countries.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2016.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in low rates of returns on our cash, a 100 basis point change in market interest rates would not result in a material change in interest income earned on our cash held in interest bearing accounts.

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2016, our corporate bonds consisted of the following:

		Expected Maturity Dates
	Fair Value	2017	2018	2019	2020	2021
Corporate bonds:
U.S. corporations	$6,762,608	$2,255,564	$1,730,743	$2,169,403	$222,714	$384,184
International corporations	1,202,913	239,885	963,028	—	—	—
Total	$7,965,521	$2,495,449	$2,693,771	$2,169,403	$222,714	$384,184

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2016, we expect the corresponding change in fair value of our investments would be approximately $123,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2016. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2016. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June 30,	March 31,	December	September	June 30,	March 30,
	31, 2016	30, 2016	2016	2016	31, 2015	30, 2015	2015	2015
Revenue	$5,990,273	$7,673,217	$9,868,905	$8,964,153	$8,799,256	$8,193,616	$7,609,143	$6,991,705
Cost of revenue	1,304,088	1,405,884	1,739,067	1,705,797	1,499,978	1,590,222	1,422,027	1,328,180
Gross profit	4,686,185	6,267,333	8,129,838	7,258,356	7,299,278	6,603,394	6,187,116	5,663,525
Operating expenses:
General and administrative	1,577,849	1,869,927	3,088,205	2,259,722	2,140,811	1,675,784	1,985,269	1,968,017
Sales and marketing	1,238,900	1,346,742	1,409,758	1,283,048	1,306,396	1,206,203	1,104,682	1,088,696
Research and development	364,215	457,134	291,822	234,336	499,996	518,562	403,447	342,301
Total operating expenses	3,180,964	3,673,803	4,789,785	3,777,106	3,947,203	3,400,549	3,493,398	3,399,014
Income from operations	1,505,221	2,593,530	3,340,053	3,481,250	3,352,075	3,202,845	2,693,718	2,264,511
Other income (expense), net	9,588	(4,017)	(4,669)	31,778	(36,274)	64,709	46,135	46,815
Income before provision for income taxes	1,514,809	2,589,513	3,335,384	3,513,028	3,315,801	3,267,554	2,739,853	2,311,326
Provision for income taxes	374,010	1,029,029	1,104,133	1,231,017	911,095	1,400,406	969,282	823,831
Net income	$1,140,799	$1,560,484	$2,231,251	$2,282,011	$2,404,706	$1,867,148	$1,770,571	$1,487,495
Net income per share:
Basic	$0.11	$0.15	$0.21	$0.21	$0.22	$0.17	$0.16	$0.14
Diluted	$0.10	$0.13	$0.19	$0.19	$0.19	$0.15	$0.15	$0.12
Weighted-average shares outstanding:
Basic	10,717,020	10,684,650	10,778,673	11,095,950	11,101,444	11,028,551	10,974,448	10,906,224
Diluted	11,724,448	11,867,997	11,966,289	12,326,108	12,656,735	12,382,531	12,107,707	11,977,959

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2016, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 10, 2017.

IRADIMED CORPORATION
(Registrant)

Dated: March 10, 2017	/s/ Roger Susi
By: Roger Susi
Chairman of the Board, Chief
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 10, 2017
Roger Susi

/s/ Chris Scott	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 10, 2017
Chris Scott

/s/ Monty Allen	Director	March 10, 2017
Monty Allen

/s/ Anthony Vuoto	Director	March 10, 2017
Anthony Vuoto

/s/ Jonathan Kennedy	Director	March 10, 2017
Jonathan Kennedy

EXHIBIT INDEX

Exhibit No.		Description
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

10.1	+

iRadimed Corporation 2005 Incentive Stock Plan adopted February 1, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.2	+

Form of Stock Option Agreement for iRadimed Corp. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.3	+	Iradimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.4	+

Form of Stock Option Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.5	+

Form of Restricted Stock Award Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.6	+

Form of Restricted Stock Award Agreement for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.7	+

Form of Restricted Stock Unit Agreement (Time-Vesting) for iRadimed Corporation 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-198971), filed on September 26, 2014).

10.8	+

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

10.12	+

Employment Agreement between the Registrant and Christopher K. Scott dated December 16, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

Exhibit No.		Description
10.13	+

Employment Agreement between the Registrant and Roger Susi dated April 14, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.14	+

Employment Agreement between the Registrant and Brent Johnson dated December 7, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.15	†	Supply Agreement between dated January 26, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page)

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extensions Schema Document

101.CAL		XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
†

Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

IRADIMED CORPORATION FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IRADIMED CORPORATION

We have audited the accompanying balance sheets of IRADIMED CORPORATION as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRADIMED CORPORATION as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Orlando, Florida

March10, 2017

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$17,713,871	$19,368,114
Accounts receivable, net	3,775,699	3,863,632
Investments	7,965,521	7,602,204
Inventory, net	3,886,590	2,383,158
Prepaid expenses and other current assets	362,900	320,529
Prepaid income taxes	151,820	273,968
Deferred income taxes	311,871	141,446
Total current assets	34,168,272	33,953,051
Property and equipment, net	1,456,149	905,622
Intangible assets, net	918,712	193,243
Deferred income taxes	477,531	88,398
Other assets	173,820	103,893
Total assets	$37,194,484	$35,244,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,120,830	$1,005,460
Accrued payroll and benefits	1,035,266	1,288,248
Other accrued taxes	119,094	30,687
Warranty reserve	40,905	34,081
Deferred revenue	1,033,146	529,867
Other current liability	120,634	—
Accrued income taxes	192,006	—
Total current liabilities	3,661,881	2,888,343
Deferred revenue	1,643,478	422,839
Total liabilities	5,305,359	3,311,182
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,722,675 shares issued and outstanding as of December 31, 2016 and 11,175,125 shares issued and outstanding as of December 31, 2015	1,072	1,118
Additional paid-in capital	12,055,188	19,332,023
Retained earnings	19,869,714	12,655,169
Accumulated other comprehensive loss	(36,849)	(55,285)
Total stockholders’ equity	31,889,125	31,933,025
Total liabilities and stockholders’ equity	$37,194,484	$35,244,207

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2016	2015	2014
Revenue	$32,496,548	$31,593,720	$15,653,057
Cost of revenue	6,154,836	5,840,407	3,404,400
Gross profit	26,341,712	25,753,313	12,248,657
Operating expenses:
General and administrative	8,795,703	7,769,881	4,816,973
Sales and marketing	5,278,448	4,705,977	3,297,120
Research and development	1,347,507	1,764,306	1,068,674
Total operating expenses	15,421,658	14,240,164	9,182,767
Income from operations	10,920,054	11,513,149	3,065,890
Other income (expense), net	32,680	121,385	(48,549)
Income before provision for income taxes	10,952,734	11,634,534	3,017,341
Provision for income taxes	3,738,189	4,104,614	966,975
Net income	$7,214,545	$7,529,920	$2,050,366
Net income per share:
Basic	$0.67	$0.68	$0.23
Diluted	$0.60	$0.60	$0.20
Weighted-average shares outstanding:
Basic	10,818,427	11,003,272	8,743,461
Diluted	11,989,681	12,556,887	10,219,143

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December, 31
	2016	2015	2014
Net income	$7,214,545	$7,529,920	$2,050,366
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax benefit of $19,406, $23,500 and $10,659 respectively	(34,764)	(36,053)	(17,641)
Realized loss (gain) on available-for-sale securities reclassified to net income, net of tax (benefit) expense of $(30,757), $(1,334) and $2,560 respectively	53,200	2,241	(4,756)
Other comprehensive gain (loss)	18,436	(33,812)	(22,397)
Comprehensive income	$7,232,981	$7,496,108	$2,027,969

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
Balances, December 31, 2013	$140	$700	$2,346,137	$3,074,883	$—	$924	$5,422,784
Net income	—	—	—	2,050,366	—	—	2,050,366
Other comprehensive loss	—	—	—	—	—	(22,397)	(22,397)
Stock-based compensation	—	—	724,063	—	—	—	724,063
Tax benefits credited to equity	—	—	165,228	—	—	—	165,228
Exercise of stock options	—	10	104,990	—	—	—	105,000
Issuance of common stock pursuant to initial public offering	—	232	14,489,768	—	—	—	14,490,000
Common stock issuance costs and underwriter fees	—	—	(2,044,348)	—	—	—	(2,044,348)
Conversion of preferred stock	(140)	140	—	—	—	—	—
Balances, December 31, 2014	$—	$1,082	$15,785,838	$5,125,249	$—	$(21,473)	$20,890,696

Net income	—	—	—	7,529,920	—	—	7,529,920
Other comprehensive loss	—	—	—	—	—	(33,812)	(33,812)
Stock-based compensation	—	—	1,220,118	—	—	—	1,220,118
Tax benefits credited to equity	—	—	1,728,595	—	—	—	1,728,595
Exercise of stock options and warrants	—	36	597,472	—	—	—	597,508
Balances, December 31, 2015	$—	$1,118	$19,332,023	$12,655,169	$—	$(55,285)	$31,933,025

Net income	—	—	—	7,214,545	—	—	7,214,545
Other comprehensive income	—	—	—	—	—	18,436	18,436
Stock-based compensation	—	—	1,841,901	—	—	—	1,841,901
Tax benefits credited to equity	—	—	603,553	—	—	—	603,553
Exercise of stock options and warrants	—	11	247,122	—	—	—	247,133
Purchases of treasury stock	—	—	—	—	(9,969,468)	—	(9,969,468)
Retirement of treasury stock	—	(57)	(9,969,411)	—	9,969,468	—	—
Balances, December 31, 2016	$—	$1,072	$12,055,188	$19,869,714	$—	$(36,849)	$31,889,125

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December, 31
	2016	2015	2014
Operating activities:
Net income	$7,214,545	$7,529,920	$2,050,366
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (benefit)	12,636	3,553	(108,852)
Provision for excess and obsolete inventory	94,186	51,089	62,069
Depreciation and amortization	248,299	223,942	149,056
Excess tax benefit on the exercise of stock options	(603,553)	(1,728,595)	(165,228)
Stock-based compensation	1,841,901	1,220,118	724,063
Impairment of intangible assets	—	55,433	—
Loss (gain) on sale or maturity of investments	83,957	3,575	(7,316)
Changes in operating assets and liabilities:
Accounts receivable	75,297	(1,906,971)	130,721
Inventory	(1,483,361)	(308,409)	(847,576)
Prepaid expenses and other current assets	4,937	(31,977)	(154,912)
Other assets	(117,235)	(113,959)	(15,433)
Deferred income taxes	(570,910)	(16,116)	(167,305)
Accounts payable	1,113	376,293	201,693
Accrued payroll and benefits	(252,982)	43,350	589,536
Other accrued taxes	88,407	(35,103)	(14,997)
Warranty reserve	6,824	6,156	15,923
Deferred revenue	1,723,918	501,463	186,172
Other current liability	120,634	—	—
Accrued income taxes, net of prepaid income taxes	917,707	1,775,568	(48,188)
Other	—	—	5,928
Net cash provided by operating activities	9,406,320	7,649,330	2,585,720
Investing activities:
Purchases of investments	(4,992,626)	—	(7,951,497)
Proceeds from maturity of investments	4,575,140	253,370	255,109
Purchases of property and equipment	(780,809)	(298,723)	(583,977)
Capitalized intangible assets	(743,486)	(16,116)	(22,311)
Net cash used in investing activities	(1,941,781)	(61,469)	(8,302,676)
Financing activities:
Proceeds from stock option and warrant exercises	247,133	597,508	105,000
Income tax benefits credited to equity	603,553	1,728,595	165,228
Purchases of treasury stock	(9,969,468)	—	—
Repayment of officer note payable	—	—	(6,333)
Proceeds from the issuance of common stock pursuant to initial public offering	—	—	14,490,000
Payment of initial public offering costs	—	—	(2,044,348)
Net cash (used in) provided by financing activities	(9,118,782)	2,326,103	12,709,547
Net (decrease) increase in cash and cash equivalents	(1,654,243)	9,913,964	6,992,591
Cash and cash equivalents, beginning of year	19,368,114	9,454,150	2,461,559
Cash and cash equivalents, end of year	$17,713,871	$19,368,114	$9,454,150

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,392,722	$2,702,000	$1,182,430

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014. We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and a MRI compatible patient vital signs monitoring system and related accessories and services.

Today, we are the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

Our 3880 MRI compatible patient vital signs monitoring system (“3880 Monitor”) has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore. Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Other MRI compatiable patient vital signs monitors are large and heavy, creating workflow issues for users. The features of the IRADIMED 3880 Monitor include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The 3880 Monitor has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. See Note 14. We continue to work with FDA to close out the Warning Letter, however, as of December 31, 2016, the Warning Letter remains open.

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

Associated with our IPO, we issued the underwriters warrants to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the warrants was $611,000. The warrants are exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The warrants are exercisable at a per share price equal to $8.13 per share, or 130% of the public offering price per share of our common stock in the IPO. The exercise price and number of warrant shares may be adjusted upon (1) voluntarily at our discretion, or (2) if we undertake a stock split, stock dividend, recapitalization or reorganization of our common stock into a lesser / greater number of shares, the warrant exercise price will be proportionately reduced / increased and the number of warrant shares will be proportionately increased / decreased. The warrants may only be settled through the issuance of our common stock in exchange for cash. As of December 31, 2016, warrants to purchase 20,000 shares of our common stock were exercised. We have classified the warrants as equity and incremental direct costs associated with our IPO. Accordingly, the issuance of the warrants does not impact our financial statements.

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

Under the revenue recognition rules for tangible products, we allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if 1) the delivered item has value to the customer on a stand-alone basis, and 2) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) training and other services, and (iii) extended warranty agreements.

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

For products shipped under FOB shipping point terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include training and other services that are performed after the related products have been delivered and extended warranty agreements. Revenue related to undelivered training and other services is deferred until such time as those services are complete, which is typically within 30 days of the related products being delivered to the customer’s location. Revenue and direct acquisition costs related to undelivered extended warranty agreements are deferred and recognized ratably over the service period, which is between one and four years. Deferred revenue for extended warranty agreements is based on the price charged when the service is sold separately.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $44,308 and $31,672, respectively.

Investments

Our investments consist of corporate debt securities and are considered available-for-sale. The specific identification method is used to determine the cost basis of investments sold. Our investments are recorded in our balance sheets at fair value. We classify our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments are included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses are recorded in other income (expense), net and impairment losses that are determined to be other-than-temporary are recorded in investment impairment losses in our Statements of Operations.

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

Advertising and Marketing

For the years ended December 31, 2016, 2015 and 2014, these costs were $136,170, $66,722 and $65,369, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Medical Device Excise Taxes

Prior to January 1, 2016, we were subject to the Medical Device Excise Tax applicable to sales of listed medical devices under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA required us to pay 2.3% of the taxable sales value of devices sold. Qualifying sales were recorded on a gross basis. For the years ended December 31, 2015 and 2014, we recorded medical device excise taxes of $364,870 and $200,496, respectively. Medical device excise taxes are included as a component of general and administrative expense. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016.

Stock-Based Compensation

We have granted two types of employee equity awards, stock options and restricted stock units.

We recognize stock-based compensation expense associated with employee equity awards on a straight-line basis over the requisite service period for the entire award, which is generally four years for employees and two years for the board of directors.

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

The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant.

We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units.

Forfeitures of employee equity awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those stock-based awards that are expected to vest.

The cash flow resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for our employee equity awards (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our statements of cash flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

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

Foreign Currency

Gains and losses from transactions denominated in currencies other than our functional currency are included in other income (expense), net. For the years ended December 31, 2016, 2015 and 2014, net foreign currency transaction losses were $7,734, $23,999 and $56,969, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar and the Japanese Yen.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. generally accepted accounting principles. Comprehensive income includes unrealized gains and losses on our investments classified as available for sale.

Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As discussed further in Note 15, the effect of our 1.75:1 stock split and recapitalization is reflected in the number of outstanding shares and per share information in the table below. The Underwriters’ warrants, stock options and restricted stock units granted by us and preferred stock represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2016	2015	2014
Net income	$7,214,545	$7,529,920	$2,050,366
Weighted-average shares outstanding — Basic	10,818,427	11,003,272	8,743,461
Effect of dilutive securities:
Underwriters’ warrants	94,169	123,144	—
Stock options	1,074,804	1,430,471	723,902
Restricted stock units	2,281	—	—
Preferred stock	—	—	751,780
Weighted-average shares outstanding — Diluted	11,989,681	12,556,887	10,219,143
Basic net income per share	$0.67	$0.68	$0.23
Diluted net income per share	$0.60	$0.60	$0.20

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2016	2015	2014
Anti-dilutive stock options and restricted stock units	100,338	27,553	129,340

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of December 31, 2014, two international customers accounted for approximately 35% of gross accounts receivable. No such concentrations existed as of December 31, 2016 or 2015.

We have deposited our cash and cash equivalents with various financial institutions. Our cash and cash equivalents balances exceed federally insured limits throughout the year. We have not incurred any losses related to these balances.

Our products require clearance from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

Certain key components of our products essential to their functionality are sole-sourced. Any disruption in the availability of these components would have a materially adverse impact on our business, results of operations and financial condition.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. The five-step model includes: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction’s price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing (ASU 2016-10), which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in Topic 606 on its consolidated financial statements and anticipates, among other things, The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company’s preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next nine months and to adopt the guidance when it becomes effective for the Company on January 1, 2018.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments in this update require that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured at first-in, first-out (FIFO) or average cost. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. The amendments in this update should be applied prospectively. We do not expect the adoption of this guidance will have a material impact upon our financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2017. We do not expect the adoption of this guidance will have a material impact upon our Balance Sheets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by all leases not considered short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying assets under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. The accounting by lessors will remain largely unchanged from current U.S. GAAP. This update is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2019. Early adoption is permitted. We are evaluating this guidance and have not yet determined the effect it will have on our our financial condition and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of excess tax benefits on the statement of cash flows, classification of awards as either equity or liabilities and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. Upon adoption, we will recognize all excess tax benefits and tax deficiencies from share-based payment awards as income tax expense in the Statements of Operations (currently, excess tax benefits are recognized in additional paid-in capital on the Balance Sheets). We will also classify excess tax benefits from the exercise of stock options and vesting of restricted stock units as an operating activity on the Statements of Cash Flows (currently, income tax benefits from the exercise of stock options and vesting of restricted stock units are classified as a financing activity). Additionally, upon adoption, we will account for forfeitures as incurred.

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

2 — Inventory

Inventory consists of:

	As of December 31,
	2016	2015
Raw materials	$3,241,642	$2,025,674
Work in process	135,626	184,478
Finished goods	716,666	286,164
Inventory before allowance for excess and obsolete	4,093,934	2,496,316
Allowance for excess and obsolete	(207,344)	(113,158)
Total	$3,886,590	$2,383,158

3 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2016	2015
Computer software and hardware	$462,352	$404,950
Furniture and fixtures	358,587	267,643
Leasehold improvements	191,139	191,139
Machinery and equipment	1,064,957	963,897
Tooling in-process	578,098	46,695
	2,655,133	1,874,324
Accumulated depreciation	(1,198,984)	(968,702)
Total	$1,456,149	$905,622

Depreciation and amortization expense of property and equipment was $230,282, $187,936 and $110,557 in the years ended December 31, 2016, 2015 and 2014, respectively.

4 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2016	2015
Patents — in use	$168,383	$168,383
Patents — in process	67,071	47,474
Internally developed software — in use	148,967	148,967
Internally developed software — in process	718,602	—
Trademarks	23,017	17,730
	1,126,040	382,554
Accumulated amortization	(207,328)	(189,311)
Total	$918,712	$193,243

Amortization expense of intangible assets was $18,017, $36,006 and $38,499 in the years ended December 31, 2016, 2015 and 2014, respectively. During 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included in general and administrative expense in our Statements of Operations.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in process intangible assets):

2017	$10,538
2018	$10,538
2019	$10,538
2020	$10,538
2021	$10,538

5 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,814,295	$385	$52,072	$6,762,608
International corporations	1,211,645	2,241	10,973	1,202,913
Total	$8,025,940	$2,626	$63,045	$7,965,521

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,176,341	$—	$68,381	$6,107,960
International corporations	1,515,200	—	20,956	1,494,244
Total	$7,691,541	$—	$89,337	$7,602,204

As of December 31, 2016, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$2,503,313	$2,495,449
1 to 3 years	4,901,553	4,863,174
3 to 5 years	621,074	606,898
Total	$8,025,940	$7,965,521

6 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,762,608	$—	$6,762,608	$—
International corporations	1,202,913	—	1,202,913	—
Total	$7,965,521	$—	$7,965,521	$—

	Fair Value at December 31, 2015
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,107,960	$—	$6,107,960	$—
International corporations	1,494,244	—	1,494,244	—
Total	$7,602,204	$—	$7,602,204	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2016 or 2015.

7 — Deferred Revenue

Deferred revenue consists of:

	As of December 31,
	2016	2015
Advance payments from customers	$21,795	$16,192
Training and other services	4,676	22,736
Shipments in-transit	182,792	312,568
Extended warranty agreements	2,467,361	601,210
Total	2,676,624	952,706
Less current portion	(1,033,146)	(529,867)
Total non-current portion	$1,643,478	$422,839

8 — Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balances at December 31, 2013	$924
Losses, net	(17,641)
Reclassification realized in net earnings	(4,756)
Balances at December 31, 2014	$(21,473)
Losses, net	(36,053)
Reclassification realized in net earnings	2,241
Balances at December 31, 2015	$(55,285)
Losses, net	(34,764)
Reclassification realized in net earnings	53,200
Balances at December 31, 2016	$(36,849)

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. As of December 31, 2016, there were 609,854 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	As of December, 31
	2016	2015	2014
Cost of revenue	$147,400	$77,771	$6,529
General and administrative	1,144,207	541,876	266,167
Sales and marketing	493,362	555,478	415,021
Research and development	56,932	44,993	36,346
Total stock-based compensation expense	$1,841,901	$1,220,118	$724,063

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2016:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,629,342	$2.58	7.2	$41,474,962

Options granted	24,000	21.78
Options exercised	(111,763)	1.85
Options cancelled	(59,375)	8.60
Outstanding end of period	1,482,204	$2.70	6.3	$12,788,462
Exercisable	1,200,199	$1.85	6.0	$11,151,738

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $12.64, $11.75 and $6.47, respectively. The estimated forfeiture rate used to determine stock-based compensation expense was 1.0%, 1.4% and 3.0% for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, we had $1,582,798 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. The total grant date fair value of stock options that vested during the year ended December 31, 2016 was $1,300,021. The total intrinsic value of options exercised during the year ended December 31, 2016, 2015 and 2014 was $2,112,426, $6,954,526 and $588,088, respectively.

The fair value of our stock option grants was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December, 31
	2016	2015	2014
Volatility	61.5%	87.1%	104.3%
Expected term (years)	6.3	6.7	7.0
Risk-free interest rate	1.6%	1.8%	2.1%
Dividend yield	0.0%	0.0%	0.0%

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

•                              The market performance of comparable, publicly traded companies; and

•                              The overall economic and industry conditions and outlook.

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2016:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	—	$—
Granted	163,784	$17.30
Vested	—	$—
Cancelled	(4,138)	$26.33
Unvested at December 31, 2016	159,646	$17.07

As of December 31, 2016, we had $2,234,847 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.

10 — Other Income (Expense), Net

Other income (expense), net consists of:

	As of December 31,
	2016	2015	2014
Interest income	$126,419	$148,907	$5,701
Realized (loss) gain on sale or maturities of investments	(83,957)	(3,575)	7,316
Foreign currency exchange losses	(7,734)	(23,999)	(56,969)
Other	(2,048)	52	(4,597)
Total other income (expense), net	$32,680	$121,385	$(48,549)

11 — Income Taxes

The components of the provision for income taxes are as follows:

	As of December 31,
	2016	2015	2014
Current taxes:
U.S. federal	$3,674,645	$3,874,171	$1,022,098
State	634,453	245,204	112,144
Total current tax expense	4,309,098	4,119,375	1,134,242
Deferred taxes:
U.S. federal	(509,404)	(13,171)	(149,247)
State	(61,505)	(1,590)	(18,020)
Total deferred tax benefit	(570,909)	(14,761)	(167,267)
Provision for income taxes	$3,738,189	$4,104,614	$966,975

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Current deferred tax assets:
Reserves and allowances	$205,050	$162,947
Deferred revenue	170,970	42,648
Total current deferred tax assets	$376,020	$205,595
Noncurrent deferred tax assets:
Stock compensation	$1,114,007	$427,133
Other	24,160	35,511
Total noncurrent deferred tax assets	$1,138,167	$462,644

Deferred tax liabilities:
Current deferred tax liabilities:
Reserves and allowances	$64,149	$64,149
Total current deferred tax liabilities	$64,149	$64,149
Noncurrent deferred tax liabilities:
Depreciation and amortization	$660,636	$374,246
Total noncurrent deferred tax liabilities	$660,636	$374,246

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.2	1.8	2.0
Stock compensation expense	(0.3)	2.9	0.3
Domestic production activities deduction	(2.9)	(1.8)	(2.1)
Research and development credits	(1.0)	(1.1)	(1.8)
Permanent items	0.1	(0.5)	(0.4)
Effective rate	34.1%	35.3%	32.0%

As of December 31, 2016 and December 31, 2015, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal taxes for 2013 and subsequent years and various State income taxes for 2012 and subsequent years.

12 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $259,731, $221,903 and $162,581, respectively, for the years ended December 31, 2016, 2015 and 2014. Employer contributions vest immediately.

13 — Segment, Customer and Geographic Information

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible medical devices, related accessories and services for use by hospitals and acute care facilities during MRI procedures.

In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

Revenue information by geographic region is as follows:

	As of December 31,
	2016	2015	2014
United States	$28,902,911	$28,854,911	$11,357,705
International	3,593,637	2,738,809	4,295,352
Total revenue	$32,496,548	$31,593,720	$15,653,057

Revenue information by type is as follows:

	As of December 31,
	2016	2015	2014
Devices:
MRI Compatible IV Infusion Pump Systems	$25,685,522	$26,353,235	$12,812,446
MRI Compatible Patient Vital Signs Monitoring Systems	99,750	—	—
Total Devices Revenue	25,785,272	26,353,235	12,812,446
Disposable IV Sets and Services	6,711,276	5,240,485	2,840,611
Total revenue	$32,496,548	$31,593,720	$15,653,057

Property and equipment, net information by geographic region is as follows:

	Years Ended December 31,
	2016	2015
United States	$1,112,382	$837,728
International	343,767	67,894
Total property and equipment, net	$1,456,149	$905,622

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

14 — Commitments and Contingencies

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

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $405,081, $400,807 and $284,210, respectively. Minimum lease payments for each of our operating leases are even throughout their respective lease term.

Future minimum lease payments under noncancelable operating leases as of December 31, 2016 are as follows:

Operating Leases
2017	$394,081
2018	393,417
2019	163,242
2020	—
2021	—
Thereafter	—
Total minimum lease payments	$950,740

Purchase commitments. We had various purchase orders for goods or services totaling approximately $3,683,481 at December 31, 2016. An insignificant amount related to these purchase orders has been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2016.

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

15 — Capital Stock

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

Liquidation. Liquidation preference of the Common Stock holders is junior to that of the Preferred Stock holders.

Redemption. The Common Stock is not redeemable.

The table below summarizes our common stock activity (shares):

Common stock outstanding at December 31, 2013	7,000,000
Issued pursuant to initial public offering	2,318,400
Conversion of preferred stock	1,400,000
Option exercises	96,250
Common stock outstanding at December 31, 2014	10,814,650
Option exercises	345,475
Warrant exercises	15,000
Common stock outstanding at December 31, 2015	11,175,125
Option exercises	111,763
Warrant exercises	5,000
Purchases and retirement of treasury stock	(569,213)
Common stock outstanding at December 31, 2016	10,722,675

On January 28, 2016 (the “Authorization Date”), our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock through January 28, 2017. Since the Authorization Date and through December 31, 2016, we used $9,969,468 to acquire 569,213 shares of our common stock.  Prior to December 31, 2016, we retired to treasury all of the repurchased shares.

16 — Officer Note Payable

In the early stages of the Company, our CEO provided funding for operations in the form of an unsecured interest-free note payable with no specified due date. In March 2014, prior to our IPO, we repaid with cash the outstanding balance of $6,333 on the note payable.