Form 10-Q
period 2017-03-31
IRADIMED CORP
filed 2017-05-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-36534

IRADIMED CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	73-1408526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number

1025 Willa Springs Drive
Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 10,749,895 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2017.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,456,641	$17,713,871
Accounts receivable, net of allowance for doubtful accounts of $35,775 as of March 31, 2017 and $44,308 as of December 31, 2016	3,737,117	3,775,699
Investments	7,788,741	7,965,521
Inventory, net	4,273,721	3,886,590
Prepaid expenses and other current assets	359,691	362,900
Prepaid income taxes	134,624	151,820
Total current assets	33,750,535	33,856,401
Property and equipment, net	1,633,080	1,456,149
Intangible assets, net	898,223	918,712
Deferred income taxes	964,129	789,402
Other assets	171,346	173,820
Total assets	$37,417,313	$37,194,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$859,114	$1,120,830
Accrued payroll and benefits	1,004,771	1,035,266
Other accrued taxes	119,595	119,094
Warranty reserve	64,074	40,905
Deferred revenue	1,075,608	1,033,146
Other current liability	120,634	120,634
Accrued income taxes	375,953	192,006
Total current liabilities	3,619,749	3,661,881
Deferred revenue	1,771,042	1,643,478
Total liabilities	5,390,791	5,305,359
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,749,895 shares issued and outstanding as of March 31, 2017 and 10,722,675 shares issued and outstanding as of December 31, 2016	1,075	1,072
Additional paid-in capital	12,434,675	12,055,188
Retained earnings	19,622,441	19,869,714
Accumulated other comprehensive loss	(31,669)	(36,849)
Total stockholders’ equity	32,026,522	31,889,125
Total liabilities and stockholders’ equity	$37,417,313	$37,194,484

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$5,162,560	$8,964,153
Cost of revenue	1,387,618	1,705,797
Gross profit	3,774,942	7,258,356
Operating expenses:
General and administrative	2,107,257	2,259,722
Sales and marketing	1,364,776	1,283,048
Research and development	541,290	234,336
Total operating expenses	4,013,323	3,777,106
(Loss) income from operations	(238,381)	3,481,250
Other income, net	29,524	31,778
(Loss) income before provision for income taxes	(208,857)	3,513,028
Provision for income tax expense	24,483	1,231,017
Net (loss) income	$(233,340)	$2,282,011
Net (loss) income per share:
Basic	$(0.02)	$0.21
Diluted	$(0.02)	$0.19
Weighted average shares outstanding:
Basic	10,740,979	11,095,950
Diluted	10,740,979	12,326,108

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net (loss) income	$(233,340)	$2,282,011
Other comprehensive income:
Change in fair value of available-for-sale securities, net of income tax expense of $110 and $6,058, respectively	2,124	9,838
Realized loss on available-for-sale securities reclassified to net income, net of income tax benefit of $2,043 and $2,620, respectively	3,056	4,256
Other comprehensive income	5,180	14,094
Comprehensive (loss) income	$(228,160)	$2,296,105

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net (loss) income	$(233,340)	$2,282,011
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	(8,533)	15,686
Provision for excess and obsolete inventory	(7,171)	74,946
Depreciation and amortization	84,069	60,914
Excess tax benefit on the exercise of stock options	—	(56,579)
Stock-based compensation	376,424	391,183
Loss on maturities of investments	5,099	7,026
Changes in operating assets and liabilities:
Accounts receivable	47,115	(796,987)
Inventory	(321,552)	(478,033)
Prepaid expenses and other current assets	2,018	(23,346)
Other assets	3,665	(4,384)
Deferred income taxes	(176,659)	(179,790)
Accounts payable	(320,124)	219,531
Accrued payroll and benefits	(30,495)	(413,037)
Other accrued taxes	501	(8,924)
Warranty reserve	23,169	457
Deferred revenue	170,026	94,673
Accrued income taxes, net of prepaid income taxes	201,143	1,246,506
Net cash (used in) provided by operating activities	(184,645)	2,431,853
Investing activities:
Purchases of investments	(1,321,257)	(728,336)
Proceeds from maturity of investments	1,500,050	300,000
Purchases of property and equipment	(240,400)	(199,338)
Capitalized intangible assets	(111)	(289,591)
Net cash used in investing activities	(61,718)	(917,265)
Financing activities:
Proceeds from stock option exercises	33,086	73,590
Taxes paid related to the net share settlement of equity awards	(43,953)	—
Income tax benefits credited to equity	—	56,579
Purchases of treasury stock	—	(5,505,439)
Net cash used in financing activities	(10,867)	(5,375,270)
Net decrease in cash and cash equivalents	(257,230)	(3,860,682)
Cash and cash equivalents, beginning of period	17,713,871	19,368,114
Cash and cash equivalents, end of period	$17,456,641	$15,507,432
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$164,300

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those described in Note 1 of our 10-K.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of March 31, 2017, the Warning Letter remains open.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments in this update require that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured at first-in, first-out (FIFO) or average cost. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance effective January 1, 2017 on a prospective basis. The adoption of this guidance did not impact our financial condition, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance effective January 1, 2017 on a retrospective basis. As a result of the adoption, $311,871 of deferred tax assets were reclassified from current to noncurrent assets, as of December 31, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of excess tax benefits on the statement of cash flows, classification of awards as either equity or liabilities and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. This update is effective for annual and interim periods beginning after December 15, 2016. We adopted this guidance effective January 1, 2017.

Beginning January 1, 2017, excess tax benefits and deficiencies are reflected in the Statement of Operations as a component of the provision for income tax expense, whereas they were previously recognized as additional paid-in capital on the Balance Sheet. Adoption of this guidance resulted in the recognition of $74,625 of net tax deficiencies in our provision for income tax expense, with the effect of increasing our income tax expense for the three months ended March 31, 2017.

Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the guidance now requires excess tax benefits and deficiencies be presented in the Statement of Cash Flows as an operating activity rather than as a financing activity, while the payment of withholding taxes on the net share settlement of equity awards be presented as a financing activity. The implementation of this guidance did not have a material impact on the Statement of Cash Flows for the three months ended March 31, 2017. Prior period amounts were not retrospectively adjusted.

Effective January 1, 2017, we elected to recognize forfeitures as they occur rather than continue to estimate forfeitures expected to occur. This change in accounting policy resulted in an immaterial cumulative-effect adjustment to retained earnings for the three months ended March 31, 2017.

The remaining updates required by this standard did not have a material impact to our interim unaudited condensed financial statements.

Recently Issued Accounting Pronouncements to be Implemented

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

2 — Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net (loss) income	$(233,340)	$2,282,011
Weighted-average shares outstanding — Basic	10,740,979	11,095,950
Effect of dilutive securities:
Underwriters’ warrants	—	107,333
Stock options	—	1,122,821
Restricted stock units	—	4
Weighted-average shares outstanding — Diluted	10,740,979	12,326,108
Basic net (loss) income per share	$(0.02)	$0.21
Diluted net (loss) income per share	$(0.02)	$0.19

Warrants and stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of March 31,
	2017	2016
	(unaudited)
Anti-dilutive warrants, stock options and restricted stock units	1,423,854	86,467

3 — Inventory

Inventory consists of:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$3,779,341	$3,241,642
Work in process	183,812	135,626
Finished goods	510,741	716,666
Inventory before allowance for excess and obsolete	4,473,894	4,093,934
Allowance for excess and obsolete	(200,173)	(207,344)
Total	$4,273,721	$3,886,590

4 — Property and Equipment

Property and equipment consist of:

	March 31, 2017	December 31, 2016
	(unaudited)
Computer software and hardware	$464,786	$462,352
Furniture and fixtures	374,495	358,587
Leasehold improvements	191,139	191,139
Machinery and equipment	1,084,058	1,064,957
Tooling in-process	781,055	578,098
	2,895,533	2,655,133
Accumulated depreciation	(1,262,453)	(1,198,984)
Total	$1,633,080	$1,456,149

Depreciation and amortization expense of property and equipment was $63,469 and $53,566 for the three months ended March 31, 2017 and 2016, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2017	December 31, 2016
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	67,182	67,071
Internally developed software — in use	867,569	148,967
Internally developed software — in process	—	718,602
Trademarks	23,017	23,017
	1,126,151	1,126,040
Accumulated amortization	(227,928)	(207,328)
Total	$898,223	$918,712

Amortization expense of intangible assets was $20,600 and $7,348 for the three months ended March 31, 2017 and 2016, respectively.

Expected annual amortization expense for the remaining portion of 2017 and the next five years related to intangible assets is as follows:

Nine months ending December 31, 2017	$61,798
2018	82,398
2019	82,398
2020	82,398
2021	82,398
2022	82,398

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cost of revenue	$50,561	$35,069
General and administrative	195,845	202,247
Sales and marketing	111,961	140,265
Research and development	18,057	13,602
Total	$376,424	$391,183

As of March 31, 2017 we had $1,288,422 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2017, we had $2,011,755 of unrecognized compensation cost related to unvested Restricted Stock Units (RSUs), which is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2017:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,482,204	159,646
Awards granted	—	1,324
Awards exercised/vested	(13,437)	(17, 396)
Awards canceled	(3,500)	(1,906)
Outstanding end of period	1,465,267	141,668

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,630,015	$742	$43,091	$6,587,666
International corporations	1,211,645	1,648	12,218	1,201,075
Total	$7,841,660	$2,390	$55,309	$7,788,741

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,814,295	$385	$52,072	$6,762,608
International corporations	1,211,645	2,241	10,973	1,202,913
Total	$8,025,940	$2,626	$63,045	$7,965,521

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2017.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,587,666	$—	$6,587,666	$—
International corporations	1,201,075	—	1,201,075	—
Total	$7,788,741	$—	$7,788,741	$—

	Fair Value at December 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,762,608	$—	$6,762,608	$—
International corporations	1,202,913	—	1,202,913	—
Total	$7,965,521	$—	$7,965,521	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2016	$(36,849)
Gains, net	2,124
Reclassification realized in net earnings	3,056
Balances at March 31, 2017	$(31,669)

Balances at December 31, 2015	$(55,285)
Gains, net	9,838
Reclassification realized in net earnings	4,256
Balances at March 31, 2016	$(41,191)

10 — Income Taxes

We recorded provisions for income tax expense of $24,483 and $1,231,017 for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was (11.7)% and 35.0% for the three months ended March 31, 2017 and 2016, respectively. A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Three Months Ended March 31,
	2017	2016
Statutory U.S. federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.8	4.0
Stock-based compensation expense	8.4	1.0
Domestic production activities deduction	(15.2)	(2.7)
Research and development credits	(14.7)	(1.3)
Permanent items	5.7	—
Tax deficiencies, net of tax benefits related to stock-based compensation	(35.7)	—
Total	(11.7)%	35.0%

As of March 31, 2017 and December 31, 2016, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2013 and subsequent years.

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

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
United States	$4,316,894	$7,874,516
International	845,666	1,089,637
Total revenue	$5,162,560	$8,964,153

Revenue information by type is as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,002,611	$7,295,442
MRI Compatible Patient Vital Signs Monitoring Systems	389,702	—
Total Devices Revenue	3,392,313	7,295,442
Disposable IV Sets and Services	1,770,247	1,668,711
Total revenue	$5,162,560	$8,964,153

Property and equipment, net, information by geographic region is as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
United States	$1,167,454	$1,112,382
International	465,626	343,767
Total property and equipment, net	$1,633,080	$1,456,149

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

A summary of our non-cancelable operating lease commitments of March 31, 2017 is as follows:

Nine months ending December 31, 2017	$294,961
2018	393,417
2019	163,242
2020	—
2021	—
Total non-cancelable operating lease commitments	$851,620

Rent expense under our operating leases was $101,505 and $101,258 for the three months ended March 31, 2017 and 2016, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,246,282 at March 31, 2017 and $3,683,481 at December 31, 2016. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2016	10,722,675
Option exercises	13,437
Vesting of restricted stock units, net of shares withheld for taxes	13,783
Balance, March 31, 2017	10,749,895

14 — Subsequent Events

On April 27, 2017, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $8.0 million of our common stock through April 28, 2018. We intend to use our cash, investments and cash generated from operations to fund the share repurchases. The timing and amount of the repurchases will be subject to applicable legal requirements including federal and state securities laws. Purchases will be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. Any repurchased shares will be available for general corporate purchases.

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

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. See Note 14. We continue to pursue closure of the Warning Letter, however, as of March 31, 2017, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue decreased $(3.8) million, or (42.4)%, to $5.2 million for the first quarter ended March 31, 2017, compared to $9.0 million for the first quarter of last year. Net loss was $(0.2) million, or $(0.02) per share, in the first quarter ended March 31, 2017, compared with net income of $2.3 million, or $0.19 per diluted share, in the first quarter last year. During the first quarter of 2017, we recognized revenue on 87 pump systems, compared to 263 pump systems during the same period in 2016.

For the remainder of 2017, we expect our revenues to decrease, when compared to 2016, as we move beyond the benefits of the past three years of converting customers from our former competitor’s IV pump to our MRI compatible IV infusion pump system and re-focus on penetrating the market of first-time adopters more deeply. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to expand international sales of our new MRI compatible patient vital signs monitor throughout 2017 and plan to commence shipments of this device in the U.S. during the fourth quarter of 2017, if FDA clearance is received by that time. We expect full year 2017 operating expenses to remain consistent with 2016 due to higher sales and marketing, regulatory and research and development expenses, offset by lower general and administrative expenses.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2017.

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

	Percent of Revenue Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	26.9	19.0
Gross profit	73.1	81.0
Operating expenses:
General and administrative	40.8	25.2
Sales and marketing	26.4	14.3
Research and development	10.5	2.6
Total operating expenses	77.7	42.1
(Loss) income from operations	(4.6)	38.8
Other income, net	0.6	0.4
(Loss) income before provision for income taxes	(4.0)	39.2
Provision for income tax expense	0.5	13.7
Net (loss) income	(4.5)%	25.5%

Three Months Ended March 31, 2017 and 2016

Revenue by Geographic Region

	Three Months Ended March 31,
(In millions, except percent change)	2017	2016	Change
United States	$4.3	$7.9	(45.2)%
International	0.9	1.1	(22.4)%
Total Revenue	$5.2	$9.0	(42.4)%

Revenue by Type

	Three Months Ended March 31,
(In millions, except percent change)	2017	2016	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$3.0	$7.3	(58.8)%
MRI Compatible Patient Vital Signs Monitoring Systems	0.4	—	NM
Total Devices Revenue	3.4	7.3	(53.5)%
Disposable IV Sets and Services	1.8	1.7	6.1%
Total Revenue	$5.2	$9.0	(42.4)%

Revenue decreased approximately $(3.8) million, or (42.4)%, to $5.2 million for the three months ended March 31, 2017, compared to $9.0 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by international sales of our MRI compatible patient vital signs monitors and a higher average selling price for our infusion pump systems resulting from a favorable sales mix. During the three months ended March 31, 2017, we recognized revenue on 87 MRI compatible IV infusion pumps compared to 263 pumps for the same period in 2016. The average selling price of our MRI compatible IV infusion pump systems during the three months ended March 31, 2017 was approximately $34,500, compared to $27,700 for the same period in 2016.

Revenue from sales in the U.S. decreased approximately $(3.6) million, or (45.2)%, to $4.3 million for the three months ended March 31, 2017, from $7.9 million for the same period in 2016. Revenue from sales internationally decreased approximately $(0.2) million, or (22.4)%, to $0.9 million for the three months ended March 31, 2017, from $1.1 million for the same period in 2016. International revenue for the quarter ended March 31, 2017 included approximately $0.4 million in sales of our MRI compatible patient vital signs monitoring systems. Domestic sales accounted for 83.6% of total revenue in the first quarter 2017, compared to 87.8% in the first quarter 2016.

Revenue from sales of devices decreased approximately $(3.9) million, or (53.5)%, to $3.4 million for the three months ended March 31, 2017, from $7.3 million for the same period in 2016. Revenue from the devices for the three months ended March 31, 2017 included approximately $0.4 million in sales of our MRI compatible patient vital signs monitoring systems.

Revenue from sales of our disposable IV sets and services increased approximately $0.1 million, or 6.1%, to $1.8 million for the three months ended March 31, 2017, from $1.7 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

Cost of revenue decreased approximately $(0.3) million, or (18.7)%, to $1.4 million for the three months ended March 31, 2017, from $1.7 million for the same period in 2016. Gross profit decreased approximately $(3.5) million, or (48.0)%, to $3.8 million for the first quarter 2017 from $7.3 million for the same period in 2016. The decrease in cost of revenue and gross profit is due to lower sales of our MRI compatible IV infusion pump systems during the first quarter 2017 compared to the first quarter 2016 and sales of our MRI compatible patient vital signs monitoring systems to international customers during the first quarter 2017. Gross profit margin was 73.1% for first quarter 2017, compared to 81.0% for the first quarter 2016. This is the result of lower sales leverage and higher international sales as a percent of total sales when compared to the same period last year.

General and Administrative

General and administrative expense decreased approximately $(0.2) million, or (6.7)%, to $2.1 million for the three months ended March 31, 2017, from $2.3 million for the same period last year. This decrease is primarily due to lower GPO administration fees due to lower sales, lower corporate franchise taxes and lower legal and professional fees, partially offset by higher payroll and employee benefits expenses.

Sales and Marketing

Sales and marketing expense increased approximately $0.1 million, or 6.4%, to $1.4 million for the three months ended March 31, 2017, from $1.3 million for the same period in 2016. This is primarily the result of higher payroll and employee benefits expenses, partially offset by lower stock compensation expense.

Research and Development

Research and development expense increased approximately $0.3 million, or 131.0%, to $0.5 million for the three months ended March 31, 2017, from $0.2 million for the same period in 2016. This is primarily due to the capitalization of certain internally developed software costs during the three months ended March 31, 2016 associated with the development of our patient vital signs monitor, which had the effect of reducing expense in that period.  There was no such capitalization of similar costs during the three months ended March 31, 2017. Additionally, the increase was also partially the result of higher payroll and employee benefits expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. We reported other income of approximately $30,000 and $32,000 for the three months ended March 31, 2017 and 2016, respectively.

Income Taxes

We recorded income tax expense of approximately $24,483 and $1,231,017 for the three months ended March 31, 2017 and 2016, respectively. The lower income tax expense for the first quarter of 2017 is due to a loss before provision for income taxes, compared to income before provision for income taxes for the first quarter 2016. Our effective tax rate for the first quarter of 2017 was (11.7)% compared to 35.0% for the same period in 2016. The decrease in our effective tax rate is primarily the result of discrete items associated with the adoption of Accounting Standards Update (ASU) 2016-09, Compensation — Stock Compensation (Topic 718), which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. Additionally, the decrease in our effective tax rate was also due to higher credits for our research and development activities and our domestic production activities deduction relative to our loss before provision for income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and share repurchases.

As of March 31, 2017, we had cash and cash equivalents and investments of approximately $25.2 million, stockholders’ equity of $32.0 million, and working capital of $30.1 million. As of December 31, 2016, we had cash and cash equivalents and investments of approximately $25.7 million, stockholders’ equity of $31.9 million, and working capital of $30.5 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

For the three months ended March 31, 2017, cash from operations decreased approximately $(2.6) million to cash used in operations of $(0.2) million, compared to cash provided by operations of $2.4 million for the same period in 2016. This decrease was primarily the result of a net loss for the quarter ended March 31, 2017, compared to net income for the quarter ended March 31, 2016; higher net cash outflows related to accrued income taxes and accounts payable; partially offset by higher cash inflows from accounts receivable, accrued payroll and inventory. The sum of our net (loss) income and certain non-cash expense items, such as stock compensation, depreciation and amortization was approximately $0.2 million for the three months ended March 31, 2017 compared to $2.7 million for the same period last year.

Cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2017 compared to approximately $0.9 million for the same period last year. During the three months ended March 31, 2017, we used approximately $1.3 million of cash to purchase investments and purchased approximately $0.2 million of property and equipment.  These cash outflows were partially offset by approximately $1.5 million related to the maturities of certain investments.

Cash used in financing activities was approximately $11,000 for the three months ended March 31, 2017 and related to taxes paid for the net share settlement of vested restricted stock units, partially offset by cash received from the exercise of stock options. For the three months ended March 31, 2016, cash used in financing activities was approximately $5.4 million and related to the purchase of treasury stock, partially offset by cash received from the exercise of stock options.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2017. We had no other off-balance sheet arrangements during the three months ended March 31, 2017 or for the year ended December 31, 2016 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2016.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2017 and 2016.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2017, we had approximately $7.8 million in corporate bonds, with approximately $1.2 million that matures in less than 1 year, $5.7 million that matures between 1 and 3 years and $0.9 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2017, we expect the corresponding change in fair value of our investments would be approximately $145,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2017. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise and believes that the resolution of any such matters currently known will not have a material effect on our results of operations or financial position.

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

There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our recent operating losses have limited our capital resources, and could worsen if we are unable to increase renevues or adjust our costs appropriately. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

In addition, it is possible that changes in administration policy, including the potential repeal of all or parts of the PPACA, resulting from recent U.S. presidential actions and congressional legislative efforts could result in additional proposals and continued developments with respect to healthcare reform. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

As a result of the July 2016 inspection, the FDA issued a Form 483 on July 18, 2016 that identified three observations. These observations were related to procedural and documentation issues associated with the CAPA system, vendor requirements and complaint investigation.

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

As of March 31, 2017, the Warning Letter remains open.

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

Our use of capital to repurchase shares of our common stock could have a material adverse effect on our stock price and our business.

Since we announced a stock repurchase program in 2016, we have used a significant amount of cash to repurchase shares of common stock of our company. As part of our strategy, we intend to opportunistically repurchase additional shares of common stock from time to time at prices that we believe are attractive. There can be no assurance that we will be able to repurchase shares on favorable terms or that, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced and we may be not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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
10.1+

Employment Agreement Between the Registrant and John McCreery dated March 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36534), filed on March 30, 2017).

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

+                                         Indicates a management contract or compensatory plan or arrangement.

IRADIMED CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRADIMED CORPORATION

Dated: May 5, 2017	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)