Form 10-Q
period 2017-06-30
IRADIMED CORP
filed 2017-08-04
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The registrant had 10,582,043 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2017.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,800,617	$17,713,871
Accounts receivable, net of allowance for doubtful accounts of $37,697 as of June 30, 2017 and $44,308 as of December 31, 2016	3,787,528	3,775,699
Investments	7,024,047	7,965,521
Inventory, net	4,259,769	3,886,590
Prepaid expenses and other current assets	300,532	362,900
Prepaid income taxes	811,985	151,820
Total current assets	32,984,478	33,856,401
Property and equipment, net	1,709,526	1,456,149
Intangible assets, net	886,726	918,712
Deferred income taxes	1,083,748	789,402
Other assets	179,366	173,820
Total assets	$36,843,844	$37,194,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736,888	$1,120,830
Accrued payroll and benefits	1,102,069	1,035,266
Other accrued taxes	87,565	119,094
Warranty reserve	39,893	40,905
Deferred revenue	1,544,955	1,033,146
Other current liability	120,634	120,634
Accrued income taxes	—	192,006
Total current liabilities	3,632,004	3,661,881
Deferred revenue	1,915,135	1,643,478
Total liabilities	5,547,139	5,305,359
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,581,968 shares issued and outstanding as of June 30, 2017 and 10,722,675 shares issued and outstanding as of December 31, 2016	1,076	1,072
Additional paid-in capital	12,895,637	12,055,188
Retained earnings	19,979,514	19,869,714
Treasury stock	(1,553,193)	—
Accumulated other comprehensive loss	(26,329)	(36,849)
Total stockholders’ equity	31,296,705	31,889,125
Total liabilities and stockholders’ equity	$36,843,844	$37,194,484

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,524,364	$9,868,905	$10,686,924	$18,833,058
Cost of revenue	1,234,314	1,739,067	2,621,932	3,444,864
Gross profit	4,290,050	8,129,838	8,064,992	15,388,194
Operating expenses:
General and administrative	2,189,925	3,088,205	4,297,182	5,347,927
Sales and marketing	1,323,539	1,409,758	2,688,315	2,692,807
Research and development	449,011	291,822	990,301	526,157
Total operating expenses	3,962,475	4,789,785	7,975,798	8,566,891
Income from operations	327,575	3,340,053	89,194	6,821,303
Other income (expense), net	21,138	(4,669)	50,662	27,109
Income before provision for income taxes	348,713	3,335,384	139,856	6,848,412
Provision for income tax (benefit) expense	(8,360)	1,104,133	16,123	2,335,150
Net income	$357,073	$2,231,251	$123,733	$4,513,262
Net income per share:
Basic	$0.03	$0.21	$0.01	$0.41
Diluted	$0.03	$0.19	$0.01	$0.37
Weighted average shares outstanding:
Basic	10,687,746	10,778,673	10,714,215	10,937,311
Diluted	11,727,473	11,966,289	11,764,747	12,138,856

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$357,073	$2,231,251	$123,733	$4,513,262
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense of $3,776 and $2,373 for the three months ended June 30, 2017 and 2016, respectively, and $3,665 and $8,431 for the six months ended June 30, 2017 and 2016, respectively	3,923	2,054	6,047	11,892
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $0 and $14,097 for the three months ended June 30, 2017 and 2016, respectively, and $2,043 and $16,718 for the six months ended June 30, 2017 and 2016, respectively	1,417	24,701	4,473	28,957
Other comprehensive income	5,340	26,755	10,520	40,849
Comprehensive income	$362,413	$2,258,006	$134,253	$4,554,111

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$123,733	$4,513,262
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	(6,611)	33,548
Change in provision for excess and obsolete inventory	23,659	86,610
Depreciation and amortization	199,023	122,744
Write-off of non-trade accounts receivable	205,444	—
Excess tax benefit on the exercise of stock options	—	(266,094)
Stock-based compensation	821,803	1,595,589
Loss on investments	6,520	46,753
Changes in operating assets and liabilities:
Accounts receivable	(210,662)	(1,959,411)
Inventory	(371,912)	(649,766)
Prepaid expenses and other current assets	58,750	68,582
Other assets	(1,928)	(30,793)
Deferred income taxes	(297,619)	(614,295)
Accounts payable	(408,868)	175,350
Accrued payroll and benefits	66,803	(232,211)
Other accrued taxes	(31,529)	(10,194)
Warranty reserve	(1,012)	2,001
Deferred revenue	783,466	487,827
Other current liabilities	—	108,317
Accrued income taxes, net of prepaid income taxes	(852,171)	284,051
Net cash provided by operating activities	106,889	3,761,870
Investing activities:
Purchases of investments	(1,321,257)	(2,762,917)
Proceeds from maturity of investments	2,270,004	2,303,092
Purchases of property and equipment	(411,200)	(424,047)
Capitalized intangible assets	(9,214)	(567,137)
Net cash provided by (used in) investing activities	528,333	(1,451,009)
Financing activities:
Proceeds from stock option exercises	49,459	90,257
Taxes paid related to the net share settlement of equity awards	(44,742)	—
Income tax benefits credited to equity	—	266,094
Purchases of treasury stock	(1,553,193)	(9,969,468)
Net cash used in financing activities	(1,548,476)	(9,613,117)
Net decrease in cash and cash equivalents	(913,254)	(7,302,256)
Cash and cash equivalents, beginning of period	17,713,871	19,368,114
Cash and cash equivalents, end of period	$16,800,617	$12,065,858
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,168,349	$2,665,393

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

On September 2, 2014, we received a warning letter from the FDA related to this inspection (the “Warning Letter”). The Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of June 30, 2017, the Warning Letter remains open.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance effective January 1, 2017 on a retrospective basis. As a result of the adoption, $311,871 of deferred tax assets was reclassified from current to noncurrent assets, as of December 31, 2016.

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

Beginning January 1, 2017, excess tax benefits and deficiencies are reflected in the Statement of Operations as a component of the provision for income tax expense, whereas they were previously recognized as additional paid-in capital on the Balance Sheet. Adoption of this guidance resulted in the recognition of net tax (benefits) deficiencies of $(12,048) and $62,577 in our provision for income tax expense, with the effect of (decreasing) increasing our income tax expense for the three and six months ended June 30, 2017.

Additionally, beginning on January 1, 2017, and on a prospective basis, the guidance now requires excess tax benefits and deficiencies be presented in the Statement of Cash Flows as an operating activity rather than as a financing activity, while the payment of withholding taxes on the net share settlement of equity awards be presented as a financing activity. The implementation of this guidance did not have a material impact on the Statement of Cash Flows for the six months ended June 30, 2017. Prior period amounts were not retrospectively adjusted.

Effective January 1, 2017, we elected to recognize forfeitures as they occur rather than continue to estimate forfeitures expected to occur. This change in accounting policy resulted in an immaterial cumulative-effect adjustment to retained earnings for the six months ended June 30, 2017.

The remaining updates required by this standard did not have a material impact to our interim unaudited condensed financial statements.

Recently Issued Accounting Pronouncements to be Implemented

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2018. Early adoption is now permitted. We continue to evaluate the impact of this guidance on our results of operations and financial condition and are currently assessing the method and impact of adoption of this new guidance on the recognition of revenue, evaluating the new disclosure requirements and identifying any changes needed to our business processes, systems and controls to support the new recognition and disclosure requirements. We are in the process of completing our analysis and performing detailed reviews of our contracts to determine if any adjustments are necessary to our existing accounting policies and to support an evaluation of the impact on our results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by all leases not considered short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying assets under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. The accounting by lessors will remain largely unchanged from current U.S. GAAP. This update is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2019. Early adoption is permitted. We have only one material lease contract outstanding, for our sole facility. We are in the process of determining the method and date of adoption and assessing the impact of the update on our financial condition and results of operations.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$357,073	$2,231,251	$123,733	$4,513,262
Weighted-average shares outstanding — Basic	10,687,746	10,778,673	10,714,215	10,937,311
Effect of dilutive securities:
Underwriters’ warrants	8,616	102,277	15,711	104,822
Stock Options	1,030,444	1,085,029	1,033,663	1,096,592
Restricted Stock Units	667	310	1,158	131
Weighted-average shares outstanding — Diluted	11,727,473	11,966,289	11,764,747	12,138,856
Basic net income per share	$0.03	$0.21	$0.01	$0.41
Diluted net income per share	$0.03	$0.19	$0.01	$0.37

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	394,432	91,795	355,514	96,000

3 — Inventory

Inventory consists of:

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$3,762,740	$3,241,642
Work in process	143,393	135,626
Finished goods	548,346	716,666
Inventory before allowance for excess and obsolete	4,454,479	4,093,934
Allowance for excess and obsolete	(194,710)	(207,344)
Total	$4,259,769	$3,886,590

4 — Property and Equipment

Property and equipment consist of:

	June 30, 2017	December 31, 2016
	(unaudited)
Computer software and hardware	$478,487	$462,352
Furniture and fixtures	392,591	358,587
Leasehold improvements	191,139	191,139
Machinery and equipment	1,974,781	1,064,957
Tooling in-process	29,335	578,098
	3,066,333	2,655,133
Accumulated depreciation	(1,356,807)	(1,198,984)
Total	$1,709,526	$1,456,149

Depreciation and amortization expense of property and equipment was $94,354 and $56,536 for the three months ended June 30, 2017 and 2016, respectively, and $157,823 and $109,997 for the six months ended June 30, 2017 and 2016.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2017	December 31, 2016
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	76,285	67,071
Internally developed software — in use	867,569	148,967
Internally developed software — in process	—	718,602
Trademarks	23,017	23,017
	1,135,254	1,126,040
Accumulated amortization	(248,528)	(207,328)
Total	$886,726	$918,712

Amortization expense of intangible assets was $20,600 and $5,400 for the three months ended June 30, 2017 and 2016, respectively, and $41,200 and $12,747 for the six months ended June 30, 2017 and 2016.

Expected annual amortization expense for the remaining portion of 2017 and the next five years related to intangible assets is as follows:

Six months ending December 31, 2017	$41,199
2018	82,398
2019	82,398
2020	82,398
2021	82,398
2022	82,398

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenue	$44,869	$35,632	$95,430	$70,700
General and administrative	254,329	1,023,645	450,175	1,225,892
Sales and marketing	108,532	131,339	220,493	271,604
Research and development	37,649	13,790	55,705	27,393
Total	$445,379	$1,204,406	$821,803	$1,595,589

As of June 30, 2017 we had $990,963 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2017, we had $2,360,903 of unrecognized compensation cost related to unvested Restricted Stock Units (RSUs), which is expected to be recognized over a weighted-average period of 2.9 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2017:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,482,204	159,646
Awards granted	—	70,984
Awards exercised/vested	(25,511)	(20,112)
Awards canceled	(11,750)	(4,318)
Outstanding end of period	1,444,943	206,200

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,097,529	$2,711	$35,871	$6,064,369
International corporations	971,087	2,173	13,582	959,678
Total	$7,068,616	$4,884	$49,453	$7,024,047

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,814,295	$385	$52,072	$6,762,608
International corporations	1,211,645	2,241	10,973	1,202,913
Total	$8,025,940	$2,626	$63,045	$7,965,521

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2017.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,064,369	$—	$6,064,369	$—
International corporations	959,678	—	959,678	—
Total	$7,024,047	$—	$7,024,047	$—

	Fair Value at December 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,762,608	$—	$6,762,608	$—
International corporations	1,202,913	—	1,202,913	—
Total	$7,965,521	$—	$7,965,521	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2017 and 2016 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at March 31, 2017	$(31,669)
Gains, net	3,923
Reclassification realized in net earnings	1,417
Balances at June 30, 2017	$(26,329)

Balances at March 31, 2016	$(41,191)
Gains, net	2,054
Reclassification realized in net earnings	24,701
Balances at June 30, 2016	$(14,436)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017 and 2016 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2016	$(36,849)
Gains, net	6,047
Reclassification realized in net earnings	4,473
Balances at June 30, 2017	$(26,329)

Balances at December 31, 2015	$(55,285)
Gains, net	11,892
Reclassification realized in net earnings	28,957
Balances at June 30, 2016	$(14,436)

10 — Income Taxes

We recorded provisions for income tax (benefit) expense of $(8,360) and $16,123 for the three and six months ended June 30, 2017, respectively. Our effective tax rate was (2.4)% and 11.5% for the three and six months ended June 30, 2017, respectively. Our effective tax rates for the three and six months ended June 30, 2017 differed from the U.S. Federal statutory rate primarily due to research and development tax credits, domestic production activities deductions and a discrete items related to certain employee incentive stock options, partially offset by expense associated with employee incentive stock options, U.S. state tax expense and other permanent items.

We recorded provisions for income tax expense of $1,104,133 and $2,335,150 for the three and six months ended June 30, 2016, respectively. Our effective tax rate was 33.1% and 34.1% for the three and six months ended June 30, 2016, respectively. Our effective tax rates for the three and six months ended June 30, 2016 differed from the U.S. Federal statutory rate primarily due to discrete items recorded during the three months ended June 30, 2016, the domestic production activities deduction and research and development credits, partially offset by U.S. state tax expense.

As of June 30, 2017 and December 31, 2016, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
United States	$4,842,913	$8,994,675	$9,159,807	$16,869,191
International	681,451	874,230	1,527,117	1,963,867
Total revenue	$5,524,364	$9,868,905	$10,686,924	$18,833,058

Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,279,228	$8,196,898	$6,281,839	$15,492,340
MRI Compatible Patient Vital Signs Monitoring Systems	399,322	—	789,024	—
Total Devices Revenue	3,678,550	8,196,898	7,070,863	15,492,340
Disposable IV Sets and Services	1,845,814	1,672,007	3,616,061	3,340,718
Total revenue	$5,524,364	$9,868,905	$10,686,924	$18,833,058

Property and equipment, net, information by geographic region is as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
United States	$1,149,175	$1,112,382
International	560,351	343,767
Total property and equipment, net	$1,709,526	$1,456,149

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

A summary of our non-cancelable operating lease commitments of June 30, 2017 is as follows:

Six months ending December 31, 2017	$196,956
2018	392,599
2019	163,243
2020	—
2021	—
Total non-cancelable operating lease commitments	$752,798

Rent expense under our operating leases was $101,520 and $101,180 for the three months ended June 30, 2017 and 2016, respectively, and $203,025 and $202,439 for the six month ended June 30, 2017 and 2016, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling approximately $1,800,000 at June 30, 2017 and $3,700,000 at December 31, 2016. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2016	10,722,675
Option exercises	25,511
Vesting of restricted stock units, net of shares withheld for taxes	16,414
Treasury stock	(182,632)
Balance, June 30, 2017	10,581,968

14 — Subsequent Event

On July 17, 2017, our Board of Directors approved a modification to the underwriters’ warrants originally issued pursuant to our initial public offering (“IPO Warrants”). This modification extends the expiration date of the IPO Warrants from July 17, 2017 to July 17, 2019 and revises the strike price from $8.125 to $10.05. The fair value of the amended IPO Warrants is $2.42 per share as measured using the Black-Scholes options pricing model. Related to this modification, we expect to recognize a $380,452 charge to earnings during our fiscal third quarter. As of July 17, 2017, IPO Warrants to purchase 181,600 shares of our common stock remain outstanding.

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

We are a leader in the development of innovative MRI compatible medical devices and the only known provider of non-magnetic IV infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

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

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. We have distribution agreements for our products with 44 independent distributors selling our products internationally. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than approximately 95% of all U.S. hospitals and acute care facilities.

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

On September 2, 2014, we received a warning letter from the FDA related to this inspection (the “Warning Letter”). The Warning Letter stated that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of June 30,  2017, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue decreased $(4.4) million, or (44.0)%, to $5.5 million for the second quarter ended June 30, 2017, compared to $9.9 million for the second quarter of last year. Net income was $0.4 million, or $0.03 per diluted share, in the second quarter ended June 30, 2017, compared to $2.2 million, or $0.19 per diluted share, in the second quarter last year. During the second quarter of 2017, we recognized revenue on 92 pump systems, compared to 262 pump systems during the same period in 2016.

For the remainder of 2017, we expect our revenues to decrease, when compared to 2016, as we move beyond the benefits of the past three years of converting customers from our former competitor’s IV pump to our MRI compatible IV infusion pump system and re-focus on penetrating the market of first-time adopters more deeply. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to expand international sales of our new MRI compatible patient vital signs monitor throughout 2017 and plan to commence shipments of this device in the U.S. during the fourth quarter of 2017, if FDA clearance is received by that time. We expect higher full year 2017 operating expenses compared to 2016 due to higher sales and marketing, regulatory, research and development expenses and a one-time charge related to the modification of the underwriters’ warrants.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2017.

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

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.3	17.6	24.5	18.3
Gross profit	77.7	82.4	75.5	81.7
Operating expenses:
General and administrative	39.6	31.3	40.2	28.4
Sales and marketing	24.0	14.3	25.2	14.3
Research and development	8.1	3.0	9.3	2.8
Total operating expenses	71.7	48.5	74.6	45.5
Income from operations	5.9	33.8	0.8	36.2
Other income (expense), net	0.4	(0.0)	0.5	0.1
Income before provision for income taxes	6.3	33.8	1.3	36.4
Provision for income tax (benefit) expense	(0.2)	11.2	0.2	12.4
Net income	6.5%	22.6%	1.2%	24.0%

Three and Six Months Ended June 30, 2017 and 2016

Revenue by Geographic Region

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
United States	$4,842,913	$8,994,675	(46.2)%	$9,159,807	$16,869,191	(45.7)%
International	681,451	874,230	(22.1)%	1,527,117	1,963,867	(22.2)%
Total Revenue	$5,524,364	$9,868,905	(44.0)%	$10,686,924	$18,833,058	(43.3)%

Revenue by Type

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Devices:
IV Infusion Pump Systems	$3,279,228	$8,196,898	(60.0)%	$6,281,839	$15,492,340	(59.5)%
Patient Vital Signs Monitoring Systems	399,322	—	NM	789,024	—	NM
Total Devices Revenue	3,678,550	8,196,898	(55.1)%	7,070,863	15,492,340	(54.4)%
Disposable IV Sets and Services	1,845,814	1,672,007	10.4%	3,616,061	3,340,718	8.2%
Total Revenue	$5,524,364	$9,868,905	(44.0)%	$10,686,924	$18,833,058	(43.3)%

For the three months ended June 30, 2017, revenue decreased $(4.4) million, or (44.0)%, to $5.5 million from $9.9 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by international sales of our MRI compatible patient vital signs monitors and a higher average selling price for our infusion pump systems resulting from a favorable product sales mix as we sold more higher priced optional pump features per pump sale on average in the second quarter 2017 compared to the second quarter 2016. During the three months ended June 30, 2017, we recognized revenue on 92 MRI compatible IV infusion pumps compared to 262 pumps for the same period in 2016. The average selling price of our MRI compatible IV infusion pump systems during the three months ended June 30, 2017 was approximately $35,600, compared to $31,100 for the same period in 2016.

For the three months ended June 30, 2017, revenue from sales in the U.S. decreased $(4.2) million, or (46.2)%, to $4.8 million from $9.0 million for the same period in 2016. Revenue from sales internationally decreased $(0.2) million, or (22.1)%, to $0.7 million for the three months ended June 30, 2017, from $0.9 million for the same period in 2016. International revenue for the three months ended June 30, 2017 included $0.4 million in sales of our MRI compatible patient vital signs monitoring systems. Domestic sales accounted for 87.7% of total revenue in the second quarter 2017, compared to 91.1% in the second quarter 2016.

For the three months ended June 30, 2017, revenue from sales of devices decreased $(4.5) million, or (55.1)%, to $3.7 million from $8.2 million for the same period in 2016. Revenue from the devices for the three months ended June 30, 2017 included $0.4 million in sales of our MRI compatible patient vital signs monitoring systems.

For the three months ended June 30, 2017, revenue from sales of our disposable IV sets and services increased $0.1 million, or 10.4%, to $1.8 million from $1.7 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

For the six months ended June 30, 2017, revenue decreased $(8.1) million, or (43.3)%, to $10.7 million from $18.8 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by international sales of our MRI compatible patient vital signs monitors and a higher average selling price for our infusion pump systems resulting from a favorable product sales mix as we sold more higher priced optional pump features per pump sale on average in the first six months of 2017 compared to the same period in 2016. During the six months ended June 30, 2017, we recognized revenue on 179 MRI compatible IV infusion pumps compared to 437 pumps for the same period in 2016. The average selling price of our MRI compatible IV infusion pump systems during the six months ended June 30, 2017 was approximately $35,000, compared to $29,000 for the same period in 2016.

For the six months ended June 30, 2017, revenue from sales in the U.S. decreased $(7.7) million, or (45.7)%, to $9.2 million from $16.9 million for the same period in 2016. Revenue from sales internationally decreased $(0.5) million, or (22.2)%, to $1.5 million for the six months ended June 30, 2017, from $2.0 million for the same period in 2016. International revenue for the six months ended June 30, 2017 included $0.8 million in sales of our MRI compatible patient vital signs monitoring systems. Domestic sales accounted for 85.7% of total revenue in six months ended June 30, 2017, compared to 89.6% for the same period in 2016.

For the six months ended June 30, 2017, revenue from sales of devices decreased $(8.4) million, or (54.4)%, to $7.1 million from $15.5 million for the same period in 2016. Revenue from devices for the six months ended June 30, 2017 included $0.8 million in sales of our MRI compatible patient vital signs monitoring systems.

For the six months ended June 30, 2017, revenue from sales of our disposable IV sets and services increased $0.3 million, or 8.2%, to $3.6 million from $3.3 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,524,364	$9,868,905	$10,686,924	$18,833,058
Cost of revenue	1,234,314	1,739,067	2,621,932	3,444,864
Gross profit	$4,290,050	$8,129,838	$8,064,992	$15,388,194
Gross profit percentage	77.7%	82.4%	75.5%	81.7%

For the three months ended June 30, 2017, cost of revenue decreased $(0.5) million, or (29.0)%, to $1.2 million from $1.7 million for the same period in 2016. Gross profit decreased $(3.8) million, or (47.2)%, to $4.3 million for the second quarter 2017 from $8.1 million for the same period in 2016. The decrease in cost of revenue and gross profit is primarily attributable to lower sales of our MRI compatible IV infusion pump systems. Gross profit margin was 77.7% for second quarter 2017, compared to 82.4% for the second quarter 2016. This is the result of unfavorable overhead absorption rates due to lower production output during the second quarter 2017 when compared to the second quarter 2016, unfavorable inventory cost adjustments, higher depreciation and amortization expense and higher international sales as a percent of total revenue when compared to the same period last year.

For the six months ended June 30, 2017, cost of revenue decreased $(0.8) million, or (23.9)%, to $2.6 million from $3.4 million for the same period in 2016. Gross profit decreased $(7.3) million, or (47.6)%, to $8.1 million for the six months ended June 30, 2017 from $15.4 million for the same period in 2016. The decrease in cost of revenue and gross profit is primarily attributable to lower sales of our MRI compatible IV infusion pump systems. Gross profit margin was 75.5% for the six months ended June 30, 2017, compared to 81.7% for the same period in 2016. This is the result of unfavorable overhead absorption rates due to lower production output during the six months ended June 30, 2017 when compared to the same period in 2016, higher depreciation and amortization expense and higher international sales as a percent of total revenue when compared to the same period last year.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative	$2,189,925	$3,088,205	$4,297,182	$5,347,927
Percentage of revenue	39.6%	31.3%	40.2%	28.4%
Sales and marketing	$1,323,539	$1,409,758	$2,688,315	$2,692,807
Percentage of revenue	24.0%	14.3%	25.2%	14.3%
Research and development	$449,011	$291,822	$990,301	$526,157
Percentage of revenue	8.1%	3.0%	9.3%	2.8%

General and Administrative

For the three months ended June 30, 2017, general and administrative expense decreased $(0.9) million, or (29.1)%, to $2.2 million from $3.1 million for the same period last year. This decrease is primarily due to higher stock compensation expense during the second quarter 2016 resulting from the modification of awards granted to our previous chairman, lower GPO administration fees due to lower sales and lower legal and professional fees, partially offset by the write-off of non-trade accounts receivable.

For the six months ended June 30, 2017, general and administrative expense decreased $(1.0) million, or (19.6)%, to $4.3 million from $5.3 million for the same period last year. This decrease is primarily due to higher stock compensation expense during the six months ended June 30, 2016 resulting from the modification of awards granted to our previous chairman, lower GPO administrative fees due to lower sales and lower legal and professional fees, partially offset by the write-off of non-trade accounts receivable and higher payroll and employee benefits expense.

Sales and Marketing

For the three months ended June 30, 2017, sales and marketing expense decreased $(0.1) million, or (6.1)%, to $1.3 million from $1.4 million for the same period in 2016. This is primarily the result of lower sales commissions due to lower sales and lower employee recruiting expenses, partially offset by higher payroll expense due to higher headcount.

For the six months ended June 30, 2017 and 2016, sales and marketing expense was $2.7 million. This is primarily the result of lower sales commissions due to lower sales, lower stock compensation expense and lower employee recruiting expenses, offset by higher payroll expense.

Research and Development

For the three months ended June 30, 2017, research and development expense increased $0.2 million, or 53.9%, to $0.5 million from $0.3 million for the same period in 2016. This is primarily due to the capitalization of certain internally developed software costs during the three months ended June 30, 2016 associated with the development of our patient vital signs monitor, which had the effect of reducing expense in that period.  There was no such capitalization of similar costs during the three months ended June 30, 2017. Additionally, the increase was also partially the result of higher payroll expense, which was partially offset by lower costs for outside engineering services.

For the six months ended June 30, 2017, research and development expense increased $0.5 million, or 88.2%, to $1.0 million from $0.5 million for the same period in 2016. This is primarily due to the capitalization of certain internally developed software costs during the six months ended June 30, 2016 associated with the development of our patient vital signs monitor, which had the effect of reducing expense in that period.  There was no such capitalization of similar costs during the six months ended June 30, 2017. Additionally, the increase was also partially the result of higher payroll expense, which was partially offset by lower costs for outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2017, we reported other income of approximately $21,000 compared to other expense of approximately $4,700 for the same period in 2016. This increase is primarily due lower losses on the maturity of securities during the second quarter 2017 compared to the second quarter 2016.

For the six months ended June 30, 2017 and 2016, we reported other income of approximately $51,000 and $27,000, respectively. This increase is primarily due to lower losses on the maturity of securities during the six months ended June 30, 2017 compared to the same period in 2016.

Income Taxes

We recorded provisions for income tax (benefit) expense of $(8,360) and $16,123 for the three and six months ended June 30, 2017, respectively. Our effective tax rate was (2.4)% and 11.5% for the three and six months ended June 30, 2017, respectively. Our effective tax rates for the three and six months ended June 30, 2017 differed from the U.S. Federal statutory rate primarily due to research and development tax credits, domestic production activities deductions and a discrete items related certain employee incentive stock options, partially offset by expense associated with employee incentive stock options, U.S. state tax expense and other permanent items.

We recorded provisions for income tax expense of $1.1 million and $2.3 million for the three and six months ended June 30, 2016, respectively. Our effective tax rate was 33.1% and 34.1% for the three and six months ended June 30, 2016, respectively. Our effective tax rates for the three and six months ended June 30, 2016 differed from the U.S. Federal statutory rate primarily due to discrete items recorded during the three months ended June 30, 2016, the domestic production activities deduction and research and development credits, partially offset by U.S. state tax expense.

As of June 30, 2017 and December 31, 2016, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

As of June 30, 2017, we had cash and cash equivalents and investments of $23.8 million, stockholders’ equity of $31.3 million, and working capital of $29.4 million. As of December 31, 2016, we had cash and cash equivalents and investments of $25.7 million, stockholders’ equity of $31.9 million, and working capital of $30.2 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$106,889	$3,761,870
Net cash provided by (used in) investing activities	528,333	(1,451,009)
Net cash used in financing activities	(1,548,476)	(9,613,117)

For the six months ended June 30, 2017, cash from operations decreased $(3.7) million to $0.1 million, compared to $3.8 million for the same period in 2016. This decrease was primarily the result of lower net income; higher net cash outflows related to accrued income taxes and accounts payable; partially offset by higher net cash inflows from accounts receivable, inventory and deferred revenue. The sum of our net income and certain non-cash expense items, such as stock compensation, the write-off of non-trade accounts receivable, depreciation and amortization was $1.4 million for the six months ended June 30, 2017 compared to $6.2 million for the same period last year.

Cash provided by investing activities was $0.5 million for the six months ended June 30, 2017, compared to cash used in investing activities of $1.5 million for the same period in 2016. During the six months ended June 30, 2017, we had cash inflows of $2.3 million related to the maturities of certain investments, which were partially offset by $1.3 million of cash used to purchase additional investments and $0.4 million of cash used to purchase property and equipment.

Cash used in financing activities was $1.5 million for the six months ended June 30, 2017, compared to $9.6 million during the same period in 2016 and primarily relates to purchases of treasury stock. During the six months ended June 30, 2017, we purchased $1.6 million of treasury stock, compared to $10.0 million during the same period in 2016.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of June 30, 2017. We had no other off-balance sheet arrangements during the six months ended June 30, 2017 or for the year ended December 31, 2016 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2017 and 2016.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2017, we had $7.0 million in corporate bonds, with $1.0 million that matures in less than 1 year, $5.1 million that matures between 1 and 3 years and $0.9 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2017, we expect the corresponding change in fair value of our investments would be approximately $124,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2017. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our recent operating losses have limited our capital resources, and could worsen if we are unable to increase revenues or adjust our costs appropriately. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

•                              labor disputes or shortages, including from the effects of health emergencies and natural disasters; and

•                              political instability and actual or anticipated military or political conflicts.

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

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our strategy, we plan to seek approvals for new MRI compatible products. The process of obtaining approvals, particularly from the FDA, is costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

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

As of June 30, 2017, the Warning Letter remains open.

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

Since we announced a stock repurchase programs in 2016 and 2017, we have used a significant amount of cash to repurchase shares of common stock of our company. As part of our strategy, we intend to opportunistically repurchase additional shares of common stock from time to time at prices that we believe are attractive. There can be no assurance that we will be able to repurchase shares on favorable terms or that, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced and we may be not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

While we believe that our cash and investment balances and prospective cash flow from our operations will provide us with adequate capital to fund operations for at least the next 12 months, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and lead our share price to decline.

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
10.1+

Employment Agreement Between the Registrant and John McCreery dated March 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on March 30, 2017).

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

IRADIMED CORPORATION

Dated: August 4, 2017	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)