Form 10-Q
period 2017-09-30
IRADIMED CORP
filed 2017-11-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The registrant had 10,555,233 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2017.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,406,305	$17,713,871
Accounts receivable, net of allowance for doubtful accounts of $34,751 as of September 30, 2017 and $44,308 as of December 31, 2016	3,508,432	3,775,699
Investments	6,804,783	7,965,521
Inventory, net	4,129,357	3,886,590
Prepaid expenses and other current assets	287,061	362,900
Prepaid income taxes	311,217	151,820
Total current assets	33,447,155	33,856,401
Property and equipment, net	1,853,506	1,456,149
Intangible assets, net	885,713	918,712
Deferred income taxes	1,553,469	789,402
Other assets	179,785	173,820
Total assets	$37,919,628	$37,194,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$794,446	$1,120,830
Accrued payroll and benefits	1,438,417	1,035,266
Other accrued taxes	68,247	119,094
Warranty reserve	48,513	40,905
Deferred revenue	1,380,618	1,033,146
Other current liability	120,634	120,634
Accrued income taxes	—	192,006
Total current liabilities	3,850,875	3,661,881
Deferred revenue	1,928,347	1,643,478
Total liabilities	5,779,222	5,305,359
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,554,753 shares issued and outstanding as of September 30, 2017 and 10,722,675 shares issued and outstanding as of December 31, 2016	1,076	1,072
Additional paid-in capital	13,808,596	12,055,188
Retained earnings	20,171,907	19,869,714
Treasury stock	(1,818,542)	—
Accumulated other comprehensive loss	(22,631)	(36,849)
Total stockholders’ equity	32,140,406	31,889,125
Total liabilities and stockholders’ equity	$37,919,628	$37,194,484

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,689,724	$7,673,217	$16,376,648	$26,506,275
Cost of revenue	1,307,767	1,405,884	3,929,699	4,850,748
Gross profit	4,381,957	6,267,333	12,446,949	21,655,527
Operating expenses:
General and administrative	2,551,290	1,869,927	6,848,472	7,217,854
Sales and marketing	1,251,901	1,346,742	3,940,216	4,039,550
Research and development	382,704	457,134	1,373,005	983,291
Total operating expenses	4,185,895	3,673,803	12,161,693	12,240,695
Income from operations	196,062	2,593,530	285,256	9,414,832
Other income (expense), net	28,715	(4,017)	79,377	23,092
Income before provision for income taxes	224,777	2,589,513	364,633	9,437,924
Provision for income tax expense	32,384	1,029,029	48,507	3,364,179
Net income	$192,393	$1,560,484	$316,126	$6,073,745
Net income per share:
Basic	$0.02	$0.15	$0.03	$0.56
Diluted	$0.02	$0.13	$0.03	$0.50
Weighted average shares outstanding:
Basic	10,565,598	10,684,650	10,664,132	10,852,476
Diluted	11,643,044	11,867,997	11,710,377	12,055,467

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$192,393	$1,560,484	$316,126	$6,073,745
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $2,159 and $(7,211) for the three months ended September 30, 2017 and 2016, respectively, and $5,825 and $(1,220) for the nine months ended September 30, 2017 and 2016, respectively	3,576	(13,049)	9,623	(1,156)
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $119 and $12,778 for the three months ended September 30, 2017 and 2016, respectively, and $2,162 and $29,495 for the nine months ended September 30, 2017 and 2016, respectively	122	22,091	4,595	51,047
Other comprehensive income	3,698	9,042	14,218	49,891
Comprehensive income	$196,091	$1,569,526	$330,344	$6,123,636

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$316,126	$6,073,745
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	(9,557)	19,100
Change in provision for excess and obsolete inventory	38,021	86,543
Depreciation and amortization	970,705	709,871
Write-off of non-trade accounts receivable	205,444	—
Excess tax benefit on the exercise of stock options	—	(550,431)
Stock-based compensation	1,735,078	1,788,045
Loss on maturities of investments	6,757	80,542
Changes in operating assets and liabilities:
Accounts receivable	71,380	(648,730)
Inventory	(273,121)	(1,170,928)
Prepaid expenses and other current assets	(576,504)	(622,454)
Other assets	(6,714)	(87,001)
Deferred income taxes	(769,615)	(638,467)
Accounts payable	(334,051)	(13,542)
Accrued payroll and benefits	403,151	7,667
Other accrued taxes	(50,847)	160,594
Warranty reserve	7,608	4,061
Deferred revenue	632,341	1,259,997
Other current liabilities	—	115,489
Accrued income taxes, net of prepaid income taxes	(351,403)	608,526
Net cash provided by operating activities	2,014,799	7,182,627
Investing activities:
Purchases of investments	(1,321,257)	(4,284,445)
Proceeds from maturity of investments	2,495,004	4,075,103
Purchases of property and equipment	(653,171)	(547,087)
Capitalized intangible assets	(28,800)	(588,228)
Net cash provided by (used in) investing activities	491,776	(1,344,657)
Financing activities:
Proceeds from stock option exercises	49,460	217,015
Taxes paid related to the net share settlement of equity awards	(45,059)	—
Income tax benefit credited to equity	—	550,431
Purchases of treasury stock	(1,818,542)	(9,969,468)
Net cash used in financing activities	(1,814,141)	(9,202,022)
Net increase (decrease) in cash and cash equivalents	692,434	(3,364,052)
Cash and cash equivalents, beginning of period	17,713,871	19,368,114
Cash and cash equivalents, end of period	$18,406,305	$16,004,062
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,171,964	$3,392,722

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of September 30, 2017, the Warning Letter remains open.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In July 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments in this update require that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured at first-in, first-out (FIFO) or average cost. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance effective January 1, 2017 on a prospective basis. The adoption of this guidance did not impact our financial condition, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance effective January 1, 2017 on a retrospective basis. As a result of the adoption, $311,871 of deferred taxes was reclassified from current to noncurrent assets, as of December 31, 2016.

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

Beginning January 1, 2017, excess tax benefits and deficiencies are reflected in the Statement of Operations as a component of the provision for income tax expense, whereas they were previously recognized as additional paid-in capital on the Balance Sheet. Adoption of this guidance resulted in the recognition of net tax deficiencies of $580 and $63,157 in our provision for income tax expense, with the effect of increasing our income tax expense for the three and nine months ended September 30, 2017.

Additionally, beginning on January 1, 2017, and on a prospective basis, the guidance now requires excess tax benefits and deficiencies be presented in the Statement of Cash Flows as an operating activity rather than as a financing activity, while the payment of withholding taxes on the net share settlement of equity awards be presented as a financing activity. The implementation of this guidance did not have a material impact on the Statement of Cash Flows for the nine months ended September 30, 2017. Prior period amounts were not retrospectively adjusted.

Effective January 1, 2017, we elected to recognize forfeitures as they occur rather than continue to estimate forfeitures expected to occur. This change in accounting policy resulted in an immaterial cumulative-effect adjustment to retained earnings for the nine months ended September 30, 2017.

The remaining updates required by this standard did not have a material impact to our interim unaudited condensed financial statements.

Recently Issued Accounting Pronouncements to be Implemented

In May 2014, the FASB issued ASU 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt this update in the first quarter of 2018. Early adoption is now permitted. Our preliminary assessment indicates implementation of this standard will not have a material impact on the financial statements. Our evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determing the standalone selling price for each performance obligation. Standalone selling prices under ASU 2014-09 may not be substantially different from the Company’s current methodologies of establishing fair value on multiple element arrangements. We continue to evaluate the impact of this guidance and its subsequent amendments on the financial position and results of operations, and any preliminary assessments are subject to change.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$192,393	$1,560,484	$316,126	$6,073,745
Weighted-average shares outstanding — Basic	10,565,598	10,684,650	10,664,132	10,852,476
Effect of dilutive securities:
Underwriters’ warrants	—	103,268	—	104,069
Stock options	1,060,598	1,077,209	1,041,997	1,097,957
Restricted stock units	16,848	2,870	4,248	965
Weighted-average shares outstanding — Diluted	11,643,044	11,867,997	11,710,377	12,055,467
Basic net income per share	$0.02	$0.15	$0.03	$0.56
Diluted net income per share	$0.02	$0.13	$0.03	$0.50

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	466,702	83,913	507,329	89,347

3 — Inventory

Inventory consists of:

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$3,594,517	$3,241,642
Work in process	272,163	135,626
Finished goods	446,219	716,666
Inventory before allowance for excess and obsolete	4,312,899	4,093,934
Allowance for excess and obsolete	(183,542)	(207,344)
Total	$4,129,357	$3,886,590

4 — Property and Equipment

Property and equipment consist of:

	September 30, 2017	December 31, 2016
	(unaudited)
Computer software and hardware	$487,136	$462,352
Furniture and fixtures	416,526	358,587
Leasehold improvements	191,139	191,139
Machinery and equipment	1,998,411	1,064,957
Tooling in-process	215,092	578,098
	3,308,304	2,655,133
Accumulated depreciation	(1,454,798)	(1,198,984)
Total	$1,853,506	$1,456,149

Depreciation and amortization expense of property and equipment was $97,991 and $58,903 for the three months ended September 30, 2017 and 2016, respectively, and $255,814 and $168,900 for the nine months ended September 30, 2017 and 2016, respectively.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2017	December 31, 2016
	(unaudited)
Patents — in use	$168,383	$168,383
Patents — in process	95,871	67,071
Internally developed software — in use	867,569	148,967
Internally developed software — in process	—	718,602
Trademarks	23,017	23,017
	1,154,840	1,126,040
Accumulated amortization	(269,127)	(207,328)
Total	$885,713	$918,712

Amortization expense of intangible assets was $20,600 and $2,634 for the three months ended September 30, 2017 and 2016, respectively, and $61,799 and $15,382 for the nine months ended September 30, 2017 and 2016, respectively.

Expected annual amortization expense for the remaining portion of 2017 and the next five years related to intangible assets is as follows:

Three months ending December 31, 2017	$20,600
2018	82,398
2019	82,398
2020	82,398
2021	82,398
2022	82,398

6 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of revenue	$57,144	$36,023	$152,574	$106,723
General and administrative	699,196	15,964	1,149,371	1,241,856
Sales and marketing	122,282	126,527	342,775	398,131
Research and development	34,653	13,942	90,358	41,335
Total	$913,275	$192,456	$1,735,078	$1,788,045

On July 17, 2017 (“Modification Date”), our Board of Directors approved a modification to the underwriters’ warrants originally issued pursuant to our initial public offering (“IPO Warrants”). This modification extends the expiration date of the IPO Warrants from the Modification Date to July 17, 2019 and revises the strike price from $8.125 to $10.05. The fair value of the amended IPO Warrants is $2.42 per share as measured using the Black-Scholes options pricing model. Related to this modification, we recognized $380,452 of expense during the three and nine months ended September 30, 2017, which is included in General and administrative expenses in our Condensed Statements of Operations. As of September 30, 2017, IPO Warrants to purchase 181,600 shares of our common stock remained outstanding.

As of September 30, 2017 we had $762,023 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2017, we had $2,125,894 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2017:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,482,204	159,646
Awards granted	3,000	70,984
Awards exercised/vested	(25,511)	(20,224)
Awards canceled	(16,000)	(4,318)
Outstanding end of period	1,443,693	206,088

7 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,872,289	$3,569	$28,824	$5,847,034
International corporations	971,087	1,645	14,983	957,749
Total	$6,843,376	$5,214	$43,807	$6,804,783

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,814,295	$385	$52,072	$6,762,608
International corporations	1,211,645	2,241	10,973	1,202,913
Total	$8,025,940	$2,626	$63,045	$7,965,521

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2017.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at September 30, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,847,034	$—	$5,847,034	$—
International corporations	957,749	—	957,749	—
Total	$6,804,783	$—	$6,804,783	$—

	Fair Value at December 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,762,608	$—	$6,762,608	$—
International corporations	1,202,913	—	1,202,913	—
Total	$7,965,521	$—	$7,965,521	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2017 and 2016 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at June 30, 2017	$(26,329)
Gains, net	3,576
Reclassification realized in net earnings	122
Balances at September 30, 2017	$(22,631)

Balances at June 30, 2016	$(14,436)
Losses, net	(13,049)
Reclassification realized in net earnings	22,091
Balances at September 30, 2016	$(5,394)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2017 and 2016 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balances at December 31, 2016	$(36,849)
Gains, net	9,623
Reclassification realized in net earnings	4,595
Balances at September 30, 2017	$(22,631)

Balances at December 31, 2015	$(55,285)
Losses, net	(1,156)
Reclassification realized in net earnings	51,047
Balances at September 30, 2016	$(5,394)

10 — Income Taxes

We recorded provisions for income tax expense of $32,384 and $48,507 for the three and nine months ended September 30, 2017, respectively. Our effective tax rate was 14.4% and 13.3% for the three and nine months ended September 30, 2017, respectively. Our effective tax rates for the three and nine months ended September 30, 2017 differed from the U.S. Federal statutory rate primarily due to favorable tax return adjustments, domestic production activities deductions and a discrete item related to certain employee incentive stock options, partially offset by expense associated with employee incentive stock options and U.S. state tax expense.

We recorded provisions for income tax expense of $1,029,029 and $3,364,179 for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was 39.7% and 35.6% for the three and nine months ended September 30, 2016, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 differed from the U.S. Federal statutory rate primarily due to U.S. state tax expense, partially offset by the domestic production activities deduction and research and development credits.

As of September 30, 2017 and December 31, 2016, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
United States	$5,016,550	$6,914,921	$14,176,357	$23,784,112
International	673,174	758,296	2,200,291	2,722,163
Total revenue	$5,689,724	$7,673,217	$16,376,648	$26,506,275

Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Devices:
IV infusion pump system	$3,606,327	$5,890,612	$9,888,166	$21,323,224
Patient monitoring systems	118,598	122,074	907,622	181,802
Total Devices revenue	3,724,925	6,012,686	10,795,788	21,505,026
Disposable IV sets and services	1,964,799	1,660,531	5,580,860	5,001,249
Total revenue	$5,689,724	$7,673,217	$16,376,648	$26,506,275

Property and equipment, net, information by geographic region is as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
United States	$1,316,365	$1,112,382
International	537,141	343,767
Total property and equipment, net	$1,853,506	$1,456,149

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

12 — Commitments and Contingencies

Leases. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for a new manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $33,171, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

A summary of our non-cancelable operating lease commitments of September 30, 2017 is as follows:

Three months ending December 31, 2017	$99,513
2018	398,051
2019	165,855
2020	—
2021	—
Total non-cancelable operating lease commitments	$663,419

Rent expense under our operating leases was $103,197 and $101,372 for the three months ended September 30, 2017 and 2016, respectively, and $306,221 and $303,811 for the nine months ended September 30, 2017 and 2016, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,400,000 at September 30, 2017 and $3,700,000 at December 31, 2016. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2016	10,722,675
Option exercises	25,511
Vesting of restricted stock units, net of shares withheld for taxes	16,489
Treasury stock	(209,922)
Balance, September 30, 2017	10,554,753

14 — Subsequent Event

On October 26, 2017, we issued a press release announcing that our 3880 MRI compatible patient vital signs monitoring system had been 510(k) cleared by the U.S. Food and Drug Administration.

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

Our Business

We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compabtible medical devices and accessories and services relating to them.

We are a leader in the development of innovative MRI compatible medical devices and the only known provider of non-magnetic intravenous (“IV”) infusion pump systems that are specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 monitor is rated for operation in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design, facilitating the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design, small form factor and unique wireless tablet remote control that allows for the effective communication of patient vital signs information to clinicians located in the MRI control room. Our 3880 MRI compatible patient vital signs monitoring system is currently available to domestic and international customers.

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, ongoing service contracts and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally.

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. We have distribution agreements for our products with 49 independent distributors selling our products internationally. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than approximately 95% of all U.S. hospitals and acute care facilities.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of September 30,  2017, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue decreased $(2.0) million, or (25.8)%, to $5.7 million for the third quarter ended September 30, 2017, compared to $7.7 million for the third quarter of last year. Net income was $0.2 million, or $0.02 per diluted share, in the third quarter ended September 30, 2017, compared to $1.6 million, or $0.13 per diluted share, in the third quarter last year. During the third quarter of 2017, we recognized revenue on 103 pump systems, compared to 184 pump systems during the same period in 2016.

For the remainder of 2017, we expect our revenues to increase, when compared to same period in 2016, as we continue to focus on penetrating the MRI compatible IV pump market of first-time adopters more deeply. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. Additionally, we expect to expand international sales of our new MRI compatible patient vital signs monitor and plan to commence shipments of this device in the U.S. during the fourth quarter of 2017, if FDA clearance is received by that time. We expect higher full year 2017 operating expenses compared to 2016 due to higher sales and marketing, regulatory, research and development expenses and a one-time charge related to the modification of the underwriters’ warrants.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2017.

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

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.0	18.3	24.0	18.3
Gross profit	77.0	81.7	76.0	81.7
Operating expenses:
General and administrative	44.8	24.4	41.8	27.2
Sales and marketing	22.0	17.6	24.1	15.2
Research and development	6.7	6.0	8.4	3.7
Total operating expenses	73.6	47.9	74.3	46.2
Income from operations	3.4	33.8	1.7	35.5
Other income (expense), net	0.5	(0.1)	0.5	0.1
Income before provision for income taxes	4.0	33.7	2.2	35.6
Provision for income tax expense	0.6	13.4	0.3	12.7
Net income	3.4%	20.3%	1.9%	22.9%

Three and Nine Months Ended September 30, 2017 and 2016

Revenue by Geographic Region

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
United States	$5,016,550	$6,914,921	(27.5)%	$14,176,357	$23,784,112	(40.4)%
International	673,174	758,296	(11.2)%	2,200,291	2,722,163	(19.2)%
Total revenue	$5,689,724	$7,673,217	(25.8)%	$16,376,648	$26,506,275	(38.2)%

Revenue by Type

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Devices:
IV infusion pump system	$3,606,327	$5,890,612	(38.8)%	$9,888,166	$21,323,224	(53.6)%
Patient monitoring systems	118,598	122,074	(2.8)%	907,622	181,802	399.2%
Total Devices revenue	3,724,925	6,012,686	(38.0)%	10,795,788	21,505,026	(49.8)%
Disposable IV sets and services	1,964,799	1,660,531	18.3%	5,580,860	5,001,249	11.6%
Total revenue	$5,689,724	$7,673,217	(25.8)%	$16,376,648	$26,506,275	(38.2)%

For the three months ended September 30, 2017, revenue decreased $(2.0) million, or (25.8)%, to $5.7 million from $7.7 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by a higher average selling price for our infusion pump systems resulting from a favorable product sales mix as we sold more higher priced optional pump features per pump sale on average in the third quarter 2017 compared to the third quarter 2016. During the three months ended September 30, 2017, we recognized revenue on 103 MRI compatible IV infusion pumps compared to 184 pumps for the same period in 2016. The average selling price of our MRI compatible IV infusion pump systems during the three months ended September 30, 2017 was approximately $35,000, compared to $32,000 for the same period in 2016.

For the three months ended September 30, 2017, revenue from sales in the U.S. decreased $(1.9) million, or (27.5)%, to $5.0 million from $6.9 million for the same period in 2016. Revenue from sales internationally decreased $(0.1) million, or (11.2)%, to $0.7 million for the three months ended September 30, 2017, from $0.8 million for the same period in 2016. International revenue for the three months ended September 30, 2017 included $0.1 million in sales of our 3880 MRI compatible patient vital signs monitoring system. Domestic sales accounted for 88.2% of total revenue in the third quarter 2017, compared to 90.1% in the third quarter 2016.

For the three months ended September 30, 2017, revenue from sales of devices decreased $(2.3) million, or (38.0)%, to $3.7 million from $6.0 million for the same period in 2016. Revenue from devices for the three months ended September 30, 2017 included $0.1 million in sales of our 3880 MRI compatible patient vital signs monitoring system.

For the three months ended September 30, 2017, revenue from sales of our disposable IV sets and services increased $0.3 million, or 18.3%, to $2.0 million from $1.7 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

For the nine months ended September 30, 2017, revenue decreased $(10.1) million, or (38.2)%, to $16.4 million from $26.5 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by international sales of our MRI compatible patient vital signs monitoring systems and a higher average selling price for our infusion pump systems resulting from a favorable product sales mix as we sold more higher priced optional pump features per pump sale on average in the first nine months of 2017 compared to the same period in 2016. During the nine months ended September 30, 2017, we recognized revenue on 282 MRI compatible IV infusion pumps compared to 709 pumps for the same period in 2016. The average selling price of our MRI compatible IV infusion pump systems during the nine months ended September 30, 2017 was approximately $35,000, compared to $30,100 for the same period in 2016.

For the nine months ended September 30, 2017, revenue from sales in the U.S. decreased $(9.6) million, or (40.4)%, to $14.2 million from $23.8 million for the same period in 2016. Revenue from sales internationally decreased $(0.5) million, or (19.2)%, to $2.2 million for the nine months ended September 30, 2017, from $2.7 million for the same period in 2016. International revenue for the nine months ended September 30, 2017 included $0.8 million in sales of our 3880 MRI compatible patient vital signs monitoring system. Domestic sales accounted for 86.6% of total revenue for the nine months ended September 30, 2017, compared to 89.7% for the same period in 2016.

For the nine months ended September 30, 2017, revenue from sales of devices decreased $(10.7) million, or (49.8)%, to $10.8 million from $21.5 million for the same period in 2016. Revenue from devices for the nine months ended September 30, 2017 included $0.8 million in sales of our 3880 MRI compatible patient vital signs monitoring system.

For the nine months ended September 30, 2017, revenue from sales of our disposable IV sets and services increased $0.6 million, or 11.6%, to $5.6 million from $5.0 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,689,724	$7,673,217	$16,376,648	$26,506,275
Cost of revenue	1,307,767	1,405,884	3,929,699	4,850,748
Gross profit	$4,381,957	$6,267,333	$12,446,949	$21,655,527
Gross profit percentage	77.0%	81.7%	76.0%	81.7%

For the three months ended September 30, 2017, cost of revenue decreased $(1.0) million, or (7.0)%, to $1.3 million from $1.4 million for the same period in 2016. Gross profit decreased $(1.9) million, or (30.1)%, to $4.4 million for the third quarter 2017 from $6.3 million for the same period in 2016. The decrease in cost of revenue and gross profit is primarily attributable to lower sales of our MRI compatible IV infusion pump systems. Gross profit margin was 77.0% for third quarter 2017, compared to 81.7% for the third quarter 2016. This is the result of unfavorable overhead absorption rates due to lower production output during the third quarter 2017 when compared to the third quarter 2016, higher depreciation and amortization expense and higher international sales as a percent of total revenue when compared to the same period last year.

For the nine months ended September 30, 2017, cost of revenue decreased $(1.0) million, or (19.0)%, to $3.9 million from $4.9 million for the same period in 2016. Gross profit decreased $(9.3) million, or (42.5)%, to $12.4 million for the nine months ended September 30, 2017 from $21.7 million for the same period in 2016. The decrease in cost of revenue and gross profit is primarily attributable to lower sales of our MRI compatible IV infusion pump systems. Gross profit margin was 76.0% for the nine months ended September 30, 2017, compared to 81.7% for the same period in 2016. This is the result of unfavorable overhead absorption rates due to lower production output during the nine months ended September 30, 2017 when compared to the same period in 2016, higher depreciation and amortization expense and higher international sales as a percent of total revenue when compared to the same period last year.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$2,551,290	$1,869,927	$6,848,472	$7,217,854
Percentage of revenue	44.8%	24.4%	41.8%	27.2%
Sales and marketing	$1,251,901	$1,346,742	$3,940,216	$4,039,550
Percentage of revenue	22.0%	17.6%	24.1%	15.2%
Research and development	$382,704	$457,134	$1,373,005	$983,291
Percentage of revenue	6.7%	6.0%	8.4%	3.7%

General and Administrative

For the three months ended September 30, 2017, general and administrative expense increased $0.7 million, or 36.4%, to $2.6 million from $1.9 million for the same period last year. This increase is primarily due to higher expenses for stock compensation expense related to a one-time charge for the modification of the underwriters’ warrants, payroll and employee benefits and regulatory costs, partially offset by lower expenses for corporate franchise taxes and GPO administration fees due to lower sales.

For the nine months ended September 30, 2017, general and administrative expense decreased $(0.4) million, or (5.1)%, to $6.8 million from $7.2 million for the same period last year. This decrease is primarily due to lower expenses for GPO administrative fees due to lower sales, corporate franchise taxes and legal and professional fees, partially offset by higher expenses for payroll and employee benefits, the write-off of non-trade accounts receivable and regulatory costs.

Sales and Marketing

For the three months ended September 30, 2017, sales and marketing expense decreased $(0.1) million, or (7.0)%, to $1.25 million from $1.35 million for the same period in 2016. This is primarily the result of lower expenses for recruiting and sales meeting costs.

For the nine months ended September 30, 2017, sales and marketing expense decreased $(0.1) million, or (2.5)%, to $3.9 million from $4.0 million for the same period in 2016. This is primarily the result of lower expenses for sales commissions due to lower sales, stock compensation and recruiting, offset by higher payroll expense due to the higher employee count when compared to the same period in 2016.

Research and Development

For the three months ended September 30, 2017, research and development expense decreased $(0.1) million, or (16.3)%, to $0.4 million from $0.5 million for the same period in 2016. This is primarily the result of lower expenses for consulting and outside engineering services, partially offset by higher payroll expenses due to higher employee count when compared to the same period in 2016.

For the nine months ended September 30, 2017, research and development expense increased $0.4 million, or 39.6%, to $1.4 million from $1.0 million for the same period in 2016. This is primarily the result of higher expenses for payroll due to higher employee count and consulting costs, partially offset by lower expenses for outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2017, we reported other income of approximately $29,000 compared to other expense of approximately $4,000 for the same period in 2016. This increase is primarily due lower losses on the maturity of securities during the third quarter 2017 compared to the third quarter 2016.

For the nine months ended September 30, 2017 and 2016, we reported other income of approximately $79,000 and $23,000, respectively. This increase is primarily due to lower losses on the maturity of securities during the nine months ended September 30, 2017 compared to the same period in 2016.

Income Taxes

We recorded provisions for income tax expense of $32,384 and $48,507 for the three and nine months ended September 30, 2017, respectively. Our effective tax rate was 14.4% and 13.3% for the three and nine months ended September 30, 2017, respectively. Our effective tax rates for the three and nine months ended September 30, 2017 differed from the U.S. Federal statutory rate primarily due to favorable tax return adjustments, domestic production activities deductions and a discrete item related to certain employee incentive stock options, partially offset by expense associated with employee incentive stock options and U.S. state tax expense.

We recorded provisions for income tax expense of $1,029,029 and $3,364,179 for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was 39.7% and 35.6% for the three and nine months ended September 30, 2016, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 differed from the U.S. Federal statutory rate primarily due to U.S. state tax expense, partially offset by the domestic production activities deduction and research and development credits.

As of September 30, 2017 and December 31, 2016, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

As of September 30, 2017, we had cash and cash equivalents and investments of $25.2 million, stockholders’ equity of $32.1 million, and working capital of $29.6 million. As of December 31, 2016, we had cash and cash equivalents and investments of $25.7 million, stockholders’ equity of $31.9 million, and working capital of $30.2 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$2,014,799	$7,182,627
Net cash provided by (used in) investing activities	491,776	(1,344,657)
Net cash used in financing activities	(1,814,141)	(9,202,022)

For the nine months ended September 30, 2017, cash from operations decreased $(5.2) million to $2.0 million, compared to $7.2 million for the same period in 2016. This decrease was primarily the result of lower net income; higher net cash outflows related to accrued income taxes and accounts payable; partially offset by higher net cash inflows from  reduced inventory purchases, higher accounts receivable receipts and lower cash outflows for accrued payroll. The sum of our net income and certain non-cash expense items, such as stock compensation, the write-off of non-trade accounts receivable, depreciation and amortization of property and equipment and intangible assets was $2.6 million for the nine months ended September 30, 2017 compared to $8.0 million for the same period last year.

Cash provided by investing activities was $0.5 million for the nine months ended September 30, 2017, compared to cash used in investing activities of $1.3 million for the same period in 2016. During the nine months ended September 30, 2017, we had cash inflows of $2.5 million related to the maturities of certain investments, which were partially offset by $1.3 million of cash used to purchase additional investments and $0.7 million of cash used to purchase property and equipment. During the nine months ended September 30, 2016, we had cash outflows of $4.3 million related to the purchase of additional investments, which was partially offset by $4.1 million related to the maturities of certain investments. Also during the nine months ended September 30, 2016, we capitalized $0.6 million of intangible assets and purchased $0.5 million of property and equipment.

Cash used in financing activities was $1.8 million for the nine months ended September 30, 2017, compared to $9.2 million during the same period in 2016 and primarily relates to purchases of treasury stock. During the nine months ended September 30, 2017, we purchased $1.8 million of treasury stock, compared to $10.0 million during the same period in 2016.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $33,171, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2017. We had no other off-balance sheet arrangements during the nine months ended September 30, 2017 or for the year ended December 31, 2016 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2017 and 2016.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2017, we had $6.8 million in corporate bonds, with $1.7 million that matures in less than 1 year, $4.2 million that matures between 1 and 3 years and $0.9 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2017, we expect the corresponding change in fair value of our investments would be approximately $110,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2017. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our current revenue and profitability is significantly dependent on the sale of the MRidium 3860+ MRI compatible IV infusion pump system and the ongoing sale of disposable tubing sets and related services. Sales of the MRidium 3860+ MRI compatible IV infusion pump system have historically comprised a substantial majority of our net revenue. Our near-term revenue and profitability will, accordingly, be dependent upon our ability to successfully market and sell this Class II medical device.

In the past, the FDA has issued us a Warning Letter that impacted our ability to commercially distribute our products. Although we have resumed commercial distribution of the MRidium 3860+ MRI compatible IV infusion pump system, the Warning Letter remains open and there can be no guarantee that the FDA will not take similar action in the future. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse future requests for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our recent decline in operating results have limited our capital resources, and could worsen if we are unable to increase revenues or adjust our costs appropriately. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our continued success depends on the integrity of our supply chain, including multiple single-source suppliers, the disruption of which could negatively impact our business.

Many of the component parts of our products are obtained through supply agreements with third parties. Some of these parts require our partners to engage in complex manufacturing processes and involve long lead times or delivery periods. In light of our dependence on third-party suppliers, several of which are single-source suppliers, we are subject to inherent uncertainties and risks related to their ability to produce or deliver parts on a timely basis, to comply with product safety and other regulatory requirements and to provide quality parts to us at a reasonable price.

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

In the near term, we do not anticipate finding alternative sources for our primary suppliers, including single source suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, or manufacture or deliver such materials later than anticipated, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of raw materials, parts, or finished products, could result in an interruption in the supply of certain products and a decline in our sales.

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

The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production of our pump, the batch may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

Our markets are very competitive and we sell certain of our products in a mature market.

The market for our 3880 MRI compatible patient vital signs monitoring system is mature and sales growth for our monitor in the U.S. could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We expect recurring sales to our existing customers to generate a majority of our revenue in the future, and if our existing customers do not continue to purchase products from us, our revenue may decline.

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

If we fail to maintain relationships with Group Purchasing Organizations, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with Group Purchasing Organizations (“GPOs”). Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future or current competitor’s products, we may be precluded from making sales of our competing products to members of that GPO for the duration of the contractual arrangement. For example, even if we have an existing contract with a GPO for sales of our MRidium 3860+ MRI compatible IV infusion pump, we may encounter difficulties in selling, or be unable to sell, our 3880 MRI compatible patient vital signs monitoring system to that GPO’s affiliated hospitals and other members, which may result in a longer sales cycle or an inability. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

Our future success will require us to educate a sufficient number of clinicians, anesthesiologists, radiologists, hospital administrators and other purchasing decision-makers about our products and the costs and benefits of our products. If we fail to demonstrate the safety, reliability and economic benefits of our products to hospitals and acute medical facilities, our products may not be adopted and our expected and actual sales would suffer.

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

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for MRI compatible infusion, therapeutic, diagnostic and safety products and services. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. If we do not successfully adapt our technology, products and applications, we could lose revenue opportunities and customers. In addition, we may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the personnel, systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory agencies. The majority of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practice requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or other regulatory agencies to grant pre-market clearances or approvals for our products, withdrawals or suspensions of future or current clearances or approvals and criminal prosecution.

In addition, our products are subject to pre-clearance requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval, would negatively affect our ability to sell our products, and harm our anticipated revenues.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-tenth to one-third of our net revenues and we expect that non-U.S. sales will contribute to future growth. However, our expectation of revenue from outside the U.S. over the next twelve months is on the low end of our historical averages. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

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

•                              different local product preferences and product requirements, which might increase with increasing nationalism;

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all of our medical products are “medical devices” within the meaning of the FDA regulations. While this tax has been suspended by legislation for 2016 and 2017, it’s return thereafter and potential increases from the 2.3% level in future years would negatively impact our operating results. We cannot currently forsee that the suspension will be extended for 2018.

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

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of September 30, 2017, the Warning Letter remains open.

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

Since we announced stock repurchase programs in 2016 and 2017, we have used a significant amount of cash to repurchase shares of common stock of our company. As part of our strategy, we intend to opportunistically repurchase additional shares of common stock from time to time at prices that we believe are attractive. There can be no assurance that we will be able to repurchase shares on favorable terms or that, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

10.2

Amendment to Warrant to Purchase Common Stock dated as of July 17, 2017 by and between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 21, 2017).

10.3

Amendment to Warrant to Purchase Common Stock dated as of July 17, 2017 by and between the Company and Monarch Capital Group, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 21, 2017).

10.4

Amendment to Warrant to Purchase Common Stock dated as of July 17, 2017 by and between the Company and Lisa Walters-Hoffert (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36534), filed on November 3, 2017).

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

IRADIMED CORPORATION

Dated: November 6, 2017	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)