Form 10-K
period 2017-12-31
IRADIMED CORP
filed 2018-03-08
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $38,713,175.

There were 10,604,648 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2018. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

Documents Incorporated by Reference: Information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•                              our ability to receive 510(k) clearance for our products and product candidates, resolve various matters identified in the U.S. Food & Drug Administration (“FDA”) Warning Letter, complete inspections conducted by the FDA resulting in favorable outcomes, additional actions by or requests from the FDA (including a request to cease domestic distribution of products) and unanticipated costs or delays associated with the resolution of these matters;

•                              unexpected costs, expenses and diversion of management attention resulting from the FDA Warning Letter and other actions or requests posed to us by the FDA;

•                              our primary reliance on a limited number of products;

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

ii

PART I

ITEM 1.                                                BUSINESS

Overview

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “us”, “our”) develops, manufactures, markets and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and accessories and services relating to them.

MRidium 3860+ MRI Compatible IV Infusion Pump System

We are the only known provider of a non-magnetic Intravenous (“IV”) infusion pump system that is specifically designed for safe use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

The 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 monitor is rated for operation in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design, facilitating the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design, small form factor and unique wireless tablet remote control that allows for the effective communication of patient vital signs information to clinicians located in the MRI control room. Our 3880 MRI compatible patient vital signs monitoring system received FDA 510(k) clearance in October 2017 and is currently available to domestic and international customers.

With the expanding use of MRI procedures, both traditional procedures and new intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President, Chief Executive Officer and Chairman of the Board of Directors, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion system in 2004.

We were incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2017, our direct sales force consisted of 18 field sales representatives, supported by 2 regional sales directors and supplemented by 3 clinical support representatives. Our goal is to continue to expand our U.S. sales force to between 22 and 24 field sales representatives and 6 clinical support representatives by the end of 2018. Internationally, we market our products into approximately 50 countries through the use of independent distributors.

As of December 31, 2017 we have sold approximately 4,500 MRI compatible IV infusion pump systems globally. In December 2016, we began shipping our 3880 Monitor in small quantities to certain of our international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our selling efforts in the United States.

We generate revenue from the one-time sale of our MRI compatible medical devices and accessories. Recurring revenue is generated from ongoing service contracts and the sale of disposable products used with our devices. In fiscal year 2017, our revenue was $23.1 million and our operating profit was $1.3 million representing an operating margin of 5.6 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2018.

Our internet website is www.iradimed.com. We make available on the Investors section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC. We include our website address throughout this filing for reference only. The information contained on our website is not incorporated by reference to this report.

History and Development

Mr. Susi founded Invivo Research Inc. in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research Inc. from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices used during MRI procedures. Invivo Research was acquired by Invivo Corporation in 1992, which began trading on the NASDAQ Stock Exchange in 1994. Mr. Susi served as a Director of Invivo Corporation from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo Corporation was acquired by Intermagnetics General Corporation in 2004. The Invivo MRI compatible vital signs monitoring system, currently owned by Koninklijke Philips NV (NYSE: PHG), continues to maintain a market-leading position.

Mr. Susi began exploring the market for an MRI compatible IV infusion pump while at Invivo. Invivo subsequently disclaimed any interest in the infusion pump and acknowledged that Mr. Susi was free to pursue the infusion pump development for his own account. Accordingly, Mr. Susi began the formal and detailed development of what subsequently has become our MRidium MRI compatible IV infusion pump system. This first generation MRI compatible IV infusion pump system and its associated proprietary IV tubing sets obtained FDA 510(k) market clearance in March 2005 after which we began our sales and marketing efforts.

We commenced international sales through a network of distributors and in 2006, we signed an exclusive distribution agreement with Mallinckrodt/Tyco Healthcare (now part of Medtronic plc (NYSE: MDT)) for domestic and Canadian distribution of our products including the MRidium 3850 MRI compatible IV infusion pump system (the predecessor to our current 3860+ model). The exclusive arrangement ended in 2010, allowing us to implement a direct marketing strategy with our own sales force in the U.S. and Canada.

In 2009, we introduced our second generation MRI compatible IV infusion pump system, the MRidium 3860+ which improved upon the previous 3850 version in a number of areas, including the addition of blood oxygen saturation monitoring (“SpO2”), and remote wireless monitoring capability. An SpO2 monitor can signal when an insufficient level of oxygen is being supplied to the body. Our MRidium 3860+ is the only MRI compatible IV infusion pump system on the market today.

In 2014, we began developing our own MRI compatible patient vital signs monitoring system (“3880 Monitor”). Through the use of current and new technologies, and our trade secrets, we believe our 3880 Monitor improves on the design of other MRI compatible vital signs monitors. Our 3880 Monitor has a compact and lightweight design, overcoming many of the workflow issues created by other larger and heavier MRI compatible monitors currently in the market. In December 2016, we made our first shipments of the 3880 Monitor to international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our direct selling efforts in the United States.

Industry

We currently compete in the MRI compatible medical device market.

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely-used, non-invasive medical imaging technique to visualize vital organs, body function and to identify blockages, abnormalities and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to continuously deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

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

Standard Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients undergoing an MRI who require IV medications during their imaging procedure: (1) do not offer MRI treatment to patients requiring IV delivered medications or sedation; (2) use standard (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (3) proceed and accept patients for an MRI procedure but stop the flow of IV fluids during the procedure; (4) allow the gravity controlled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks, introduce safety risks and may result in deficient patient care.

Use of multiple lengths of extension tubing can cause infusion inaccuracies, unnecessary waste of costly medications and false alarms or, more seriously, delayed alarms for equipment issues such as occlusion, especially when low flow rates are being used. Such makeshift extension sets can also affect the effectiveness of fluid delivery. A clinician’s adjustment of dosage and other settings may take longer to reach the patient due to the over-extended tubing.

Further, there are risks in using a standard IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MR system, resulting in potentially deadly projectiles. Moreover, an MR scanner’s gradient magnetic field and RF fields can send currents through cables and other conductive materials that are near the MR system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

Other problems include devices malfunctioning if they are not properly designed for use in the harsh MR environment and low-quality MR images due to artifacts caused by RF interference emitted from ancillary equipment.

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a Faraday cage) for use with their standard IV pumps, but the approach has not been widely accepted by customers. The major problem with this approach is that a highly magnetic standard IV infusion pump is still being introduced into a hazardous MRI environment which can lead to projectile accidents. Additionally, placing a highly magnetic standard IV infusion pump inside a shielded box hinders an operator’s ability to determine the pump’s status and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with a standard IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our MRI compatible IV infusion pump system can be safely placed anywhere in the scanner room including next to the scanner. We are not aware of any “shielded box” installations in use in the U.S. or any with a FDA 510(k) clearance and hence, we expect little current competition from this approach in the U.S.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution and hence a truly MRI compatible product.

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a safety device. Accordingly, we do not actively market our IV infusion pump systems in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there are approximately 11,250 MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for our MRI compatible IV infusion pump system. Of the facilities currently using our MRI compatible IV infusion pumps, many have elected to purchase more than one IV infusion pump system per MRI scanner installed. Based on our historical sales and customer pump purchases, we estimate that our current global market opportunity represents approximately 18,000 MRI compatible IV infusion pump systems, of which approximately 55 percent is located in the U.S.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. Our current estimate of global annual sales of MRI multi-parameter vital signs monitors is approximately 1,000 to 1,200 units, of which we believe that approximately 70 percent to 80 percent is located in the U.S. We believe that annual unit sales are growing at approximately 6 percent. This unit count equates to a current annual market of approximately $70 million to $80 million, before including the associated accessories, disposables and services.

Additionally, this unit estimate is based on a ratio of one MRI patient vital signs monitor per MRI scanner, which is driven primarily by the large size and weight of existing MRI monitors currently available from competitors. Given the compact and lightweight design of our MRI monitor, which facilitates intra-hospital transport of patients while maintaining continuous monitoring of vital signs, we believe we have an advantage and can expand the market to achieve a ratio of greater than one of our 3880 Monitors per MRI scanner.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible IV infusion pump primarily to the MRI departments of hospitals. We believe, however, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within the hospital where there is a high probability that MRI procedures will need to be performed on patients. Expanded use of our MRI compatible medical devices would serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner. Accordingly, at the beginning of 2016, we implemented a critical care strategy whereby we began to market our MRI compatible IV infusion pumps to ICU and ER departments as well as our historical call points in radiology and anesthesiology. We implemented this same marketing strategy for our 3880 Monitor after receiving FDA 510(k) clearance in October 2017.

It is often necessary for a patient in a critical care department of the hospital who is connected to a standard vital signs monitor and a standard IV infusion pump that is delivering critical medications to be quickly moved to the MRI facility for immediate imaging. The presence of our MRI compatible medical devices in those critical care departments enables the orderly and rapid transfer between those standard medical devices to our 3880 Monitor and MRidium MRI compatible IV infusion pump in the critical care department prior to transporting the patient for an MRI. Seriously ill patients are generally at higher risk when they are away from the resources of critical care departments, and efficient transfers to MRI compatible devices while the patient is in the critical care environment minimizes the time the patient spends away from the critical care department.

We believe there is a higher occurrence of equipment-related adverse events during the intra-hospital transport of critically ill patients. We therefore believe that placing our MRI compatible devices in critical care departments could reduce patient adverse events associated with vital signs monitors and IV pump transfers typically performed within MRI departments.

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

Strategy

Company Objective

Our objective is to become the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. We believe our current products increase the safety of performing MRI diagnostics for critically ill patients and children by minimizing potential complications with IV infusions and vital signs monitoring.

We seek to grow our business by, among other things:

Driving market awareness of our MRI compatible IV infusion pump and the safety risks associated with using conventional IV pumps with long IV lines

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

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals. We began marketing our 3880 Monitor internationally in December 2016 and received FDA 510(k) clearance in October 2017. Upon receipt of FDA 510(k) clearance, we immediately began marketing the 3880 Monitor to domestic customers.

Continuing to innovate with MRI compatible patient care products

Our management team collectively has more than 100 years of experience with MRI compatible products. We have entrenched relationships with many of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically-advanced MRI patient care products.

When reasonably available, acquiring synergistic MRI patient care companies, products or technology licenses to accelerate our product development and leverage our existing direct sales organization in the U.S.

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the acquisition of technologies and intellectual property of others. We have a developing and growing direct sales organization in the U.S. and a team of experienced international distributors that can effectively go to market with additional MRI patient care products. We continue to analyze such opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness and adoption of our MRI compatible products by:

Expanding our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development and expansion of our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our infusion pump solution and the shortcomings of current workaround practices. Additionally, with the launch of our 3880 Monitor, we will now focuse on educating customers on the total workflow benefits our device offers and how our device increases patient safety through its transport capabilities.

Since 2011, our U.S. sales team has grown from one field sales representative to a team of 18 direct field sales representatives, 2 regional sales directors and 3 clinical support representatives. As business progress dictates, we intend to continue to add to our specialized, MRI product-focused sales team, including clinical support representatives. We believe that we can significantly increase sales of our MRI compatible medical devices by also calling on anesthesia and critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy will likely expand the number of acute care facilities using our MRI compatible products and increase the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Japan, to expand the business and augment our market penetration rates. During 2018, we plan to begin the expansion of our internal capacity to serve these high potential markets by adding a dedicated regional sales manager located outside the U.S. to oversee our relationships at the local level.

Supporting commercial efforts with evidence-based information

We focus our sales team on educating customers on the safety and efficiency benefits of using our MRI compatible products. To assist in the education process, we have developed materials that document the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We are also developing materials documenting the benefits of uninterrupted vital signs monitoring that allows for easy transfer of critically ill patients from ICU or ER to the MRI scanner room and back. We believe this kind of evidence-based documentation will help us to provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRI compatible products.

Providing best in class customer service and user experience

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We devote a significant amount of time and training to ensure that this educational experience is a success. This training is performed most commonly by our sales staff and is augmented by our clinical support representatives; however, we intend to hire more clinical support specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products.

Our Products

Typical MRI Scanner Room

The following diagram is representation of an aerial view of a typical MRI scanner room with a top-of-the-line 3T magnet. The gauss-lines illustrate the distance from the magnet where various types of medical devices can safely operate. Our MRidium MRI compatible IV infusion pump is the only pump on the market approved to operate safely and reliably near the patient (area shown in blue). All of the other pumps must either be placed at a distance from the MRI scanner, which may include being outside of the scanner room entirely. Additionally, our 3880 MRI compatible patient vital signs monitor is the only MRI monitor that can operate safely and reliably in very close proximity to the bore of the powerful magnet used to operate the MRI (area shown in red).

7.3 M
5.2 M
1 M
3T
Magnet
MRI Magnet Room
Iradimed's 3880 Monitor and certain accessories (safe > 10,000 Gauss)
Iradimed's Infusion Products (safe < 10.000 Gauss)
Current other MRI compatible products (safe < 200 Gauss)
Conventional medical devices must operate outside MRI Magnet Room

We currently offer two primary product types: (1) a MRI compatible IV infusion pump system with associated disposable IV tubing sets, and (2) a MRI compatible patient vital signs monitoring system.

MRidium MRI Compatible IV Infusion Pump System

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely-designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

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

•                  Available with a Dose Error Reduction System (“DERS”) to reduce the risk of medication errors and simplify clinician monitoring.

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

Our MRI compatible IV infusion pump system includes the 3860+ MRI compatible IV infusion pump, proprietary single-use IV tubing sets, a non-magnetic pole and a lithium battery. In addition, we offer optional upgrade systems including the 3861 Side Car, 3865 Remote Display/Control, DERS and an SpO2 monitor as discussed below.

MRidium 3860+ MRI Compatible IV Infusion Pump

The MRidium 3860+ MRI compatible IV infusion pump system was introduced in 2009 and improved upon the performance and features of our first generation MRidium 3850 MRI compatible IV infusion pump system. Our pump system can operate dependably in the presence of 0.2T to 3T magnets and are fully operational up to the 10,000 gauss-line. This means they are highly versatile and can operate virtually anywhere in the MRI scanner room, including close to the MRI scanner. The MRidium 3860+ MRI compatible IV infusion pump system has a 10-key numeric input keypad making our system easy to accurately program and operate. Our pumping range of 0.1 mL per hour to 1,400 mL per hour provides a broad range of fluid flow control. Our broad range of infusion rates support differing patient needs including low levels for pediatric sedation, mid-levels for continued IV infusion of medications to critically-ill patients and high levels in the event of emergency situations. Our MRidium 3860+ MRI compatible IV infusion pump system offers a dose rate calculator, bolus dose programming, full alarm settings, and a rechargeable battery with a 12-hour battery life.

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

MR IV Pole

We offer a fully-functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support two MRidium MRI compatible IV infusion pumps, each with a 3861 Side Car Pump Module. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluid bags.

Optional Features

Our 3860+ MRI compatible IV infusion pump system gives customers the ability to adapt their systems to meet their specific needs. In addition to our standard product features, we also offer system upgrades which include a modular add-on second IV channel through our “Side Car,” a wireless remote control/display, DERS and an imbedded SpO2 monitor. We also offer rechargeable lithium polymer battery packs which have 12-hour battery life when not connected to an electrical outlet.

3861 Side Car Pump Module

Our Side Car Pump Module can be attached to our 3860+ MRidium MRI compatible IV infusion pump to provide a second channel for infusion delivery. This flexible option allows hospitals to convert their single-channel infusion pump into a dual-channel system designed to deliver both large and small volume fluids in the MRI scanner room. The side car is fully functional with our 3865 MRidium Wireless Remote, allowing clinicians the ability to control both channels with one remote control unit outside of the MRI scanner room. The additional delivery line has all of the same features and benefits as the 3860+ MRidium MRI compatible IV infusion pump, as described above.

3865 MRidium Wireless Remote Display/Control

Our wireless remote control units allow for complete control and monitoring of the MRidium MRI compatible IV infusion pump system from the control room (outside of the MRI scan room). The 3865 MRidium Wireless Remote relays all commands and displays information bi-directionally between the MRI compatible IV infusion pump and the remote control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote control unit utilizes a proven MRI compatible 2.4 GHz frequency hopping spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote control unit to adjust a second pump channel when used in combination with our Side Car unit discussed above. Our 3865 MRidium Wireless Remote also functions as a battery charger for our MRidium battery pack.

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

SpO2 Monitoring with Sensor and Accessories

Our MRidium 3860+ MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2™ capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring of the patient. In addition, our fiber optic MRI-SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic-based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MR scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

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

The basic configuration of the 3880 Monitor includes wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms, and non-invasive blood pressure. Optional features include all or a combination of non-magnetic respiratory CO2; patient temperature, and/or; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements.

The MRI compatible patient vital signs monitoring system also includes: (1) an extended range remote tablet that allows for remote monitoring from outside the MRI scanner room; (2) a base station control center that facilitates printing, wireless communications between the remote tablet and the monitor, and acts as a battery charger for the remote tablet, and; (3) wireless ECG and SpO2 pods that facilitate the respective monitoring modalities. We are also currently working on additional features that will be offered as options in the future.

Intellectual Property

We protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. During the development of our products, our founder, Roger Susi, obtained a number of patents regarding our MRI compatible IV infusion pump and related systems. Mr. Susi has irrevocably assigned these patents to us. We consider our patents important but do not believe our future success is materially dependent upon patents.

We have ten issued U.S. patents and four issued foreign patents with remaining lives that range from 5 to 14 years. Additionally, prior December 31, 2017, we were notified by the U.S. Patent and Trademark Office that the terms on two of our existing patents were to be extended as of January 2018. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 18 direct field sales representatives, 2 regional sales directors and 3 clinical support representatives. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our VP of International Sales, an industry veteran with over 20 years in the IV infusion pump business and over 10 years managing our international sales.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue Years Ended December 31,
	2017	2016	2015
United States	84.5%	88.9%	91.3%
International	15.5%	11.1%	8.7%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue Years Ended December 31,
	2017	2016	2015
Devices	67.0%	79.3%	83.4%
Disposable IV Sets and Services	33.0%	20.7%	16.4%

We define backlog as of a particular date to mean firm purchase orders from customers for which have we have not yet fulfilled. As part of our commitment to customer service, our goal is to ship products to meet the customers’ requested shipment dates. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

For the years ended December 31, 2017, 2016 and 2015, backlog was approximately:

	Year ended December 31,
(In millions)	2017	2016	2015
Backlog	$2.7	$1.6	$13.9

Historical selling cycles for our devices have varied widely and are now typically three to six months in duration. To supplement the efforts of our sales and clinical support representatives, we produce and distribute videos that provide users of our MRidium products an easy means for learning clinical applications. These videos guide users through a detailed step-by-step process in using our MRI compatible IV infusion pump system, including initial product set-up, selection of infusion sets, loading the infusion pump, programming the pump, managing alarms and alerts and prompts, SpO2 monitoring, and other advanced functions. Users also benefit from our detailed operator manuals and 24/7 technical support via telephone. We intend to develop similar customer support materials for our 3880 MRI compatible patient vital signs monitoring system in the near future.

The principal customers for our MRI compatible products include hospitals and acute care facilities. The key decision maker in a purchase varies on the hospital department making the purchase. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis in an attempt to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include regular surveys and visits to customer sites.

We enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”) in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

•                  Negotiated pricing for all group members;

•                  Volume discounts and other preferential terms on their members’ purchases from us;

•                  Promotion of our products by the GPO to its members; and

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to hospitals, group practices, and other acute care facilities that are members of the GPO. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. We have never encountered a significant supply interruption from any sole supplier and have received no indications that there might be disruptions of the supply of these raw materials or parts. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005, and we have an exclusive supply agreement with this company through 2019.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In January 2018 we underwent an audit to update our ISO 13485:2016 and Medical Device Single Audit Program certifications and currently await our certificates of compliance. These certificates will need renewal again in January 2019.

Competition

The medical products industry is generally characterized by intense competition and extensive research and development. The market for medical products is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations and ability to leverage existing customer relationships might give them a competitive advantage over us. We believe that a company’s reputation for producing accurate, reliable and technologically-advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

Our SpO2 products, which measure blood oxygen saturation and included in our MRI compatible IV infusion pump and our MRI compatible vital signs monitor also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

MRidium MRI Compatible IV Infusion Pump System

We do not believe there is currently any direct competition for our MRI compatible IV infusion pump system. Our only direct competitor in the MRI compatible IV infusion pump market, Bayer Radiology, formerly MEDRAD, Inc., announced during 2013 its decision to remove its competing Continuum pump system from the market, and discontinued support throughout the world in June 2015 due to ongoing regulatory issues. As a result, we believe that our MRidium 3860+ MRI compatible IV infusion pump is the only true MRI compatible IV infusion pump available today.

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the 510(k) FDA clearance process for new infusion pumps is usually long and requires significant testing and documentation. This long development timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. We believe that the market for MRI compatible IV infusion pump products is in relatively early stages of development and may become highly competitive if, and when, the market develops further.

Outside of the U.S., we also compete with manufacturers of “shielded box” solutions that are intended to permit use of conventional IV pumps inside the MRI scanner room. The providers of shielded boxes include B. Braun, Fresenius Kabi, MIPM Mammendorfer Institut für Physik und Medizin, and Arcomed.

Another potential competitor may be CareFusion Corporation (now part of Becton, Dickinson and Company (NYSE: BDX)). CareFusion is a major medical device manufacturer that has a dominant position in the conventional IV infusion pump market and made an investment in Caesarea Medical Electronics (“CME”) in December 2013. CME manufactured Bayer Radiology’s Continuum Pump System, which was withdrawn from the U.S. market in 2014. CME markets this pump in international markets as MR compatible. In addition, B. Braun may seek to obtain FDA clearance for its SpaceStation MRI Trolley, currently only available outside the U.S., which allows traditional B. Braun IV infusion pumps to be used in the MR environment.

Many of our potential customers opt not to purchase our MRI compatible IV infusion pump systems and instead use makeshift workarounds, such as placing conventional IV infusion devices outside of the MRI scanning room and utilizing extension tubing to reach the patient. To this extent, we are in competition with conventional IV infusion pump manufacturers and distributors.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, Inc., which was founded by Roger Susi, our current founder, President, CEO and Chairman of the Board of Directors. Invivo is now owned by Koninklijke Philips NV (NYSE: PHG). Other large and well-known companies such as General Electric (NYSE: GE) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is new to the market, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, in the U.S., Europe, and Japan.

Segment Information and Geographic Data

Our business operates as one reportable segment. Financial information about geographic areas is presented in Note 13 in the Notes to Financial Statements of this Annual Report on Form 10-K.

Research and Development

Our research and development efforts focus on developing innovative products by utilizing our established core competencies in MRI compatible technologies and feedback from strategic relationships with hospitals, acute medical facilities and medical equipment manufacturers for new product ideas. Our research and development efforts are driven by the leadership of our founder, Roger Susi, assisted by engineers and technical professionals with significant experience in product design.

Our research and development expenses were $1.7 million or 7.5 percent of revenue in 2017, $1.3 million or 4.1 percent of revenue in 2016 and $1.8 million or 5.6 percent of revenue in 2015. During 2016, we capitalized $0.7 million of research and development costs associated with internally developed software that operates our new MRI compatible patient vital signs monitoring system.

Employees

As of December 31, 2017, we had 83 full-time employees, including 32 in manufacturing, 29 in sales and marketing and customer support services, 7 in regulatory affairs, 10 in finance and administration and 5 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes up to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from two to three years or even longer. All of our current products that are available in the U.S. were originally cleared through the 510(k) process. However, on September 2, 2014, we received a warning letter from the FDA requesting that we cease commercial distribution of our products and submit a new 510(k) for our MRI compatible IV infusion pump system. Refer to the section below captioned “FDA Facility Inspection and Warning Letter.” We cannot be sure that future products or modifications of current products, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market.

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

On September 2, 2014, we received a warning letter from the FDA relating to this inspection (the “Warning Letter”). The Warning Letter states that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance.

Also, the Warning Letter raised a new issue. The Warning Letter states that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the FDC Act. These modifications had been made over time. We believed they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDC Act. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of December 31, 2017, the Warning Letter remains open.

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

We have made substantial investments in quality systems and we will continue to make improvements to our products and systems to further reduce potential issues related to patient safety and avoid recalls in the future. Product quality plays a critical role in our success. While we believe that we have made significant improvements to our product quality and overall quality systems, further quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results. For more information about risks related to these matters, see the section captioned “Defects or failures associated with our products and/or our quality control systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions” in the “Risk Factors” section.

MRidium 3860+ Software Field Update. As a result of the Warning Letter, required 510(k) submission and subsequent 510(k) clearance as discussed above in the section entitled “FDA Facility Inspection and Warning Letter” we are required to field updated software for our MRidium 3860+ IV infusion pump to existing customers. Subsequent to the end of 2016, we began the software update efforts and expect to complete this action during the first half of 2018. We have accrued for all expected expenses related to this action and believe these expenses will not be significant to our operations or financial results.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the U.U., commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant portion of the regulatory framework in the United Kingdom is derived from E.U. directives and regulations, the referendum could materially impact the regulatory regime with respect to our products in the United Kingdom or the E.U. Any delay in obtaining, or an inability to obtain, any device certifications, product marketing approvals, or other regulatory authorizations as a result of Brexit or otherwise, could prevent us from commercializing our products in the United Kingdom and/or the E.U. and affect our operations and financial results.

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

Our current revenue and profitability is significantly dependent on the sale of the MRidium 3860+ MRI compatible IV infusion pump system (a Class II medical device) and the ongoing sale of disposable tubing sets and related services. Sales of the MRidium 3860+ MRI compatible IV infusion pump system have historically comprised a substantial majority of our net revenue. Although we have recently launched our marketing efforts for our new 3880 MRI compatible patient vital signs monitor in the U.S., our near-term revenue and profitability will be dependent upon our ability to successfully market and sell the MRidium 3860+ MRI compatible IV infusion pump system.

In the past, the FDA has issued us a Warning Letter that impacted our ability to commercially distribute our MRidium 3860+ MRI compatible IV infusion pump system. Although we have resumed commercial distribution of the MRidium 3860+ MRI compatible IV infusion pump system, the Warning Letter remains open and there can be no guarantee that the FDA will not take similar action in the future. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse future requests for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

The MRidium 3860+ MRI compatible IV infusion pump could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

•                              entrance of new competitors into our markets;

•                              technological advancements of MRI scanners;

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our recent decline in operating results has limited our capital resources, and could worsen if we are unable to increase revenues or adjust our costs appropriately. Further, our 3880 Monitor launch demands increased working capital before any return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

We rely on unaffiliated third-party suppliers for certain raw materials and components necessary for the manufacturing and operation of our products. Certain of those raw materials and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until an appropriate application amendment is approved by the regulatory agency. For example, the non-magnetic ultrasonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company.

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

The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production of our pump, the affected products may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

Our markets are very competitive and we sell certain of our products in a mature market.

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor in the U.S. could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we hav planned for and expect. Continued sales to our existing customers is expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

We manufacture and store our products at a single facility in Florida.

We manufacture and store our products at a single facility in Winter Springs, Florida. If by reason of fire, hurricane or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired and our operating results and financial condition would be materially and negatively affected.

Our inability to collect on our accounts receivables held by significant customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had accounts receivables from one or two customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

The lengthy sales cycle for medical devices could delay our sales.

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions concerning the MRidium 3860+ MRI compatible IV infusion pump and a purchase of a unit is typically three to six months and expect the same for our 3880 MRI compatible patient vital signs monitor. Sales cycles can also be delayed as a result of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

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

We believe that Mr. Susi will play a significant role in our continued success and in the development of new products. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing the risks related to executing a succession plan for Mr. Susi on a timely basis.

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

Significant changes and volatility in most aspects of the current business environment, including financial markets, consumer behavior, speed of technological, regulatory and competitive changes, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we will endeavor to give reasonable estimates of future revenues, earnings and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to GAAP, some of which are material to most companies, such as recent changes to revenue recognition. These changes introduce risk to our financial report processes due to implementation and internal control implications.

We base the aforementioned estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual operating results may differ and fall below our assumptions and the financial forecasts of securities analysts and investors, resulting in a significant decline in our stock price.

Additionally, as we work toward adopting and implementing the new revenue accounting standard, management will make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as we work toward implementing the new standard. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law.

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

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of our medical devices and consumable products. We carry third party product liability insurance coverage to protect against such risks, but there can be no assurance that our policy is adequate. In the ordinary course of business, we may become the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of our product liability insurance. We currently have third-party product liability insurance with maximum coverage of $5,000,000; however, such coverage requires a substantial deductible that we must pay before becoming eligible to receive any insurance proceeds. The deductible amount is currently equal to $25,000 per occurrence and $125,000 in the aggregate. We will have to pay for defending product liability or other claims that are not covered by our insurance. These payments could have a material adverse effect on our profitability and financial condition. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, reputation and on our ability to attract and retain customers. In addition, we may not be able to obtain insurance in the future on terms acceptable to us or at all.

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

We may also voluntarily undertake a recall of our products or temporarily shut down production lines based on internal safety, quality monitoring and testing data. For example, in August 2012, we initiated a voluntary recall of a particular lot of MRidium Series 1000 MR Infusion Sets, Type 1058 MR IV, an extension set used with our MRidium MRI compatible IV infusion pumps, due to an out-of-specification dimension of one section of the IV set. We retrieved and destroyed all unused infusion sets subject to the recall. In July 2013, the FDA notified us that it had concluded its audit and confirmed that the recall was considered terminated. In July 2013, we issued a voluntary recall of our MRI compatible IV infusion pump systems equipped with MRidium 1145 DERS Drug Library due to their potential risk in providing an incorrect recommended value for the infusion rate during the pump’s initial infusion setup. We updated the software in all product subject to the recall. In July 2015, the FDA notified us that it had concluded its audit and confirmed that the recall was terminated. To avoid future product recalls we have made and continue to invest in our quality systems, processes and procedures. We will continue to make improvements to our products and systems to further reduce issues related to patient safety.

However, there can be no assurance our efforts or systems will be sufficient. Future quality concerns, whether real or perceived, could adversely affect our operating results.

Our products or product types, or MR imaging could be subject to negative publicity, which could have a material adverse effect on our financial position and results of operations and could cause the market value of our common stock to decline.

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

Our products are designed for use around MRI scanners. MRI has been an important imaging diagnostic for some time now, however should MRI technology change materially or decline in useage due to new technologies or concerns about costs or efficacy of MR imaging, our products would suffer as MRI usage and installations declined. Such a matter may also have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Recent U.S. healthcare policy changes, including the Affordable Care Act and PPACA, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3 percent excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all of our medical products are “medical devices” within the meaning of the FDA regulations. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 further suspended the medical device excise tax through December 31, 2019. While this tax was suspended by legislation for 2018 and 2019, its return beginning on January 1, 2020 and potential increases from the 2.3 percent level in future years would negatively impact our operating results. We cannot currently foresee that the suspension will be reinstated.

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

We and our suppliers and customers are required to obtain regulatory approvals to comply with regulations applicable to medical devices and infusion pumps, and these approvals could result in delays or increased costs in developing new products.

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

We and our suppliers and customers are required to maintain compliance with regulations applicable to medical devices and infusion pumps, and it could be costly to comply with these regulations and to develop compliant products and processes. Failure to comply with these regulations could subject us to sanctions and could adversely affect our business.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations.  As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of December 31, 2017, we are in the process of closing this action.

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of December 31, 2017, the Warning Letter remains open.

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

If we fail to maintain trade secret protection or fail to protect the confidentiality of our other confidential and proprietary information, our competitive position may be adversely affected. Competitors may also independently discover our trade secrets. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able effectively to assert our trade secret protections against them, which could have a material adverse effect on our business.

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

As is commonplace in the medical device industry, some of our board members, employees and consultants are or have been associated with other medical device companies that compete with us. For example, Mr. Susi and a number of our other employees are former employees of Invivo Corporation and/or other medical device firms. While associated with such other companies, these individuals may have been exposed to research and technology similar to the areas of research, technology, sales methodology, pricing models and other such matters in which we are engaged. We may become subject to future claims that we, our employees, board members, or consultants have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of those companies. Litigation may be necessary to defend against such claims.

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

On September 26, 2014, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. In addition, on December 3, 2015 we filed a registration statement on Form S-3/A to register $40 million of shares of common stock that may be offered or sold by us. If any of the foregoing shares are sold by the Company, or if it is perceived that they will be sold, the trading price of our common stock could decline.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates beneficially owns a majority of our outstanding common stock. Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the stock symbol “IRMD.” The following table summarizes, for the periods indicated, the high and low sale price per share of our common stock as reported by the NASDAQ:

	High	Low
Year ended December 31, 2017
Fourth Quarter	$15.75	$9.60
Third Quarter	10.95	8.25
Second Quarter	10.80	7.85
First Quarter	12.53	7.85
Year ended December 31, 2016
Fourth Quarter	$17.14	$8.95
Third Quarter	22.53	16.49
Second Quarter	22.17	14.05
First Quarter	28.00	14.54

The stock market in general has experienced significant stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Therefore, many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

Stockholders

As of February 28, 2018, we had 7 stockholders of record. We estimate that there are approximately 2,485 benefinical owners of our common stock.

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

Purchases of Equity Securities by the Issuer

In January 2016, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on January 28, 2016 and expired on January 28, 2017. During the program period, we expended nearly all of the $10 million authorization.

In April 2017, the Board of Directors authorized a new stock repurchase program, whereby we may purchase up to $8 million of the Company’s common stock over a period of one year. This program expires on April 28, 2018. As of December 31, 2017, we have expended $1.8 million for such repurchases.

The following table provides information regarding repurchases of common stock for the year ended December 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017—January 31, 2017	3,613	$—	—	—
February 1, 2017—February 28, 2017	—	$—	—	—
March 1, 2017—March 31, 2017	—	$—	—	—
April 1, 2017—April 30, 2017	—	$—	—	$8,000,000
May 1, 2017—May 31, 2017	88,629	$8.51	88,584	$7,245,855
June 1, 2017—June 30, 2017	94,088	$8.50	182,632	$6,446,807
July 1, 2017—July 31, 2017	37	$—	182,632	$6,446,807
August 1, 2017—August 31, 2017	27,290	$9.72	209,922	$6,181,458
September 1, 2017—September 30, 2017	—	$—	—	$6,181,458
October 1, 2017—October 31, 2017	290	$—	—	$6,181,458
November 1, 2017—November 30, 2017	—	$—	—	$6,181,458
December 1, 2017—December 31, 2017	7,881	$—	—	$6,181,458
Total	221,828	$8.66	209,922	$6,181,458

(1)         The number of shares purchased includes shares withheld for taxes on vesting of restricted stock. The value of such shares is not counted against the open market repurchase authorization.

(2)         The average price paid per share does not include the withheld shares discussed in (1).

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

The following graph shows a comparison, from July 16, 2014, the date of our Initial Public Offering, through December 31, 2017, of cumulative total return for our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the NASDAQ Medical Equipment Index assumes reinvestment of dividends.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*

Among iRadimed Corporation, the Russell 2000 Index

and the NASDAQ Medical Equipment Index

*$100 invested on 7/16/14 in stock or 6/30/14 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2018 Russell Investment Group. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for each of the years in the five-year period ended December 31, 2017, and is derived from the Financial Statements of IRADIMED CORPORATION. The statements of operations data for each of the years in the three-year period ended December 31, 2017 are included elsewhere in this report. The statements of operations data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our financial statements not included in this report. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and “Management’s Discussion and Analysis and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenue	$23,081,592	$32,496,548	$31,593,720	$15,653,057	$11,340,097
Cost of revenue	5,569,896	6,154,836	5,840,407	3,404,400	2,853,385
Gross profit	17,511,696	26,341,712	25,753,313	12,248,657	8,486,712
Operating expenses:
General and administrative	9,001,164	8,795,703	7,769,881	4,816,973	2,392,305
Sales and marketing	5,502,959	5,278,448	4,705,977	3,297,120	2,297,309
Research and development	1,722,564	1,347,507	1,764,306	1,068,674	1,009,872
Total operating expenses	16,226,687	15,421,658	14,240,164	9,182,767	5,699,486
Income from operations	1,285,009	10,920,054	11,513,149	3,065,890	2,787,226
Other income (expense), net	111,377	32,680	121,385	(48,549)	(3,458)
Income before provision for income taxes	1,396,386	10,952,734	11,634,534	3,017,341	2,783,768
Provision for income taxes	896,622	3,738,189	4,104,614	966,975	846,878
Net income	$499,764	$7,214,545	$7,529,920	$2,050,366	$1,936,890
Net income per share:
Basic	$0.05	$0.67	$0.68	$0.23	$0.28
Diluted	$0.04	$0.60	$0.60	$0.20	$0.22
Weighted-average shares outstanding:
Basic	10,638,858	10,818,427	11,003,272	8,743,461	7,000,000
Diluted	11,720,316	11,989,681	12,556,887	10,219,143	8,624,314

	December 31,
	2017	2016	2015	2014	2013
Balance Sheets Data:
Cash and cash equivalents	$18,205,976	$17,713,871	$19,368,114	$9,454,150	$2,461,559
Investments	8,135,123	7,965,521	7,602,204	7,913,793	246,203
Working capital	31,029,638	30,194,520	30,913,633	19,775,355	4,868,322
Total assets	39,012,534	37,194,484	35,244,207	23,309,719	6,986,871
Officer note payable	—	—	—	—	6,333
Total stockholders’ equity	32,930,877	31,889,125	31,933,025	20,890,696	5,422,784

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compatible medical devices and accessories and services relating to them.

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

As of December 31, 2017 we estimate that we had approximately 4,500 MRI compatible IV infusion pump systems installed globally. Each system consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

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

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, ongoing service contracts and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. As of December 31, 2017, our direct sales force consisted of 18 field sales representatives, 2 regional sales directors and supplemented by 3 clinical support representatives. Our goal is to continue to expand our U.S. sales force to between 22 and 24 field sales representatives and 6 clinical support representatives by the end of 2018. We have distribution agreements with independent distributors selling our products internationally.

Historical selling cycles for our devices have varied widely and are now typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump system to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act represents major tax reform that, among other provisions, reduces the U.S. corporate tax rate. Certain income tax effects of the 2017 Act, including $0.5 million of tax expense recorded principally due to the write-down of our net deferred tax assets, are reflected in our Financial Statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the 2017 Act became law. See Note 11 to the Financial Statements for further information on the financial impact of the 2017 Act.

Financial Highlights and Outlook

Our revenue was $23.1 million in 2017, $32.5 million in 2016 and $31.6 million in 2015. Our diluted earnings per share was $0.04 in 2017 and $0.60 in 2016 and 2015. Our cash from operations was $3.4 million in 2017, $9.4 million in 2016 and $7.6 million in 2015. As of December 31, 2017, our estimated installed base of IV infusion pumps increased to approximately 4,500 from approximately 4,100 as of December 31, 2016 and 3,260 as of December 31, 2015.

In 2018, we expect our revenues to increase due to higher sales of our new MRI compatible patient vital signs monitor that was FDA 510(k) cleared during the fourth quarter of 2017 and higher sales of our MRI compatible IV pump system through the continued execution of our critical care strategy.

We intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology and furthering our penetration into the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. We expect operating expenses to increase in 2018 due to growth in the size of our sales team, higher sales person commission costs due to anticipated higher sales, a higher level of investment in our research and development efforts as we look to accelerate new product offerings and higher depreciation and amortization expense.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to net realizable value or an inventory valuation allowance is established.

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

	Years Ended December, 31
	2017	2016	2015
Volatility	92.0%	61.5%	87.1%
Expected term (years)	6.3	6.3	6.7
Risk-free interest rate	1.4%	1.6%	1.8%
Dividend yield	0.0%	0.0%	0.0%

Stock-based compensation expense is recognized ratably over the requisite service period, which is the vesting period of the award. We issue new shares of common stock upon exercise of stock options or vesting of restricted stock.

Stock-based compensation expense totaled $2,454,363, $1,841,901 and $1,220,118 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $495,119 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

We also grant restricted stock units to employees. The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant. As of December 31, 2017, we had $3,065,982 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

On January 1, 2017, we adopted ASU 2016-09 and elected to recognize forfeitures as they occur.

As stock-based compensation is an important part of our employee compensation reward strategy, we expect the future impact of stock-based compensation expense on our financial results to grow due to the potential increases in the value of our common stock, additional stock grants and increased headcount.

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

On December 22, 2017, the 2017 Act was enacted. As a result of the 2017 Act, Iradimed is required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The reduction in the federal corporate tax rate increased our income tax expense for the year ended December 31, 2017. See Note 11 to the Financial Statements for further information on the financial impact of the 2017 Act.

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

	Percent of Revenue Years Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	24.1	18.9	18.5
Gross profit	75.9	81.1	81.5
Operating expenses:
General and administrative	39.0	27.1	24.6
Sales and marketing	23.8	16.2	14.9
Research and development	7.5	4.1	5.6
Total operating expenses	70.3	47.5	45.1
Income from operations	5.6	33.6	36.4
Other income, net	0.5	0.1	0.4
Income before provision for income taxes	6.0	33.7	36.8
Provision for income taxes	3.9	11.5	13.0
Net income	2.2%	22.2%	23.8%

Comparison of the Years Ended December 31, 2017 and 2016

Revenue by Geographic Region

	Years Ended December, 31
(In millions, except percent change)	2017	2016	Change
United States	$19.5	$28.9	(32.5)%
International	3.6	3.6	(0.4)%
Total Revenue	$23.1	$32.5	(29.0)%

Revenue by Type

	Years Ended December, 31
(In millions, except percent change)	2017	2016	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$13.6	$25.5	(46.6)%
MRI Compatible Patient Vital Signs Monitoring Systems	1.9	0.3	529.7%
Total Devices Revenue	15.5	25.8	(40.0)%
Disposable IV Sets and Services	7.6	6.7	13.4%
Total Revenue	$23.1	$32.5	(29.0)%

Revenue decreased $(9.4) million, or (29.0) percent, to $23.1 million from $32.5 million for the same period in 2016. This decrease is primarily due to a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue, partially offset by an increase in sales of our MRI compatible patient vital signs monitors, higher revenue from our IV sets and services and a higher average selling price for our infusion pump systems resulting from a favorable product sales mix as we sold more higher priced optional pump features per pump sale on average in 2017 compared to 2016.

During the year ended December 31, 2017, we recognized revenue on 392 MRI compatible IV infusion pumps compared to 837 pumps in 2016. The average selling price of our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2017 was approximately $34,700, compared to $30,500 for the same period in 2016.

We recognized revenue on 70 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2017, compared to 5 systems for the same period in 2016. The average selling price of our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $25,200 during the year ended December 31, 2017, compared to $20,000 for the same period in 2016. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. decreased $(9.4) million, or (32.5) percent, to $19.5 million from $28.9 million for the same period in 2016. Revenue from sales internationally was consistent at $3.6 million for the years ended December 31, 2017 and 2016. Domestic sales accounted for 84.5 percent of total revenue for the year ended December 31, 2017, compared to 88.9 percent for the same period in 2016.

Revenue from sales of devices decreased $(10.3) million, or (40.0) percent, to $15.5 million from $25.8 million for the same period in 2016. Revenue from devices for the year ended December 31, 2017 and 2016 included $1.7 million and $0.1 million, respectively, in sales of our 3880 MRI compatible patient vital signs monitoring system.

Revenue from sales of our disposable IV sets and services increased $0.9 million, or 13.4 percent, to $7.6 million from $6.7 million for the same period in 2016. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

	Years Ended December, 31
(In millions, except gross profit percentage)	2017	2016
Revenue	$23.1	$32.5
Cost of revenue	5.6	6.2
Gross profit	$17.5	$26.3
Gross profit percentage	75.9%	81.1%

Cost of revenue decreased approximately $0.6 million, or (9.5) percent, to $5.6 million for the year ended December 31, 2017, from $6.2 million for the same period in 2016. Gross profit decreased approximately $8.8 million, or (33.5) percent, to $17.5 million for the year ended December 31, 2017 from $26.3 million for the same period in 2016. The decrease in cost of revenue and gross profit is due to lower sales during the year ended December 31, 2017, compared to the same period in 2016. Gross profit margin was 75.9 percent and 81.1 percent for the years ended December 31, 2017 and 2016, respectively. This is the result of unfavorable inventory adjustments due to lower production output, higher international sales as a percent of total revenue and the impact of sales of our MRI compatible patient vital signs monitor systems at introductory prices, partially offset by favorable sales mix for our MRI compatible IV infusion pumps.

Operating Expenses

	Years Ended December, 31
(In millions, except percentage of revenue)	2017	2016
General and administrative	$9.0	$8.8
Percentage of revenue	39.0%	27.1%
Sales and marketing	$5.5	$5.3
Percentage of revenue	23.8%	16.2%
Research and development	$1.7	$1.3
Percentage of revenue	7.5%	4.1%

General and Administrative

General and administrative expense increased approximately $0.2 million, or 2.3 percent, to $9.0 million for the year ended December 31, 2017, from $8.8 million for the same period last year. This increase is primarily due to higher expenses for payroll and employee benefits resulting from higher headcount, stock compensation expense primarily related to a one-time charge for the modification of the underwriters’ warrants and the write-off of non-trade accounts receivable, partially offset by lower expenses for legal and professional fees, corporate franchise taxes and GPO administrative fees due to lower sales.

Sales and Marketing

Sales and marketing expense increased approximately $0.2 million, or 4.3 percent, to $5.5 million for the year ended December 31, 2017, from $5.3 million for the same period in 2016. This is primarily the result of higher salary and commissions expenses resulting from the increased size of our sales team.

Research and Development

Research and development expense increased approximately $0.4 million, or 27.8 percent, to $1.7 million for the year ended December 31, 2017, from $1.3 million for the same period in 2016. This is primarily due to higher expenses for payroll resulting from higher headcount and consulting costs, partially offset by lower expenses for outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $111,000 and $33,000 for the years ended December 31, 2017 and 2016, respectively.  This decrease is primarily the result of lower realized losses on the maturities of investments during the year ended December 31, 2017 compared to the same period in 2016.

Income Taxes

We recorded income tax expense of approximately $0.9 million and $3.7 million for the years ended December 31, 2017 and 2016, respectively. The lower income tax expense for the year ended December 31, 2017 is due to lower income before provision for income taxes, partially offset by a higher effective tax rate when compared to the same period in 2016. Our effective tax rate for the year ended December 31, 2017 was 64.2 percent compared to 34.1 percent for the same period in 2016. The increase in our effective tax rate is primarily the result of $0.5 million of tax expense due to a one-time non-cash write-down of net deferred tax assets resulting from the 2017 Act, enacted on December 22, 2017. Additional causes for the higher effective tax rate are tax deficiencies associated with the exercise and vesting of certain stock compensation awards, stock compensation expense and U.S. state tax expense, partially offset by favorable provision to return adjustments, a higher domestic production activities deduction and research and development credits. See Note 11 to the Financial Statements for further information on the financial statement impact of the 2017 Act.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue by Geographic Region

	Years Ended December, 31
(In millions, except percent change)	2016	2015	Change
United States	$28.9	$28.9	0.2%
International	3.6	2.7	31.2%
Total Revenue	$32.5	$31.6	2.9%

Revenue by Type

	Years Ended December, 31
(In millions, except percent change)	2016	2015	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$25.5	$26.4	(3.3)%
MRI Compatible Patient Vital Signs Monitoring Systems	0.3	—	NM
Total Devices Revenue	25.8	26.4	(2.2)%
Disposable IV Sets and Services	6.7	5.2	28.1%
Total Revenue	$32.5	$31.6	2.9%

Revenue increased approximately $0.9 million, or 2.9 percent, to $32.5 million for the year ended December 31, 2016, compared to $31.6 million for 2015. This increase was primarily attributable to a higher average selling price of our MRI compatible IV infusion pump system resulting from a favorable sales mix and higher sales of our disposable IV sets, partially offset by a decrease in the number of MRI compatible IV infusion pump systems that we recognized in revenue and higher international sales as a percent of total revenue. During the year ended December 31, 2016, we recognized revenue on 837 MRI compatible IV infusion pumps compared to 956 pumps for the same period in 2015. The average selling price of our MRI compatible IV infusion pump system recognized in revenue during the year ended December 31, 2016 was approximately $30,500, compared to $27,500 for the same period in 2015.

Revenue from sales in the U.S. was consistent at approximately $28.9 million for the years ended December 31, 2016 and 2015. Revenue from sales internationally increased approximately $0.9 million, or 31.2 percent, to $3.6 million for the year ended December 31, 2016, from $2.7 million for the same period in 2015. International revenue for the year ended December 31, 2016 included approximately $0.1 million in sales of our MRI compatible patient vital signs monitoring system. Domestic sales accounted for 88.9 percent of total revenue in 2016, compared to 91.3 percent in 2015.

Revenue from sales of devices decreased approximately $(0.6) million, or (2.2) percent, to $25.8 million for the year ended December 31, 2016, from $26.4 million for the same period in 2015. Revenue from devices for the year ended December 31, 2016 included approximately $0.1 million in sales of our MRI compatible patient vital signs monitoring system.

Revenue from sales of our disposable IV sets and services increased approximately $1.5 million, or 28.1 percent, to $6.7 million for the year ended December 31, 2016, from $5.2 million for the same period in 2015. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible IV infusion pumps systems increases.

Cost of Revenue and Gross Profit

	Years Ended December, 31
(In millions, except percent change)	2016	2015
Revenue	$32.5	$31.6
Cost of revenue	6.2	5.8
Gross profit	$26.3	$25.8
Gross profit percentage	81.1%	81.5%

Cost of revenue increased approximately $0.4 million, or 5.4 percent, to $6.2 million for the year ended December 31, 2016, from $5.8 million for the same period in 2015. Gross profit increased approximately $0.5 million, or 2.3 percent, to $26.3 million for the year ended December 31, 2016 from $25.8 million for the same period in 2015. The increase in cost of revenue and gross profit is due to higher sales during the year ended December 31, 2016, compared to the same period in 2015. Gross profit margin was 81.1 percent and 81.5 percent for the years ended December 31, 2016 and 2015, respectively. This is the result of unfavorable inventory adjustments due to lower production output and higher international sales as a percent of total revenue, partially offset by favorable sales mix.

Operating Expenses

	Years Ended December, 31
(In millions, except percentage of revenue)	2016	2015
General and administrative	$8.8	$7.8
Percentage of revenue	27.1%	24.6%
Sales and marketing	$5.3	$4.7
Percentage of revenue	16.2%	14.9%
Research and development	$1.3	$1.8
Percentage of revenue	4.1%	5.6%

General and Administrative

General and administrative expense increased approximately $1.0 million, or 13.2 percent, to $8.8 million for the year ended December 31, 2016, from $7.8 million for the same period last year. This increase is primarily due to higher stock compensation expense, payroll and employee benefits resulting from higher headcount, corporate franchise taxes, consulting services expense and GPO administration fee expense resulting from higher sales, partially offset by lower medical device excise tax expense.

Sales and Marketing

Sales and marketing expense increased approximately $0.6 million, or 12.2 percent, to $5.3 million for the year ended December 31, 2016, from $4.7 million for the same period in 2015. This is primarily the result of higher salary and travel expenses resulting from the increased size of our sales team.

Research and Development

Research and development expense decreased approximately $(0.5) million, or (23.6) percent, to $1.3 million for the year ended December 31, 2016, from $1.8 million for the same period in 2015. This is primarily due to the capitalization of certain internally developed software costs associated with the development of our patient vital signs monitor, which has the effect of reducing expense. This was partially offset by higher prototype expenses.

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

Income Taxes

We recorded income tax expense of approximately $3.7 million and $4.1 million for the years ended December 31, 2016 and 2015, respectively. The lower income tax expense for the year ended December 31, 2016 is due to lower income before provision for income taxes and a lower effective tax rate when compared to the same period in 2015. Our effective tax rate for the year ended December 31, 2016 was 34.1 percent compared to 35.3 percent for the same period in 2015. The decrease in our effective tax rate is primarily the result of higher deductions related to stock compensation and domestic production activities, partially offset by higher U.S. state tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2017, we had cash and cash equivalents and investments of $26.3 million, stockholders’ equity of $32.9 million, and working capital of $31.0 million compared to cash and cash equivalents and investments of $25.7 million, stockholders’ equity of $31.9 million, and working capital of $30.2 million as of December 31, 2016.

	For the Years Ended December, 31
(In millions)	2017	2016	2015
Net cash provided by operating activities	$3.4	$9.4	$7.6
Net cash used in investing activities	$(1.0)	$(1.9)	$(0.1)
Net cash (used in) provided by financing activities	$(1.9)	$(9.1)	$2.3

Comparison of 2017, 2016 and 2015

Operating Activities

For the year ended December 31, 2017, cash provided by operations decreased $(6.0) million to $3.4 million, compared to $9.4 million in 2016. This decrease is the result of lower net income and higher cash outflows for accrued income taxes, accounts payable and prepaid expenses and other current assets, partially offset by lower cash outflows for inventory purchases and payroll. The sum of our net income and certain non-cash expense items, such as stock compensation expense, depreciation and amortization and the write-off of non-trade accounts receivable was $4.5 million in 2017, compared to $10.0 million in 2016.

For the year ended December 31, 2016, cash provided by operations increased $1.8 million to $9.4 million, compared to $7.6 million in 2015. This increase is the result of higher cash inflows related to accounts receivable, deferred revenue, lower excess tax benefits for the exercise of stock options, stock compensation expense, partially offset by net cash outflows for inventory, income taxes, deferred taxes and lower net income. The sum of our net income and certain non-cash expense items, such as stock compensation expense, depreciation and amortization was $10.0 million in 2016, compared to $9.0 million in 2015.

Investing Activities

For the year ended December 31, 2017, cash used in investing activities was $1.0 million, compared to $1.9 million in 2016. During 2017, we used $2.7 million to purchase corporate debt securities and $0.8 million to purchase property and equipment. These cash outflows were partially offset by $2.7 million in maturities of investments.

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

Financing Activities

For the year ended December 31, 2017, cash used in financing activities was $1.9 million and primarily related to the purchase of approximately $1.8 million of treasury stock, partially offset by taxes paid for the net share settlement of certain equity awards granted by the Company to employees.

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

Our manufacturing operations and headquarters facility is approximately 27,000 square feet located in Winter Springs, Florida. This facility has been leased from Susi, LLC, an entity controlled by our President, CEO and Chairman, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $33,171, adjusted annually for changes in the consumer price index.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposable IV tubing sets and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$2,219,818	$2,175,938	$43,880	$—	$—
Operating lease obligations	563,906	398,051	165,855	—	—
Total	$2,783,724	$2,573,989	$209,735	$—	$—

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2017.

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

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2017, our corporate bonds consisted of the following:

		Expected Maturity Dates
	Fair Value	2018	2019	2020	2021	2022
Corporate bonds:
U.S. corporations	$7,181,942	$1,727,546	$2,996,355	$223,139	$1,747,162	$487,740
International corporations	953,181	953,181	—	—	—	—
Total	$8,135,123	$2,680,727	$2,996,355	$223,139	$1,747,162	$487,740

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2017, we expect the corresponding change in fair value of our investments would be approximately $145,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2017. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2017. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June	March	December	September	June	March
	31, 2017	30, 2017	30, 2017	31, 2017	31, 2016	30, 2016	30, 2016	31, 2016
Revenue	$6,704,944	$5,689,724	$5,524,364	$5,162,560	$5,990,273	$7,673,217	$9,868,905	$8,964,153
Cost of revenue	1,640,197	1,307,767	1,234,314	1,387,618	1,304,088	1,405,884	1,739,067	1,705,797
Gross profit	5,064,747	4,381,957	4,290,050	3,774,942	4,686,185	6,267,333	8,129,838	7,258,356
Operating expenses:
General and administrative	2,152,692	2,551,290	2,189,925	2,107,257	1,577,849	1,869,927	3,088,205	2,259,722
Sales and marketing	1,562,743	1,251,901	1,323,539	1,364,776	1,238,900	1,346,742	1,409,758	1,283,048
Research and development	349,559	382,704	449,011	541,290	364,215	457,134	291,822	234,336
Total operating expenses	4,064,994	4,185,895	3,962,475	4,013,323	3,180,964	3,673,803	4,789,785	3,777,106
Income from operations	999,753	196,062	327,575	(238,381)	1,505,221	2,593,530	3,340,053	3,481,250
Other income (expense), net	32,000	28,715	21,138	29,524	9,588	(4,017)	(4,669)	31,778
Income before provision for income taxes	1,031,753	224,777	348,713	(208,857)	1,514,809	2,589,513	3,335,384	3,513,028
Provision for income taxes	848,115	32,384	(8,360)	24,483	374,010	1,029,029	1,104,133	1,231,017
Net income	$183,638	$192,393	$357,073	$(233,340)	$1,140,799	$1,560,484	$2,231,251	$2,282,011
Net income per share:
Basic	$0.02	$0.02	$0.03	$(0.02)	$0.11	$0.15	$0.21	$0.21
Diluted	$0.02	$0.02	$0.03	$(0.02)	$0.10	$0.13	$0.19	$0.19
Weighted-average shares outstanding:
Basic	10,563,860	10,565,598	10,687,746	10,740,979	10,717,020	10,684,650	10,778,673	11,095,950
Diluted	11,788,023	11,643,044	11,727,473	10,740,979	11,724,448	11,867,997	11,966,289	12,326,108

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2017, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C (File No. 001-36534), filed on October 9, 2015).

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

10.9	+

Employment Agreement between the Registrant and Christopher K. Scott dated December 16, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.10	+

Employment Agreement between the Registrant and Roger Susi dated April 14, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.11	+

Employment Agreement between the Registrant and Brent Johnson dated December 7, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.12	†	Supply Agreement between dated January 26, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

Exhibit No.		Description

10.13	+

Employment Agreement between the Registrant and John McCreery dated March 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on March 30, 2017).

10.14

Amendment to Warrant to Purchase Common Stock dated as of July 17, 2017 by and between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 21, 2017).

10.15

Amendment to Warrant to Purchase Common Stock dated as of July 17, 2017 by and between the Company and Monarch Capital Group, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 21, 2017).

10.16

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 8, 2018.

IRADIMED CORPORATION
(Registrant)

Dated: March 8, 2018	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 8, 2018
Roger Susi

/s/ Chris Scott	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 8, 2018
Chris Scott

/s/ Monty Allen	Director	March 8, 2018
Monty Allen

/s/ Anthony Vuoto	Director	March 8, 2018
Anthony Vuoto

/s/ Jonathan Kennedy	Director	March 8, 2018
Jonathan Kennedy

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Orlando, Florida

March 8, 2018

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,205,976	$17,713,871
Accounts receivable, net	3,778,929	3,775,699
Investments	8,135,123	7,965,521
Inventory, net	4,210,846	3,886,590
Prepaid expenses and other current assets	648,881	362,900
Prepaid income taxes	127,855	151,820
Total current assets	35,107,610	33,856,401
Property and equipment, net	1,868,851	1,456,149
Intangible assets, net	885,502	918,712
Deferred income taxes, net	950,375	789,402
Other assets	200,196	173,820
Total assets	$39,012,534	$37,194,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656,723	$1,120,830
Accrued payroll and benefits	1,512,336	1,035,266
Other accrued taxes	109,502	119,094
Warranty reserve	60,538	40,905
Deferred revenue	1,617,571	1,033,146
Other current liability	108,571	120,634
Accrued income taxes	12,731	192,006
Total current liabilities	4,077,972	3,661,881
Deferred revenue	2,003,685	1,643,478
Total liabilities	6,081,657	5,305,359
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,596,566 shares issued and outstanding as of December 31, 2017 and 10,722,675 shares issued and outstanding as of December 31, 2016	1,060	1,072
Additional paid-in capital	12,623,181	12,055,188
Retained earnings	20,355,545	19,869,714
Accumulated other comprehensive loss	(48,909)	(36,849)
Total stockholders’ equity	32,930,877	31,889,125
Total liabilities and stockholders’ equity	$39,012,534	$37,194,484

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2017	2016	2015
Revenue	$23,081,592	$32,496,548	$31,593,720
Cost of revenue	5,569,896	6,154,836	5,840,407
Gross profit	17,511,696	26,341,712	25,753,313
Operating expenses:
General and administrative	9,001,164	8,795,703	7,769,881
Sales and marketing	5,502,959	5,278,448	4,705,977
Research and development	1,722,564	1,347,507	1,764,306
Total operating expenses	16,226,687	15,421,658	14,240,164
Income from operations	1,285,009	10,920,054	11,513,149
Other income, net	111,377	32,680	121,385
Income before provision for income taxes	1,396,386	10,952,734	11,634,534
Provision for income taxes	896,622	3,738,189	4,104,614
Net income	$499,764	$7,214,545	$7,529,920
Net income per share:
Basic	$0.05	$0.67	$0.68
Diluted	$0.04	$0.60	$0.60
Weighted-average shares outstanding:
Basic	10,638,858	10,818,427	11,003,272
Diluted	11,720,316	11,989,681	12,556,887

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December, 31
	2017	2016	2015
Net income	$499,764	$7,214,545	$7,529,920
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax benefit of $10,039, $19,406 and $23,500 respectively	(16,655)	(34,764)	(36,053)
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $2,162, $30,757 and $1,334 respectively	4,595	53,200	2,241
Other comprehensive (loss) income	(12,060)	18,436	(33,812)
Comprehensive income	$487,704	$7,232,981	$7,496,108

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2014	10,814,650	$1,082	$15,785,838	$5,125,249	$(21,473)	$20,890,696
Net income	—	—	—	7,529,920	—	7,529,920
Other comprehensive loss	—	—	—	—	(33,812)	(33,812)
Stock-based compensation	—	—	1,220,118	—	—	1,220,118
Tax benefits credited to equity	—	—	1,728,595	—	—	1,728,595
Exercise of stock options and warrants	360,475	36	597,472	—	—	597,508
Balances, December 31, 2015	11,175,125	$1,118	$19,332,023	$12,655,169	$(55,285)	$31,933,025

Net income	—	—	—	7,214,545	—	7,214,545
Other comprehensive income	—	—	—	—	18,436	18,436
Stock-based compensation	—	—	1,841,901	—	—	1,841,901
Tax benefits credited to equity	—	—	603,553	—	—	603,553
Exercise of stock options and warrants	116,763	11	247,122	—	—	247,133
Purchases and retirement of treasury stock	(569,213)	(57)	(9,969,411)	—	—	(9,969,468)
Balances, December 31, 2016	10,722,675	$1,072	$12,055,188	$19,869,714	$(36,849)	$31,889,125

Net income	—	—	—	499,764	—	499,764
Other comprehensive loss	—	—	—	—	(12,060)	(12,060)
Stock-based compensation	—	—	2,454,363	—	—	2,454,363
Net share settlement of restricted stock units	50,759	5	(158,145)	—	—	(158,140)
Exercise of stock options and warrants	33,054	3	76,363	—	—	76,366
Purchases and retirement of treasury stock	(209,922)	(20)	(1,818,521)	—	—	(1,818,541)
Cumulative effect from adoption of accounting standard update	—	—	13,933	(13,933)	—	—
Balances, December 31, 2017	10,596,566	$1,060	$12,623,181	$20,355,545	$(48,909)	$32,930,877

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December, 31
	2017	2016	2015
Operating activities:
Net income	$499,764	$7,214,545	$7,529,920
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	(7,083)	12,636	3,553
Change in provision for excess and obsolete inventory	69,199	94,186	51,089
Depreciation and amortization	1,308,738	955,809	807,262
Write-off of non-trade accounts receivable	205,444	—	—
Excess tax benefit on the exercise of stock options	—	(603,553)	(1,728,595)
Stock-based compensation	2,454,363	1,841,901	1,220,118
Deferred income taxes, net	(150,657)	(570,910)	(16,116)
Impairment of intangible assets	—	—	55,433
Loss on maturity of investments	6,757	83,957	3,575
Changes in operating assets and liabilities:
Accounts receivable	(201,591)	75,297	(1,906,971)
Inventory	(334,113)	(1,483,361)	(308,409)
Prepaid expenses and other current assets	(1,161,964)	(702,573)	(615,297)
Other assets	(13,860)	(117,235)	(113,959)
Accounts payable	(523,449)	1,113	376,293
Accrued payroll and benefits	477,070	(252,982)	43,350
Other accrued taxes	(9,592)	88,407	(35,103)
Warranty reserve	19,633	6,824	6,156
Deferred revenue	944,632	1,723,918	501,463
Other current liability	(12,063)	120,634	—
Prepaid income taxes, net of accrued income taxes	(155,310)	917,707	1,775,568
Net cash provided by operating activities	3,415,918	9,406,320	7,649,330
Investing activities:
Purchases of investments	(2,693,739)	(4,992,626)	—
Proceeds from maturity of investments	2,495,004	4,575,140	253,370
Purchases of property and equipment	(775,574)	(780,809)	(298,723)
Capitalized intangible assets	(49,189)	(743,486)	(16,116)
Net cash used in investing activities	(1,023,498)	(1,941,781)	(61,469)
Financing activities:
Proceeds from stock option and warrant exercises	76,366	247,133	597,508
Taxes paid for the net share settlement of restricted stock units	(158,140)	—	—
Income tax benefits credited to equity	—	603,553	1,728,595
Purchases of treasury stock	(1,818,541)	(9,969,468)	—
Net cash (used in) provided by financing activities	(1,900,315)	(9,118,782)	2,326,103
Net increase (decrease) in cash and cash equivalents	492,105	(1,654,243)	9,913,964
Cash and cash equivalents, beginning of year	17,713,871	19,368,114	9,454,150
Cash and cash equivalents, end of year	$18,205,976	$17,713,871	$19,368,114

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,205,028	$3,392,722	$2,702,000

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014. We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and MRI compatible patient vital signs monitoring systems and related accessories and services.

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

Our headquarters is located in Winter Springs, Florida.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, allocation of revenue arrangement consideration, stock-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

On September 2, 2014, we received a warning letter from the FDA relating to this inspection (the “Warning Letter”). The Warning Letter states that the FDA accepted as adequate several of our responses to Form 483 observations, identified two responses whose accuracy will be determined in the next scheduled inspection of our facility and identified issues for which our response was determined to be inadequate. The issues identified as inadequate concern our procedures for validating device design primarily related to software quality assurance.

Also, the Warning Letter raised a new issue. The Warning Letter states that modifications made to software on our previously cleared infusion pumps, the MRidium 3860 and MRidium 3850, were “significant” and required submission of new premarket notifications under Section 510(k) (a “510(k) submission”) of the FDC Act. These modifications had been made over time. We believed they were insignificant and did not require premarket notification submissions. However, the FDA indicated that the modifications of the software for the MRidium 3860 and the software for the MRidium 3850 were “significant” modifications because they could significantly affect the safety or effectiveness of these devices. As a result, the Warning Letter states that the products being sold by us are “adulterated” and “misbranded” under the FDC Act. The Warning Letter also indicates that the MRidium 3860+ infusion pump requires separate FDA clearance from the MRidium 3860 and MRidium 3850.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. We continue to pursue closure of the Warning Letter, however, as of December 31, 2017, the Warning Letter remains open.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the sales price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2017 and 2016, our allowance for doubtful accounts was $37,225 and $44,308, respectively.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to net realizable value or an inventory valuation allowance is established.

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

Advertising and Marketing

For the years ended December 31, 2017, 2016 and 2015, these costs were $118,975, $136,170 and $66,722, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Medical Device Excise Taxes

Prior to January 1, 2016, we were subject to the Medical Device Excise Tax applicable to sales of listed medical devices under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA required us to pay 2.3 percent of the taxable sales value of devices sold. Qualifying sales were recorded on a gross basis. For the year ended December 31, 2015, we recorded medical device excise taxes of $364,870. Medical device excise taxes are included as a component of general and administrative expense in our Statements of Operations. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 further suspended the medical device excise tax through December 31, 2019.

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

The grant date stock price was based on our closing stock price on the date of grant; dividend yield was based on our expectation of dividend payments over the expected life of the option; expected volatility was based on a study of our volatility and comparable, publicly traded companies with similar products and product life cycles; risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected option life; the expected option life was calculated using the simplified method.

The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant.

We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units.

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718). Resulting from the adoption of ASU 2016-09 and on a prospective basis, we record excess tax benefits and deficiencies in the Statement of Operations as a component of the provision for income tax expense and presented as an operating activity in the Statement of Cash Flows. The payment of withholding taxes on the net share settlement of equity awards is presented as a financing activity.

Also resulting from the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. As a result of the 2017 Act, Iradimed is required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The reduction in the federal corporate tax rate increased our income tax expense for the year ended December 31, 2017. See Note 11 for further information on the financial impact of the 2017 Act.

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

Foreign Currency

Gains and losses from transactions denominated in currencies other than our functional currency are included in other income (expense), net. For the years ended December 31, 2017, 2016 and 2015, net foreign currency transaction losses were $4,437, $7,734 and $23,999, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar and the Japanese Yen.

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

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2017	2016	2015
Net income	$499,764	$7,214,545	$7,529,920
Weighted-average shares outstanding — Basic	10,638,858	10,818,427	11,003,272
Effect of dilutive securities:
Underwriters’ warrants	—	94,169	123,144
Stock options	1,067,072	1,074,804	1,430,471
Restricted stock units	14,386	2,281	—
Weighted-average shares outstanding — Diluted	11,720,316	11,989,681	12,556,887
Basic net income per share	$0.05	$0.67	$0.68
Diluted net income per share	$0.04	$0.60	$0.60

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2017	2016	2015
Anti-dilutive stock options and restricted stock units	478,882	100,338	27,553

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

Our products require clearance from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were revoked or delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

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

Beginning January 1, 2017, excess tax benefits and deficiencies are reflected in the Statement of Operations as a component of the provision for income tax expense, whereas they were previously recognized as additional paid-in capital on the Balance Sheet. Adoption of this guidance resulted in the recognition of a net tax deficiency of $74,904 in our provision for income taxes, with the effect of increasing our income tax expense for the year ended December 31, 2017.

Additionally, beginning on January 1, 2017, and on a prospective basis, the guidance now requires excess tax benefits and deficiencies be presented in the Statement of Cash Flows as an operating activity rather than as a financing activity, while the payment of withholding taxes on the net share settlement of equity awards be presented as a financing activity. The implementation of this guidance did not have a material impact on the Statement of Cash Flows for the year ended December 31, 2017. Prior period amounts were not retrospectively adjusted.

Effective January 1, 2017, we elected to recognize forfeitures as they occur rather than continue to estimate forfeitures expected to occur. This change in accounting policy resulted in an immaterial cumulative-effect adjustment to retained earnings for the year ended December 31, 2017.

The remaining updates required by this standard did not have a material impact to our interim unaudited condensed financial statements.

Recently Issued Accounting Pronouncements to be Implemented

In May 2014, the FASB issued ASU 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We will apply the new guidance effective January 1, 2018 using the modified retrospective method to contracts that are not completed as of January 1, 2018.

We have evaluated each of the five steps in the new revenue recognition model, which are: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. We have concluded that the adoption of this guidance does not require any adjustment to the opening balance of retained earnings and will not have a material impact to our financial statements. Additionally, we do not expect that our method and timing for recognizing revenue after the implementation this guidance to vary significantly from our revenue recognition practices under the current revenue recognition guidance.

Disclosure requirements under Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. We have completed our assessment of the new disclosure requirements and are completing the process of drafting our disclosures for both interim and annual periods under Topic 606.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). This update clarifies the scope of modification accounting and when it should be applied to a change in terms or conditions of a share-based payment award. Under this update, modification accounting is required for all changes to share-based payment awards, unless all of the following are met: 1) there is no change to the fair value of the award, 2) the vesting conditions have not changed, 3) the classification of the award as an equity instrument or a debt instrument has not changed. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt this update in the first quarter 2018. We do not expect any material impact from adoption of this guidance on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This update addresses a specific consequence of the Tax Cuts and Jobs Act (“2017 Act”). This update allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the 2017 Act. The update eliminates the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. We are currenly assessing the impact of the new standard on our financial statements.

2 — Inventory

Inventory consists of:

	As of December 31,
	2017	2016
Raw materials	$3,593,136	$3,241,642
Work in process	280,443	135,626
Finished goods	537,466	716,666
Inventory before allowance for excess and obsolete	4,411,045	4,093,934
Allowance for excess and obsolete	(200,199)	(207,344)
Total	$4,210,846	$3,886,590

3 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2017	2016
Computer software and hardware	$490,272	$462,352
Furniture and fixtures	655,518	358,587
Leasehold improvements	191,139	191,139
Machinery and equipment	2,046,808	1,064,957
Tooling in-process	46,970	578,098
	3,430,707	2,655,133
Accumulated depreciation	(1,561,856)	(1,198,984)
Total	$1,868,851	$1,456,149

Depreciation and amortization expense of property and equipment was $362,872, $230,282 and $187,936 for the years ended December 31, 2017, 2016 and 2015, respectively.

4 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2017	2016
Patents — in use	$168,383	$168,383
Patents — in process	116,260	67,071
Internally developed software — in use	867,569	148,967
Internally developed software — in process	—	718,602
Trademarks	23,017	23,017
	1,175,229	1,126,040
Accumulated amortization	(289,727)	(207,328)
Total	$885,502	$918,712

Amortization expense of intangible assets was $82,399, $18,017 and $36,006 for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2015, we recorded an impairment charge of $55,433 on patents related to certain of our IV sets. This charge is included in general and administrative expense in our Statements of Operations.

Expected annual amortization expense for the next five years related to intangible assets is as follows:

2018	$82,398
2019	$82,398
2020	$82,398
2021	$82,398
2022	$82,398

5 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$7,244,771	$746	$63,575	$7,181,942
International corporations	971,087	707	18,613	953,181
Total	$8,215,858	$1,453	$82,188	$8,135,123

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,814,295	$385	$52,072	$6,762,608
International corporations	1,211,645	2,241	10,973	1,202,913
Total	$8,025,940	$2,626	$63,045	$7,965,521

As of December 31, 2017, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$2,708,539	$2,680,727
1 to 3 years	3,248,632	3,219,494
3 to 5 years	2,258,687	2,234,902
Total	$8,215,858	$8,135,123

6 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$7,181,942	$—	$7,181,942	$—
International corporations	953,181	—	953,181	—
Total	$8,135,123	$—	$8,135,123	$—

	Fair Value at December 31, 2016
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,762,608	$—	$6,762,608	$—
International corporations	1,202,913	—	1,202,913	—
Total	$7,965,521	$—	$7,965,521	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2017 or 2016.

7 — Deferred Revenue

Deferred revenue consists of:

	As of December 31,
	2017	2016
Advance payments from customers	$251,087	$21,795
Training and other services	—	4,676
Shipments in-transit	13,326	182,792
Extended warranty agreements	3,356,843	2,467,361
Total	3,621,256	2,676,624
Less current portion	(1,617,571)	(1,033,146)
Total non-current portion	$2,003,685	$1,643,478

8 — Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balances at December 31, 2014	$(21,473)
Losses, net	(36,053)
Reclassification realized in net earnings	2,241
Balances at December 31, 2015	$(55,285)
Losses, net	(34,764)
Reclassification realized in net earnings	53,200
Balances at December 31, 2016	$(36,849)
Losses, net	(16,655)
Reclassification realized in net earnings	4,595
Balances at December 31, 2017	$(48,909)

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. As of December 31, 2017, there were 470,102 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	As of December, 31
	2017	2016	2015
Cost of revenue	$214,325	$147,400	$77,771
General and administrative	1,670,015	1,144,207	541,876
Sales and marketing	441,931	493,362	555,478
Research and development	128,092	56,932	44,993
Total stock-based compensation expense	$2,454,363	$1,841,901	$1,220,118

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2017:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding beginning of period	1,482,204	$2.70	6.3	$12,788,462

Options granted	3,000	14.59
Options exercised	(33,054)	2.31
Options cancelled	(12,438)	12.19
Options expired	(8,750)	10.75
Outstanding end of period	1,430,962	$2.60	5.3	$18,136,810
Exercisable	1,360,586	$2.13	5.2	$17,796,339

The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $11.10, $12.64 and $11.75, respectively.

As of December 31, 2017, we had $495,119 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. The total grant date fair value of stock options that vested during the year ended December 31, 2017 was $1,306,183. The total intrinsic value of options exercised during the year ended December 31, 2017, 2016 and 2015 was $268,053, $2,112,426 and $6,954,526, respectively.

The fair value of our stock option grants was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December, 31
	2017	2016	2015
Volatility	92.0%	61.5%	87.1%
Expected term (years)	6.3	6.3	6.7
Risk-free interest rate	1.4%	1.6%	1.8%
Dividend yield	0.0%	0.0%	0.0%

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

•                              The market performance of comparable, publicly traded companies; and

•                              The overall economic and industry conditions and outlook.

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2017:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	159,646	$17.07
Granted	160,070	$11.45
Vested	(62,665)	$18.90
Cancelled	(4,318)	$17.74
Unvested at December 31, 2017	252,733	$13.04

As of December 31, 2017, we had $3,065,982 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

Warrants

Associated with our IPO completed on July 21, 2014, we issued Underwriters Warrants (the “Warrants”) to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the Warrants was $611,000. The Warrants were exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The Warrants were exercisable at $8.125 per share, or 130 percent of the public offering price per share of our common stock in the IPO. On the grant date, we classified the Warrants as equity and incremental direct costs associated with our IPO. Accordingly, the issuance of the Warrants had no impact our financial statements.

The exercise price and number of Warrant shares may be adjusted (1) voluntarily at our discretion, or (2) if we undertake a stock split, stock dividend, recapitalization or reorganization of our common stock into a lesser / greater number of shares, the Warrant exercise price will be proportionately reduced / increased and the number of Warrant shares will be proportionately increased / decreased. The Warrant may only be settled through the issuance of our common stock in exchange for cash.

On July 17, 2017, our Board of Directors approved a modification to the Warrants. This modification extended the expiration date of the Warrants from July 17, 2017 to July 17, 2019 and revised the strike price from $8.125 to $10.05. The fair value of the amended Warrants was $2.42 per share as measured using the Black-Scholes options pricing model. Related to this modification, we recognized a $380,452 charge to earnings during the year ended December 31, 2017. This charge is included in general and administrative expense in our Statements of Operations. As of December 31, 2017, Warrants to purchase 181,600 shares of our common stock remained outstanding.

10 — Other Income, Net

Other income, net consists of:

	As of December 31,
	2017	2016	2015
Interest income	$122,575	$126,419	$148,907
Realized losses on maturities of investments	(6,761)	(83,957)	(3,575)
Foreign currency exchange losses	(4,437)	(7,734)	(23,999)
Other	—	(2,048)	52
Total other income, net	$111,377	$32,680	$121,385

11 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax from 34 percent to 21 percent effective January 1, 2018. The 2017 Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic production activities deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures and additional limitations on executive compensation.

We recognized the income tax effects of the 2017 Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Act was signed into law. As such, our financial results reflect the income tax effects of the 2017 Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC Topic is incomplete but a reasonable estimate could be determined. We did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The following table presents the impact of the 2017 Act as an increase (decrease) reflected in the noted line item in the Statements of Operations and Balance Sheet:

Year Ended December 31, 2017
Reduction of U.S. Corporate Tax Rate
Income tax expense	$473,899
Effective tax rate	33.9%

As of December 31, 2017
Reduction of U.S. Corporate Tax Rate
Deferred income taxes, net	$(473,899)

The changes to existing tax laws as a result of the 2017 Act, which we believe have the most significant impact on our federal income taxes is the reduction of the U.S. corporate income tax rate. We measure deferred tax assets and deferred tax liabilities using the enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, our deferred tax assets and deferred tax liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34 percent to 21 percent, resulting in a $473,899 increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease in net deferred tax assets as of December 31, 2017.

Effective January 1, 2018, the 2017 Act requires the acceleration of revenue for tax purposes for certain types of revenue. This change impacts certain accounting methods that we previously used and is expected to result in the acceleration of taxability of such revenue beginning in 2018 as compared with prior U.S. tax laws.

The components of the provision for income taxes are as follows:

	As of December 31,
	2017	2016	2015
Current taxes:
U.S. federal	$862,725	$3,674,645	$3,874,171
State	186,993	634,453	245,204
Total current tax expense	1,049,718	4,309,098	4,119,375
Deferred taxes:
U.S. federal	(92,788)	(509,404)	(13,171)
State	(60,308)	(61,505)	(1,590)
Total deferred tax benefit	(153,096)	(570,909)	(14,761)
Provision for income taxes	$896,622	$3,738,189	$4,104,614

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	Years Ended December 31,
	2017	2016
Deferred income tax assets (liabilities):
Stock compensation	$985,261	$1,114,007
Deferred revenue	405,264	170,970
Reserves and allowances	165,014	205,050
Other	20,990	24,160
Reserves and allowances	(10,968)	(64,149)
Depreciation and amortization	(615,186)	(660,636)
Total deferred income taxes, net	$950,375	$789,402

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
Tax Cuts and Jobs Act	33.9	—	—
Tax deficiencies on exercise and vesting of equity awards	5.4	—	—
Stock compensation expense	5.3	(0.8)	2.9
State taxes, net of federal benefit	5.1	4.2	1.8
Permanent items	4.4	0.4	(0.4)
Provision to return adjustments	(9.5)	0.2	(0.1)
Domestic production activities deduction	(7.2)	(2.9)	(1.8)
Research and development credits	(7.2)	(1.0)	(1.1)
Effective rate	64.2%	34.1%	35.3%

As of December 31, 2017 and December 31, 2016, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2014 and subsequent years and various other U.S. state income taxes for 2013 and subsequent years.

12 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $232,129, $259,731 and $221,903, respectively, for the years ended December 31, 2017, 2016 and 2015. Employer contributions vest immediately.

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

Revenue information by geographic region is as follows:

	As of December 31,
	2017	2016	2015
United States	$19,500,680	$28,902,911	$28,854,911
International	3,580,912	3,593,637	2,738,809
Total revenue	$23,081,592	$32,496,548	$31,593,720

Revenue information by type is as follows:

	As of December 31,
	2017	2016	2015
Devices:
MRI Compatible IV Infusion Pump System	$13,621,769	$25,491,720	$26,326,455
MRI Compatible Patient Vital Signs Monitoring Systems	1,848,616	293,552	26,780
Total Devices revenue	15,470,385	25,785,272	26,353,235
Disposable IV Sets and Services	7,611,207	6,711,276	5,240,485
Total revenue	$23,081,592	$32,496,548	$31,593,720

Property and equipment, net information by geographic region is as follows:

	Years Ended December 31,
	2017	2016
United States	$1,349,897	$1,112,382
International	518,954	343,767
Total property and equipment, net	$1,868,851	$1,456,149

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

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $409,378, $405,081 and $400,807, respectively. Minimum lease payments for each of our operating leases are even throughout their respective lease term.

Future minimum lease payments under noncancelable operating leases as of December 31, 2017 are as follows:

Operating Leases
2018	$398,051
2019	165,855
2020	—
2021	—
2022	—
Thereafter	—
Total minimum lease payments	$563,906

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,219,818 at December 31, 2017. An insignificant amount related to these purchase orders has been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2017.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

15 — Capital Stock

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

Redemption. The Common Stock is not redeemable.

Share Repurchase

On April 27, 2017 (the “Authorization Date”), our Board of Directors approved a share repurchase program, authorizing the repurchase of up to $8.0 million of our common stock through April 28, 2018. Since the Authorization Date and through December 31, 2017, we used $1,818,542 to acquire 209,922 shares of our common stock. Prior to December 31, 2017, we retired to treasury all of the repurchased shares.