Form 10-Q
period 2018-03-31
IRADIMED CORP
filed 2018-05-08
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The registrant had 10,656,327 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2018.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,093,133	$18,205,976
Accounts receivable, net of allowance for doubtful accounts of $46,067 as of March 31, 2018 and $37,225 as of December 31, 2017	3,279,940	3,778,929
Investments	7,828,379	8,135,123
Inventory, net	4,308,321	4,210,846
Prepaid expenses and other current assets	628,346	648,881
Prepaid income taxes	63,541	127,855
Total current assets	36,201,660	35,107,610
Property and equipment, net	1,910,408	1,868,851
Intangible assets, net	863,940	885,502
Deferred income taxes, net	1,088,278	950,375
Other assets	196,451	200,196
Total assets	$40,260,737	$39,012,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692,289	$656,723
Accrued payroll and benefits	1,180,546	1,512,336
Other accrued taxes	34,137	109,502
Warranty reserve	70,952	60,538
Deferred revenue	1,496,117	1,617,571
Other current liability	108,571	108,571
Accrued income taxes	358,462	12,731
Total current liabilities	3,941,074	4,077,972
Deferred revenue	2,082,795	2,003,685
Total liabilities	6,023,869	6,081,657
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,622,042 shares issued and outstanding as of March 31, 2018 and 10,596,566 shares issued and outstanding as of December 31, 2017	1,062	1,060
Additional paid-in capital	13,131,054	12,623,181
Retained earnings	21,207,237	20,355,545
Accumulated other comprehensive loss	(102,485)	(48,909)
Total stockholders’ equity	34,236,868	32,930,877
Total liabilities and stockholders’ equity	$40,260,737	$39,012,534

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$7,108,151	$5,162,560
Cost of revenue	1,691,535	1,387,618
Gross profit	5,416,616	3,774,942
Operating expenses:
General and administrative	2,303,532	2,107,257
Sales and marketing	1,645,936	1,364,776
Research and development	379,826	541,290
Total operating expenses	4,329,294	4,013,323
Income (loss) from operations	1,087,322	(238,381)
Other income, net	40,072	29,524
Income (loss) before provision for income taxes	1,127,394	(208,857)
Provision for income tax expense	286,198	24,483
Net income (loss)	$841,196	$(233,340)
Net income (loss) per share:
Basic	$0.08	$(0.02)
Diluted	$0.07	$(0.02)
Weighted average shares outstanding:
Basic	10,608,387	10,740,979
Diluted	11,879,889	10,740,979

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$841,196	$(233,340)
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(14,128) and $110, respectively	(42,651)	2,124
Realized loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $86 and $(2,043), respectively	(429)	3,056
Other comprehensive (loss) income	(43,080)	5,180
Comprehensive income (loss)	$798,116	$(228,160)

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$841,196	$(233,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	8,842	(8,533)
Change in provision for excess and obsolete inventory	61,011	(7,171)
Depreciation and amortization	427,747	287,116
Stock-based compensation	416,327	376,424
Deferred income taxes, net	(123,689)	(176,659)
(Gain) loss on maturities of investments	(550)	5,099
Changes in operating assets and liabilities:
Accounts receivable	490,147	47,115
Inventory	(155,234)	(321,552)
Prepaid expenses and other current assets	(254,051)	(201,029)
Other assets	(18,185)	3,665
Accounts payable	(80,631)	(320,124)
Accrued payroll and benefits	(331,790)	(30,495)
Other accrued taxes	(75,365)	501
Warranty reserve	10,414	23,169
Deferred revenue	(42,344)	170,026
Accrued income taxes, net of prepaid income taxes	410,045	201,143
Net cash provided by (used in) operating activities	1,583,890	(184,645)
Investing activities:
Purchases of investments	—	(1,321,257)
Proceeds from maturity of investments	250,000	1,500,050
Purchases of property and equipment	(37,983)	(240,400)
Capitalized intangible assets	(298)	(111)
Net cash provided by (used in) investing activities	211,719	(61,718)
Financing activities:
Proceeds from stock option exercises	95,924	33,086
Taxes paid related to the net share settlement of equity awards	(4,376)	(43,953)
Net cash provided by (used in) financing activities	91,548	(10,867)
Net increase (decrease) in cash and cash equivalents	1,887,157	(257,230)
Cash and cash equivalents, beginning of period	18,205,976	17,713,871
Cash and cash equivalents, end of period	$20,093,133	$17,456,641

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies followed in the preparation of these interim condensed financial statements are consistent in all material respects with those described in Note 1 of our Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible medical devices, related accessories, disposables and services for use by hospitals and acute care facilities during MRI procedures.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of March 31, 2018, the Warning Letter remains open.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted the new guidance effective January 1, 2018 using the modified retrospective method to contracts that were not completed as of January 1, 2018.

We have evaluated each of the five steps in the new revenue recognition model, which are: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. We have concluded that the adoption of this guidance did not require any adjustment to the opening balance of retained earnings and did not have a material impact to our financial statements. Additionally, our method and timing for recognizing revenue after the implementation this guidance does not vary significantly from our revenue recognition practices under the previous revenue recognition guidance.

Disclosure requirements under Topic 606 have been significantly expanded in comparison to the disclosure requirements under the previous guidance. See Note 2.

In February 2016, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We adopted the new guidance on January 1, 2018 and reclassified an immaterial amount from accumulated other comprehensive income to beginning retained earnings.

Recently Issued Accounting Pronouncements to be Implemented

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

2 — Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to contracts which were incomplete as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under this new guidance, while prior period amounts are unadjusted and continue to be reported under previous revenue recognition guidance.

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, extended warranty agreements and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S., we sell our products through our direct sales force and outside of the U.S. we sell our products through distributors who resell our products to end users.

For domestic sales, we enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”), which enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include the following relevant provisions:

•                  Negotiated pricing for all group members established at time of GPO contract execution, and;

•                  Volume discounts and other preferential terms on their members’ purchases from us.

We do not sell to GPOs. Hospitals, group practices and other acute care facilities that are members of a GPO, purchase products directly from us under the terms negotiated by the GPO.

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer. We allocate the transaction price using the relative standalone selling price method. Customer sale prices for our MRI compatible IV infusion pump systems and related disposables and services are contractually fixed over the contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products.

Shipping and handling charges billed to customers are included in revenue and shipping and handling related expenses are charged to cost of revenue.

In certain U.S. states we are required to collect sales taxes from our customers. These amounts are excluded from revenue and recorded as a liability until remitted to the taxing authority.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
United States	$5,977,107	$4,316,894
International	1,131,044	845,666
Total revenue	$7,108,151	$5,162,560

Revenue information by type is as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Devices:
MRI compatible IV infusion pump system	$3,625,622	$3,002,611
MRI compatible patient vital signs monitoring systems	1,203,856	389,702
Total Devices revenue	4,829,478	3,392,313
Disposables and services	1,939,091	1,595,247
Amortization of extended warranty agreements	339,582	175,000
Total revenue	$7,108,151	$5,162,560

Contract Liabilities

We record contract liabilities, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received in advance of our performance. When we sell a product or service with a future performance obligation, we defer revenue allocated to the unfulfilled performance obligation and recognize this revenue when (or as) the performance obligation is satisfied.

Our deferred revenue consists of advance payments received from customers prior to the transfer of products or services, shipments that are in-transit at the end of a period and sales of extended warranty agreements. Advanced payments received from customers and shipments in-transit are recognized in revenue at the time control of the related products has been transferred to the customer or services have been delivered. Amounts related to extended warranty agreements are deferred and recognized in revenue ratably over the agreement period, which is typically one to four years after control of the related products is transferred to the customer, as we believe this recognition pattern best depicts the transfer of services being provided.

Deferred revenue is classified as current or long-term deferred revenue in our Balance Sheets, depending on the expected timing of satisfying the related performance obligations. Our contract liabilities consist of:

	As of December 31,
	March 31, 2018	December 31, 2017
	(unaudited)
Advance payments from customers	$21,019	$251,087
Shipments in-transit	37,517	13,326
Extended warranty agreements	3,520,376	3,356,843
Total	$3,578,912	$3,621,256

Changes in the contract liabilities during the period are as follows:

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	549,032
Decreases due to recognition of revenue	(591,376)
Contract liabilities, March 31, 2018	$3,578,912

Capitalized Contract Costs

We capitalize commissions paid to our sales managers related to contracts with customers when the associated revenue is expected to be earned over a period of time. Deferred commissions are primarily related to the sale of extended warranty agreements. Capitalized commissions are included in Prepaid Expenses and Other Current Assets in our Balance Sheets when the associated expense is expected to be recognized in one year or less, or Other Assets when the associated expense is expected to be recognized in greater than one year. The associated expense is included in Sales and Marketing expenses in our Statements of Operations.

Our total capitalized contract costs as of March 31, 2018 and December 31, 2017 were $186,843 and $168,757, respectively. Expense for the three months ended March 31, 2018 and 2017 related to the amortization of capitalized contract costs were immaterial to our financial statements.

Variable Consideration

Most of our sales are subject to 30 to 60 day customer-specified acceptance provisions primarily for purposes of ensuring products were not damaged during the shipping process. Historically, we have experienced immaterial product returns and, when experienced, we typically exchange the affected products with new products. Accordingly, variable consideration from contracts with customers is immaterial to our financial statements.

3 — Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income (loss)	$841,196	$(233,340)
Weighted-average shares outstanding — Basic	10,608,387	10,740,979
Effect of dilutive securities:
Underwriters’ warrants	53,434	—
Stock options	1,155,708	—
Restricted stock units	62,360	—
Weighted-average shares outstanding — Diluted	11,879,889	10,740,979
Basic net income (loss) per share	$0.08	$(0.02)
Diluted net income (loss) per share	$0.07	$(0.02)

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Anti-dilutive stock options, restricted stock units and warrants	64,382	1,423,854

4 — Inventory

Inventory consists of:

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$3,509,041	$3,593,136
Work in process	362,074	280,443
Finished goods	617,306	537,466
Inventory before allowance for excess and obsolete	4,488,421	4,411,045
Allowance for excess and obsolete	(180,100)	(200,199)
Total	$4,308,321	$4,210,846

5 — Property and Equipment

Property and equipment consist of:

	March 31, 2018	December 31, 2017
	(unaudited)
Computer software and hardware	$505,130	$490,272
Furniture and fixtures	769,031	655,518
Leasehold improvements	191,139	191,139
Machinery and equipment	2,082,499	2,046,808
Tooling in-process	33,836	46,970
	3,581,635	3,430,707
Accumulated depreciation	(1,671,227)	(1,561,856)
Total	$1,910,408	$1,868,851

Depreciation and amortization expense of property and equipment was $109,371 and $63,469 for the three months ended March 31, 2018 and 2017, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
United States	$1,409,755	$1,349,897
International	500,653	518,954
Total property and equipment, net	$1,910,408	$1,868,851

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2018	December 31, 2017
	(unaudited)
Patents — in use	$304,269	$168,383
Patents — in process	50,836	116,260
Internally developed software	867,569	867,569
Trademarks	23,017	23,017
	1,245,691	1,175,229
Accumulated amortization	(381,751)	(289,727)
Total	$863,940	$885,502

Amortization expense of intangible assets was $21,860 and $20,600 for the three months ended March 31, 2018 and 2017, respectively.

Expected annual amortization expense for the remaining portion of 2018 and the next five years related to intangible assets is as follows:

Nine months ending December 31, 2018	$67,472
2019	89,963
2020	89,963
2021	89,963
2022	89,392
2023	88,740

7 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cost of revenue	$68,259	$50,561
General and administrative	226,771	195,845
Sales and marketing	83,616	111,961
Research and development	37,681	18,057
Total	$416,327	$376,424

As of March 31, 2018, we had $374,290 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years. As of March 31, 2018, we had $2,835,279 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2018:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,430,962	252,733
Awards granted	—	7,007
Awards exercised/vested	(22,313)	(3,452)
Awards canceled	(875)	(1,933)
Outstanding end of period	1,407,774	254,355

8 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,995,321	$311	$117,495	$6,878,137
International corporations	971,087	—	20,845	950,242
Total	$7,966,408	$311	$138,340	$7,828,379

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$7,244,771	$746	$63,575	$7,181,942
International corporations	971,087	707	18,613	953,181
Total	$8,215,858	$1,453	$82,188	$8,135,123

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2018.

9 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,878,137	$—	$6,878,137	$—
International corporations	950,242	—	950,242	—
Total	$7,828,379	$—	$7,828,379	$—

	Fair Value at December 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$7,181,942	$—	$7,181,942	$—
International corporations	953,181	—	953,181	—
Total	$8,135,123	$—	$8,135,123	$—

Our corporate bonds are valued by a third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2017	$(48,909)
Losses, net	(42,651)
Reclassification realized in net earnings	(429)
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at March 31, 2018	$(102,485)

Balance at December 31, 2016	$(36,849)
Gains, net	2,124
Reclassification realized in net earnings	3,056
Balance at March 31, 2017	$(31,669)

11 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act includes a number of changes to U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax from 34 percent to 21 percent effective January 1, 2018. The 2017 Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic production activities deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures and additional limitations on executive compensation.

We recognized the income tax effects of the 2017 Act in our 2017 financial statements reported on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Act was signed into law. As such, our 2017 financial results reported on Form 10-K reflected the income tax effects of the 2017 Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of the 2017 Act. The estimate of the impact of the 2017 Act is based on certain assumptions and our current interpretation, and may change, as we receive additional clarification and implementation guidance and as the interpretation of the 2017 Act evolves over time.

For the three months ended March 31, 2018, we recorded a provision for income tax expense of $286,198. Our effective tax rate was 25.4 percent and differed from the U.S. Federal statutory rate primarily due to research and development credits, partially offset by U.S. state tax expense.

For the three months ended March 31, 2017, we recorded a provision for income tax expense of $24,483. Our effective tax rate was (11.7) percent and differed from the U.S. Federal statutory rate primarily due to discrete items associated with the adoption of Accounting Standard Update (ASU) 2016-09, Compensation — Stock Compensation (Topic 718), which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. Additionally, our effective tax rate differed from the U.S. Federal statutory rate due to higher research and development credits and the domestic production activities deduction relative to our loss before provision from income tax expense.

As of March 31, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

A summary of our non-cancelable operating lease commitments of March 31, 2018 is as follows:

Nine months ending December 31, 2018	$298,538
2019	165,855
2020	—
2021	—
2022	—
Total non-cancelable operating lease commitments	$464,393

Rent expense under our operating leases was $101,505 and $101,505 for the three months ended March 31, 2018 and 2017, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,298,857 at March 31, 2018 and $2,219,818 at December 31, 2017. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2017	10,596,566
Option exercises	22,313
Vesting of restricted stock units, net of shares withheld for taxes	3,163
Balance, March 31, 2018	10,622,042

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

Our Business

We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compatible medical devices and accessories, disposables and services relating to them.

We are a leader in the development of innovative magnetic resonance imaging (“MRI”) compatible medical devices. We are the only known provider of a non-magnetic intravenous (“IV”) infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely-designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems include additional optional upgrade accessories.

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

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

Historical selling cycles for our devices vary and are typically three to six months in duration.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of March 31, 2018, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue increased $1.9 million, or 37.7 percent, to $7.1 million for the first quarter ended March 31, 2018, compared to $5.2 million for the first quarter of last year. Net income was $0.8 million, or $0.07 per diluted share, in the first quarter ended March 31, 2018, compared to a net loss of $(0.2) million, or $(0.02) per diluted share, in the first quarter last year.

For the remainder of 2018, we expect our revenues to increase when compared to same period in 2017 as we continue to focus on penetrating the MRI compatible IV pump market of first-time adopters more deeply and expanding global sales of our new MRI compatible patient vital signs monitor. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our technology and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients.

We expect higher full year 2018 operating expenses compared to 2017 due primarily to higher sales and marketing expenses.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2018.

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

	Percent of Revenue Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	23.8	26.9
Gross profit	76.2	73.1
Operating expenses:
General and administrative	32.4	40.8
Sales and marketing	23.2	26.4
Research and development	5.3	10.5
Total operating expenses	60.9	77.7
Income (loss) from operations	15.3	(4.6)
Other income, net	0.6	0.6
Income (loss) before provision for income taxes	15.9	(4.0)
Provision for income tax expense	4.0	0.5
Net income (loss)	11.8%	(4.5)%

Three Months Ended March 31, 2018 and 2017

Revenue by Geographic Region

	Three Months Ended March 31,
	2018	2017	Change
United States	$5,977,107	$4,316,894	38.5%
International	1,131,044	845,666	33.7%
Total revenue	$7,108,151	$5,162,560	37.7%

Revenue by Type

	Three Months Ended March 31,
	2018	2017	Change
Devices:
IV infusion pump system	$3,625,622	$3,002,611	20.7%
Patient monitoring systems	1,203,856	389,702	208.9%
Total Devices revenue	4,829,478	3,392,313	42.4%
Disposables and services	1,939,091	1,595,247	21.6%
Amortization of extended maintenance contracts	339,582	175,000	94.0%
Total revenue	$7,108,151	$5,162,560	37.7%

For the three months ended March 31, 2018, revenue increased $1.9 million, or 37.7 percent, to $7.1 million from $5.2 million for the same period in 2017. This increase is primarily due to higher sales of our MRI compatible devices, disposables and services and amortization of extended maintenance contracts.

The average selling price of our MRI compatible IV infusion pump system during the three months ended March 31, 2018 was approximately $33,300, compared to $34,500 for the same period in 2017. The decrease in ASP relates to an unfavorable sales mix from international sales.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended March 31, 2018 was approximately $36,300, compared to $20,100 for the same period in 2017. The increase in ASP primarily relates to sales of this device in the U.S. during the first quarter 2018. During the first quarter 2017, this device was only available internationally. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. increased $1.7 million, or 38.5 percent, to $6.0 million from $4.3 million for the same period in 2017. Revenue from sales internationally increased $0.2 million, or 33.7 percent, to $1.1 million for the three months ended March 31, 2018, from $0.9 million for the same period in 2017. Domestic sales accounted for 84.1 percent of total revenue in the first quarter 2018, compared to 83.6 percent in the first quarter 2017.

Revenue from sales of devices increased $1.4 million, or 42.4 percent, to $4.8 million from $3.4 million for the same period in 2017. Revenue from sales of our disposables and services increased $0.3 million, or 21.6 percent, to $1.9 million from $1.6 million for the same period in 2017. We expect revenue from sales of disposables and services to increase relative to the sales of devices as the installed base of our MRI compatible devices increases. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 94.0%, to $0.3 million from $0.2 million for the same period in 2017.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2018	2017
Revenue	$7,108,151	$5,162,560
Cost of revenue	1,691,535	1,387,618
Gross profit	$5,416,616	$3,774,942
Gross profit percentage	76.2%	73.1%

For the three months ended March 31, 2018, cost of revenue increased $0.3 million, or 21.9 percent, to $1.7 million from $1.4 million for the same period in 2017. Gross profit increased $1.6 million, or 43.5 percent, to $5.4 million for the first quarter 2018 from $3.8 million for the same period in 2017. The increase in cost of revenue and gross profit is primarily attributable to higher sales of our products.

Gross profit margin was 76.2 percent for first quarter 2018, compared to 73.1 percent for the first quarter 2017. This is the result of favorable overhead absorption rates due to higher production output during the first quarter 2018 when compared to the first quarter 2017, partially offset by higher depreciation expense when compared to the same period last year.

Operating Expenses

	Three Months Ended March 31,
	2018	2017
General and administrative	$2,303,532	$2,107,257
Percentage of revenue	32.4%	40.8%
Sales and marketing	$1,645,936	$1,364,776
Percentage of revenue	23.2%	26.4%
Research and development	$379,826	$541,290
Percentage of revenue	5.3%	10.5%

General and Administrative

For the three months ended March 31, 2018, general and administrative expense increased $0.2 million, or 9.3 percent, to $2.3 million from $2.1 million for the same period last year. This increase is primarily due to higher expenses for employee benefits, partially offset by lower expenses for consulting services.

Sales and Marketing

For the three months ended March 31, 2018, sales and marketing expense increased $0.2 million, or 20.6 percent, to $1.6 million from $1.4 million for the same period last year. This is primarily the result of higher sales commissions due to higher sales, higher sales expenses and payroll due to higher headcount, partially offset by lower stock compensation expense.

Research and Development

For the three months ended March 31, 2018, research and development expense decreased $(0.1) million, or 29.8 percent, to $0.4 million from $0.5 million for the same period last year. This is primarily the result of lower expenses for consulting and outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2018 and 2017, we reported other income of approximately $40,000 and $30,000, respectively. This increase is primarily due to higher gains on foreign currency transactions when compared to the same period last year.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act includes a number of changes to U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax from 34 percent to 21 percent effective January 1, 2018. The 2017 Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic production activities deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures and additional limitations on executive compensation.

We recognized the income tax effects of the 2017 Act in our 2017 financial statements reported on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Act was signed into law. As such, our 2017 financial results reported on Form 10-K reflected the income tax effects of the 2017 Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of the 2017 Act. The estimate of the impact of the 2017 Act is based on certain assumptions and our current interpretation, and may change, as we receive additional clarification and implementation guidance and as the interpretation of the 2017 Act evolves over time.

For the three months ended March 31, 2018, we recorded a provision for income tax expense of $286,198. Our effective tax rate was 25.4 percent and differed from the U.S. Federal statutory rate primarily due to research and development credits, partially offset by U.S. state tax expense.

For the three months ended March 31, 2017, we recorded a provision for income tax expense of $24,483. Our effective tax rate was (11.7) percent and differed from the U.S. Federal statutory rate primarily due to discrete items associated with the adoption of Accounting Standard Update (ASU) 2016-09, Compensation — Stock Compensation (Topic 718), which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. Additionally, our effective tax rate differed from the U.S. Federal statutory rate due to higher research and development credits and the domestic production activities deduction relative to our loss before provision from income tax expense.

As of March 31, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

As of March 31, 2018, we had cash and cash equivalents and investments of $27.9 million, stockholders’ equity of $34.2 million, and working capital of $32.3 million. As of December 31, 2017, we had cash and cash equivalents and investments of $26.3 million, stockholders’ equity of $32.9 million, and working capital of $31.0 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$1,583,890	$(184,645)
Net cash provided by (used in) investing activities	211,719	(61,718)
Net cash provided by (used in) financing activities	91,548	(10,867)

For the three months ended March 31, 2018, cash provided by operating activities increased $1.8 million to $1.6 million, compared to cash used in operations of $(0.2) million for the same period in 2017. This increase was primarily the result of higher net income, higher net cash inflows related to accounts receivable and lower net cash outflows related to accounts payable, accrued income taxes and inventory, partially offset by higher cash outflows from accrued payroll and benefits and lower cash inflows from deferred revenue.

Cash provided by investing activities was $0.2 million for the three months ended March 31, 2018, compared to cash used in investing activities of $0.1 million for the same period in 2017. During the three months ended March 31, 2018, we had cash inflows of $0.3 million related to the maturity of an investment.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2018, compared to cash used in financing activities of $0.0 million for the same period in 2017. This increase was primarily related to cash received from the exercise of stock options.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2018. We had no other off-balance sheet arrangements during the three months ended March 31, 2018 or for the year ended December 31, 2017 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2018 and 2017.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2018, we had $7.8 million in corporate bonds, with $3.1 million that matures in less than 1 year, $2.5 million that matures between 1 and 3 years and $2.2 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2018, we expect the corresponding change in fair value of our investments would be approximately $123,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2018. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our products could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our decline in operating results during 2017 limited our generation of capital resources and that situation could return if we are unable to continue to increase revenues or adjust our costs appropriately. Further, our 3880 Monitor launch demands increased working capital before any return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our continued success depends on the integrity of our supply chain, including multiple single-source suppliers, the disruption of which could negatively impact our business.

Many of the component parts of our products are obtained through supply agreements with third parties. Some of these parts require our partners to engage in complex manufacturing processes and involve long lead times or delivery periods. Considering our dependence on third-party suppliers, several of which are single-source suppliers, we are subject to inherent uncertainties and risks related to their ability to produce or deliver parts on a timely basis, to comply with product safety and other regulatory requirements and to provide quality parts to us at a reasonable price.

For example, we are dependent upon a single vendor for the ultrasonic motor at the core of our MRidium MRI compatible IV infusion pump. If this vendor fails to meet our volume requirements, which we anticipate will increase over time, or if the vendor becomes unable or unwilling to continue supplying motors to us, this would impact our ability to supply our pumps to customers until a replacement source is secured. Our executed agreement with this vendor provides that the price at which we purchase products from the vendor is determined by agreement from time to time or should material costs change. Although we have had a long history of stable pricing with this supplier, this provision may make it difficult for us to continue to receive motors from this vendor on favorable terms or at all if we do not agree on pricing in the future. In such event, it could materially and adversely affect our commercial activities, operating results and financial condition.

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

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor in the U.S. could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we have planned for and expect. Continued sales to our existing customers is expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

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

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions concerning the MRidium 3860+ MRI compatible IV infusion pump and a purchase of a unit is typically three to six months and expect the same for our 3880 MRI compatible patient vital signs monitor. Sales cycles can also be delayed because of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated.

We rely on distributors for all our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have historically represented approximately one-tenth to one-third of our net revenues. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

Our adoption and implementation of the new revenue accounting standard on January 1, 2018 included management’s judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as we work toward implementing the new standard. If our initial judgments and assumptions require change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law, including potential U.S. state and foreign tax jurisdiction responses, is uncertain and our business and financial condition could be adversely affected.

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

•                              potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws;

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

Safety problems associated with our products could lead to a product recall or the issuance of a safety alert relating to such products and result in significant costs and negative publicity. An adverse event involving one of our products could require us to file an adverse event report with the FDA. Such disclosure could result in reduced market acceptance and demand for all our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances.

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

Our products are designed for use around MRI scanners. MRI has been an important imaging diagnostic for some time now, however should MRI technology change materially or decline in usage due to new technologies or concerns about costs or efficacy of MR imaging, our products would suffer as MRI usage and installations declined. Such a matter may also have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Recent U.S. healthcare policy changes, including the Affordable Care Act and PPACA, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that are expected to significantly impact the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3 percent excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all our medical products are “medical devices” within the meaning of the FDA regulations. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 further suspended the medical device excise tax through December 31, 2019. While this tax was suspended by legislation for 2018 and 2019, its return beginning on January 1, 2020 and potential increases from the 2.3 percent level in future years would negatively impact our operating results. We cannot currently foresee that the suspension will be reinstated.

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

Any use of capital to repurchase shares of our common stock could have a material adverse effect on our stock price and our business.

Since we announced stock repurchase programs in 2016 and 2017, we have used a significant amount of cash to repurchase shares of common stock of our company. Historically, we have opportunistically repurchased additional shares of common stock from time to time at prices that we believe are attractive. While our stock repurchase program has expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or that, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

IRADIMED CORPORATION

Dated: May 8, 2018	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)