Form 10-Q
period 2018-06-30
IRADIMED CORP
filed 2018-08-08
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The registrant had 10,680,132 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2018.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,330,879	$18,205,976
Accounts receivable, net of allowance for doubtful accounts of $40,138 as of June 30, 2018 and $37,225 as of December 31, 2017	3,981,688	3,778,929
Investments	8,172,009	8,135,123
Inventory, net	4,433,934	4,210,846
Prepaid expenses and other current assets	746,153	648,881
Prepaid income taxes	110,927	127,855
Total current assets	38,775,590	35,107,610
Property and equipment, net	1,888,831	1,868,851
Intangible assets, net	847,696	885,502
Deferred income taxes, net	1,130,288	950,375
Other assets	189,040	200,196
Total assets	$42,831,445	$39,012,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735,314	$656,723
Accrued payroll and benefits	1,336,390	1,512,336
Other accrued taxes	62,692	109,502
Warranty reserve	60,276	60,538
Deferred revenue	1,902,727	1,617,571
Other current liability	108,571	108,571
Accrued income taxes	434,887	12,731
Total current liabilities	4,640,857	4,077,972
Deferred revenue	2,023,574	2,003,685
Total liabilities	6,664,431	6,081,657
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,665,918 shares issued and outstanding as of June 30, 2018 and 10,596,566 shares issued and outstanding as of December 31, 2017	1,067	1,060
Additional paid-in capital	13,701,066	12,623,181
Retained earnings	22,562,205	20,355,545
Accumulated other comprehensive loss	(97,324)	(48,909)
Total stockholders’ equity	36,167,014	32,930,877
Total liabilities and stockholders’ equity	$42,831,445	$39,012,534

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$7,376,785	$5,524,364	$14,484,936	$10,686,924
Cost of revenue	1,710,890	1,234,314	3,402,425	2,621,932
Gross profit	5,665,895	4,290,050	11,082,511	8,064,992
Operating expenses:
General and administrative	2,078,356	2,189,925	4,381,888	4,297,182
Sales and marketing	1,516,044	1,323,539	3,161,980	2,688,315
Research and development	395,988	449,011	775,814	990,301
Total operating expenses	3,990,388	3,962,475	8,319,682	7,975,798
Income from operations	1,675,507	327,575	2,762,829	89,194
Other income, net	27,838	21,138	67,910	50,662
Income before provision for income taxes	1,703,345	348,713	2,830,739	139,856
Provision for income tax expense (benefit)	348,377	(8,360)	634,575	16,123
Net income	$1,354,968	$357,073	$2,196,164	$123,733
Net income per share:
Basic	$0.13	$0.03	$0.21	$0.01
Diluted	$0.11	$0.03	$0.18	$0.01
Weighted average shares outstanding:
Basic	10,651,619	10,687,746	10,630,123	10,714,215
Diluted	12,011,475	11,727,473	11,953,486	11,764,747

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,354,968	$357,073	$2,196,164	$123,733
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $1,115 and $3,776 for the three months ended June 30, 2018 and 2017, respectively, and $(13,013) and $3,665 for the six months ended June 30, 2018 and 2017, respectively	3,905	3,923	(38,746)	6,047
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $588 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $502 and $2,043 for the six months ended June 30, 2018 and 2017, respectively	1,256	1,417	827	4,473
Other comprehensive income (loss)	5,161	5,340	(37,919)	10,520
Comprehensive income	$1,360,129	$362,413	$2,158,245	$134,253

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$2,196,164	$123,733
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	12,137	(6,611)
Change in provision for excess and obsolete inventory	73,581	23,659
Depreciation and amortization	830,163	632,813
Write-off of non-trade accounts receivable	—	205,444
Stock-based compensation	858,408	821,803
Deferred income taxes, net	(167,401)	(297,619)
Loss on maturities of investments	1,100	6,520
Changes in operating assets and liabilities:
Accounts receivable	(214,896)	(210,662)
Inventory	(300,990)	(371,912)
Prepaid expenses and other current assets	(849,413)	(375,040)
Other assets	(20,316)	(1,928)
Accounts payable	(56,199)	(408,868)
Accrued payroll and benefits	(175,946)	66,803
Other accrued taxes	(46,810)	(31,529)
Warranty reserve	(262)	(1,012)
Deferred revenue	527,305	783,466
Accrued income taxes, net of prepaid income taxes	439,084	(852,171)
Net cash provided by operating activities	3,105,709	106,889
Investing activities:
Purchases of investments	(918,417)	(1,321,257)
Proceeds from maturity of investments	830,000	2,270,004
Purchases of property and equipment	(105,328)	(411,200)
Capitalized intangible assets	(6,545)	(9,214)
Net cash (used in) provided by investing activities	(200,290)	528,333
Financing activities:
Proceeds from stock option exercises	235,080	49,459
Taxes paid related to the net share settlement of equity awards	(15,596)	(44,742)
Purchases of treasury stock	—	(1,553,193)
Net cash provided by (used in) financing activities	219,484	(1,548,476)
Net increase (decrease) in cash and cash equivalents	3,124,903	(913,254)
Cash and cash equivalents, beginning of period	18,205,976	17,713,871
Cash and cash equivalents, end of period	$21,330,879	$16,800,617
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$363,050	$1,168,349

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 2, are consistent in all material respects with those described in Note 1 of our Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible medical devices, related accessories, disposables and services for use by hospitals and acute care facilities during MRI procedures.

FDA Warning Letter

The FDA conducted a routine inspection of our prior facility between April 7 and April 16, 2014. This was the first FDA inspection of our facility since the voluntary product recall in August 2012 of certain infusion sets and the voluntary recall in July 2013 of our DERS software. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. Most of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted responses to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s observations.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of June 30, 2018, the Warning Letter remains open.

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

We have evaluated each of the five steps in the new revenue recognition model, which are: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. We have concluded that the adoption of this guidance did not require any adjustment to the opening balance of retained earnings and did not have a material impact to our financial statements. Additionally, our method and timing for recognizing revenue after the implementation of this guidance does not vary significantly from our revenue recognition practices under the previous revenue recognition guidance.

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

For domestic sales, we enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”), which enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include negotiated pricing for all group members established at time of GPO contract execution.

We do not sell to GPOs. Hospitals, group practices and other acute care facilities that are members of a GPO, purchase products directly from us under the terms of our GPO agreements.

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer. We allocate the transaction price using the relative standalone selling price method. Customer sale prices for our MRI compatible IV infusion pump systems and related disposables and services are contractually fixed over the GPO contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

We have elected to account for shipping and handling charges billed to customers as revenue and shipping and handling related expenses as cost of revenue.

In certain U.S. states we are required to collect sales taxes from our customers. We have elected to exclude the amounts collected for these taxes  from revenue and record them as a liability until remitted to the taxing authority.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
United States	$5,732,044	$4,842,913	$11,709,151	$9,159,807
International	1,644,741	681,451	2,775,785	1,527,117
Total revenue	$7,376,785	$5,524,364	$14,484,936	$10,686,924

Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,590,538	$3,279,228	$7,216,160	$6,281,839
MRI Compatible Patient Vital Signs Monitoring Systems	1,505,518	399,322	2,709,374	789,024
Total Devices Revenue	5,096,056	3,678,550	9,925,534	7,070,863
Disposables and Services	1,909,043	1,625,489	3,848,134	3,220,736
Amortization of extended warranty agreements	371,686	220,325	711,268	395,325
Total revenue	$7,376,785	$5,524,364	$14,484,936	$10,686,924

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

Deferred revenue is classified as current or long-term deferred revenue in our Balance Sheets, depending on the expected timing of satisfying the related performance obligations. Our contract liabilities consist of:

	As of December 31,
	June 30, 2018	December 31, 2017
	(unaudited)
Advance payments from customers	$61,832	$251,087
Shipments in-transit	222,260	13,326
Extended warranty agreements	3,642,209	3,356,843
Total	$3,926,301	$3,621,256

Changes in the contract liabilities during the period are as follows:

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	1,314,024
Decreases due to recognition of revenue	(1,008,979)
Contract liabilities, June 30, 2018	$3,926,301

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

Our total capitalized contract costs as of June 30, 2018 and December 31, 2017 were $189,074 and $168,757, respectively. Expense for the three and six months ended June 30, 2018 and 2017 related to the amortization of capitalized contract costs were immaterial to our financial statements.

Variable Consideration

Most of our sales are subject to 30 to 60-day customer-specified acceptance provisions primarily for purposes of ensuring products were not damaged during the shipping process. Historically, we have experienced immaterial product returns and, when experienced, we typically exchange the affected products with new products. Accordingly, variable consideration from contracts with customers is immaterial to our financial statements.

3 — Basic and Diluted Net Income per Share

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$1,354,968	$357,073	$2,196,164	$123,733
Weighted-average shares outstanding — Basic	10,651,619	10,687,746	10,630,123	10,714,215
Effect of dilutive securities:
Underwriters’ warrants	78,351	8,616	67,533	15,711
Stock Options	1,186,412	1,030,444	1,174,362	1,033,663
Restricted Stock Units	95,093	667	81,468	1,158
Weighted-average shares outstanding — Diluted	12,011,475	11,727,473	11,953,486	11,764,747
Basic net income per share	$0.13	$0.03	$0.21	$0.01
Diluted net income per share	$0.11	$0.03	$0.18	$0.01

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	44,123	394,432	46,039	355,514

4 — Inventory

Inventory consists of:

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$3,504,411	$3,593,136
Work in process	421,122	280,443
Finished goods	699,110	537,466
Inventory before allowance for excess and obsolete	4,624,643	4,411,045
Allowance for excess and obsolete	(190,709)	(200,199)
Total	$4,433,934	$4,210,846

5 — Property and Equipment

Property and equipment consist of:

	June 30, 2018	December 31, 2017
	(unaudited)
Computer software and hardware	$523,334	$490,272
Furniture and fixtures	797,324	655,518
Leasehold improvements	202,026	191,139
Machinery and equipment	2,122,879	2,046,808
Tooling in-process	29,170	46,970
	3,674,733	3,430,707
Accumulated depreciation	(1,785,902)	(1,561,856)
Total	$1,888,831	$1,868,851

Depreciation expense of property and equipment was $115,088 and $94,354 for the three months ended June 30, 2018 and 2017, respectively, and $224,459 and $157,823 for the six months ended June 30, 2018 and 2017.

Property and equipment, net, information by geographic region is as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
United States	$1,411,724	$1,349,897
International	477,107	518,954
Total property and equipment, net	$1,888,831	$1,868,851

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2018	December 31, 2017
	(unaudited)
Patents — in use	$304,270	$168,383
Patents — in process	57,082	116,260
Internally developed software	867,569	867,569
Trademarks	23,017	23,017
	1,251,938	1,175,229
Accumulated amortization	(404,242)	(289,727)
Total	$847,696	$885,502

Amortization expense of intangible assets was $22,491 and $20,600 for the three months ended June 30, 2018 and 2017, respectively, and $44,351 and $41,200 for the six months ended June 30, 2018 and 2017.

Expected annual amortization expense for the remaining portion of 2018 and the next five years related to intangible assets is as follows:

Six months ending December 31, 2018	$44,982
2019	89,963
2020	89,963
2021	89,963
2022	89,392
2023	88,740

7 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cost of revenue	$69,239	$44,869	$137,498	$95,430
General and administrative	256,466	254,329	483,237	450,175
Sales and marketing	78,277	108,532	161,893	220,493
Research and development	38,099	37,649	75,780	55,705
Total	$442,081	$445,379	$858,408	$821,803

As of June 30, 2018, we had $254,384 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.8 years. As of June 30, 2018, we had $2,560,338 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2018:

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,430,962	252,733
Awards granted	—	9,494
Awards exercised/vested	(46,701)	(23,582)
Awards canceled	(2,625)	(1,933)
Outstanding end of period	1,381,636	236,712

8 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,413,671	$—	$108,327	$6,305,344
International corporations	1,889,504	46	22,885	1,866,665
Total	$8,303,175	$46	$131,212	$8,172,009

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$7,244,771	$746	$63,575	$7,181,942
International corporations	971,087	707	18,613	953,181
Total	$8,215,858	$1,453	$82,188	$8,135,123

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2018.

9 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,305,344	$—	$6,305,344	$—
International corporations	1,866,665	—	1,866,665	—
Total	$8,172,009	$—	$8,172,009	$—

	Fair Value at December 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$7,181,942	$—	$7,181,942	$—
International corporations	953,181	—	953,181	—
Total	$8,135,123	$—	$8,135,123	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2018 and 2017 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at March 31, 2018	$(102,485)
Gains, net	3,905
Reclassification realized in net earnings	1,256
Balance at June 30, 2018	$(97,324)

Balance at March 31, 2017	$(31,669)
Gains, net	3,923
Reclassification realized in net earnings	1,417
Balance at June 30, 2017	$(26,329)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2018 and 2017 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2017	$(48,909)
Losses, net	(38,746)
Reclassification realized in net earnings	827
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at June 30, 2018	$(97,324)

Balance at December 31, 2016	$(36,849)
Gains, net	6,047
Reclassification realized in net earnings	4,473
Balance at June 30, 2017	$(26,329)

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

For the three and six months ended June 30, 2018, we recorded a provision for income tax expense of $348,377 and $634,575, respectively. Our effective tax rate was 20.5 percent and 22.4 percent and differed from the U.S. Federal statutory rate primarily due to the foreign derived intangible income deduction and research and development credits, partially offset by U.S. state tax expense.

For the three and six months ended June 30, 2017, we recorded a provision for income tax (benefit) expense of $(8,360) and $16,123. Our effective tax rate was (2.4) percent and 11.5 percent and differed from the U.S. Federal statutory rate primarily due to research and development tax credits, domestic activities production activities and discrete items associated with the adoption of Accounting Standard Update (ASU) 2016-09, Compensation — Stock Compensation (Topic 718), which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement.

As of June 30, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2013 and subsequent years. The Internal Revenue Service is currently examining the 2016 tax year and the examination is expected to be finalized within 12 months. This examination is in the early stages and no adjustments have been proposed. However, the completion of this examination, or additional examinations, could result in an adjustment to our liability for income taxes, assessments of additional taxes and penalties. Any such adjustments could be material to our financial condition, results of operations and cash flow.

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

A summary of our non-cancelable operating lease commitments as of June 30, 2018 is as follows:

Six months ending December 31, 2018	$199,025
2019	165,855
2020	—
2021	—
2022	—
Total non-cancelable operating lease commitments	$364,880

Rent expense under our operating leases was $103,943 and $101,520 for the three months ended June 30, 2018 and 2017, respectively, and $205,448 and $203,025 for the six months ended June 30, 2018 and 2017, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,088,592 and $2,219,818 as of June 30, 2018 and December 31, 2017, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2017	10,596,566
Option exercises	46,701
Vesting of restricted stock units, net of shares withheld for taxes	22,651
Balance, June 30, 2018	10,665,918

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

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump systems to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than approximately 95 percent of all U.S. hospitals and acute care facilities. Historical selling cycles for our devices vary and are typically three to six months in duration.

FDA Warning Letter

The FDA conducted a routine inspection of our prior facility between April 7 and April 16, 2014. This was the first FDA inspection of our facility since the voluntary product recall in August 2012 of certain infusion sets and the voluntary recall in July 2013 of our DERS software. The FDA issued a Form 483 on April 16, 2014 that identified eight observations. Most of the observations related to procedural and documentation issues associated with the design, development, validation testing and documentation of software used in certain of our products. Other observations were related to the design validation of pump labeling, design analysis of tube stretching, procedures for post-market design review, and control and procedures related to handling certain reported complaints. We submitted responses to the Form 483 in May 2014 and June 2014 in which we described our proposed corrective and preventative actions to address each of the FDA’s observations.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of June 30, 2018, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue increased $1.9 million, or 33.5 percent, to $7.4 million for the second quarter ended June 30, 2018, compared to $5.5 million for the second quarter last year. Net income was $1.4 million, or $0.11 per diluted share in the second quarter ended June 30, 2018, compared to net income of $0.4 million, or $0.03 per diluted share in the second quarter last year.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2018.

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

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.2	22.3	23.5	24.5
Gross profit	76.8	77.7	76.5	75.5
Operating expenses:
General and administrative	28.2	39.6	30.3	40.2
Sales and marketing	20.6	24.0	21.8	25.2
Research and development	5.4	8.1	5.4	9.3
Total operating expenses	54.1	71.7	57.4	74.6
Income from operations	22.7	5.9	19.1	0.8
Other income, net	0.4	0.4	0.5	0.5
Income before provision for income taxes	23.1	6.3	19.5	1.3
Provision for income tax (benefit) expense	4.7	(0.2)	4.4	0.2
Net income	18.4%	6.5%	15.2%	1.2%

Three and Six Months Ended June 30, 2018 and 2017

Revenue by Geographic Region

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
United States	$5,732,044	$4,842,913	18.4%	$11,709,151	$9,159,807	27.8%
International	1,644,741	681,451	141.4%	2,775,785	1,527,117	81.8%
Total Revenue	$7,376,785	$5,524,364	33.5%	$14,484,936	$10,686,924	35.5%

Revenue by Type

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$3,590,538	$3,279,228	9.5%	$7,216,160	$6,281,839	14.9%
MRI Compatible Patient Vital Signs Monitoring Systems	1,505,518	399,322	277.0%	2,709,374	789,024	243.4%
Total Devices Revenue	5,096,056	3,678,550	38.5%	9,925,534	7,070,863	40.4%
Disposables and Services	1,909,043	1,625,489	17.4%	3,848,134	3,220,736	19.5%
Amortization of extended warranty agreements	371,686	220,325	68.7%	711,268	395,325	79.9%
Total revenue	$7,376,785	$5,524,364	33.5%	$14,484,936	$10,686,924	35.5%

For the three months ended June 30, 2018, revenue increased $1.9 million, or 33.5 percent, to $7.4 million from $5.5 million for the same period in 2017. This increase is due to higher sales of our MRI compatible devices, disposables and services and amortization of extended maintenance contracts.

The average selling price of our MRI compatible IV infusion pump system during the three months ended June 30, 2018 was approximately $29,400, compared to $35,600 for the same period in 2017. The decrease in ASP relates to higher international sales as a percent of revenue during the second quarter of 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended June 30, 2018 was approximately $34,100, compared to $20,600 for the same period in 2017. The increase in ASP primarily relates to sales of this device in the U.S. during the second quarter 2018. During the second quarter 2017, this device was only available internationally. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. increased $0.9 million, or 18.4 percent, to $5.7 million from $4.8 million for the same period in 2017. Revenue from sales internationally increased $0.9 million, or 141.4 percent, to $1.6 million for the three months ended June 30, 2018, from $0.7 million for the same period in 2017. Domestic sales accounted for 77.7 percent of revenue in the second quarter 2018, compared to 87.7 percent in the second quarter 2017.

Revenue from sales of devices increased $1.4 million, or 38.5 percent, to $5.1 million from $3.7 million for the same period in 2017. Revenue from sales of our disposables and services increased $0.3 million, or 17.4 percent, to $1.9 million from $1.6 million for the same period in 2017. Revenue from the amortization of extended maintenance contracts increased $0.2 million, or 68.7%, to $0.4 million from $0.2 million for the same period in 2017.

For the six months ended June 30, 2018, revenue increased $3.8 million, or 35.5 percent, to $14.5 million from $10.7 million for the same period in 2017. This increase is due to higher sales of our MRI compatible devices, disposables and services and amortization of extended maintenance contracts.

The average selling price of our MRI compatible IV infusion pump system during the six months ended June 30, 2018 was approximately $31,100, compared to $35,100 for the same period in 2017. The decrease in ASP relates to higher international sales as a percent of revenue during the six months ended June 30, 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the six months ended June 30, 2018 was approximately $35,000, compared to $20,900 for the same period in 2017. The increase in ASP primarily relates to sales of this device in the U.S. during the 2018 period. During the 2017 period, this device was only available internationally. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. increased $2.5 million, or 27.8 percent, to $11.7 million from $9.2 million for the same period in 2017. Revenue from sales internationally increased $1.3 million, or 81.8 percent, to $2.8 million for the six months ended June 30, 2018, from $1.5 million for the same period in 2017. Domestic sales accounted for 80.8 percent of revenue in the six months ended June 30, 2018, compared to 85.7 percent for the same period in 2017.

Revenue from sales of devices increased $2.8 million, or 40.4 percent, to $9.9 million from $7.1 million for the same period in 2017. Revenue from sales of our disposables and services increased $0.6 million, or 19.5 percent, to $3.8 million from $3.2 million for the same period in 2017. Revenue from the amortization of extended maintenance contracts increased $0.3 million, or 79.9%, to $0.7 million from $0.4 million for the same period in 2017.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$7,376,785	$5,524,364	$14,484,936	$10,686,924
Cost of revenue	1,710,890	1,234,314	3,402,425	2,621,932
Gross profit	$5,665,895	$4,290,050	$11,082,511	$8,064,992
Gross profit percentage	76.8%	77.7%	76.5%	75.5%

For the three months ended June 30, 2018, cost of revenue increased $0.5 million, or 38.6 percent, to $1.7 million from $1.2 million for the same period in 2017. Gross profit increased $1.4 million, or 32.1 percent, to $5.7 million for the second quarter 2018 from $4.3 million for the same period in 2017. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 76.8 percent for second quarter 2018, compared to 77.7 percent for the second quarter 2017. This is primarily due to a lower average selling price for our MRI compatible IV pump system resulting from higher international sales as a percent of revenue and unfavorable overhead and service related costs, partially offset by a higher average selling price for our MRI compatible patient vital signs monitoring system when compared to the same period last year.

For the six months ended June 30, 2018, cost of revenue increased $0.8 million, or 29.8 percent, to $3.4 million from $2.6 million for the same period in 2017. Gross profit increased $3.0 million, or 37.4 percent, to $11.1 million for the six months ended June 30, 2018 from $8.1 million for the same period in 2017. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 76.5 percent for the six months ended June 30, 2018, compared to 75.5 percent for the same period in 2017. This is primarily the result of a higher average selling price for our MRI compatible patient vital signs monitoring system, partially offset by unfavorable overhead expenses.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$2,078,356	$2,189,925	$4,381,888	$4,297,182
Percentage of revenue	28.2%	39.6%	30.3%	40.2%
Sales and marketing	$1,516,044	$1,323,539	$3,161,980	$2,688,315
Percentage of revenue	20.6%	24.0%	21.8%	25.2%
Research and development	$395,988	$449,011	$775,814	$990,301
Percentage of revenue	5.4%	8.1%	5.4%	9.3%

General and Administrative

For the three months ended June 30, 2018, general and administrative expense decreased $(0.1) million, or 5.1 percent, to $2.1 million from $2.2 million for the same period last year. This decrease is primarily due to the write-off of non-trade accounts receivable during the 2017 period and lower legal and professional expenses during the 2018 period, partially offset by higher expenses for employee payroll and benefits during the 2018 period.

For the six months ended June 30, 2018, general and administrative expense increased $0.1 million, or 2.0 percent, to $4.4 million from $4.3 million for the same period last year. This increase is primarily due to higher expenses for employee payroll and benefits, regulatory filing fees and computer software expenses, partially offset by lower expenses due to the write-off of non-trade accounts receivable during the 2017 period and lower consulting services expenses during the 2018 period.

Sales and Marketing

For the three months ended June 30, 2018, sales and marketing expense increased $0.2 million, or 14.5 percent, to $1.5 million from $1.3 million for the same period last year. This is primarily the result of higher sales activities expenses and payroll due to higher headcount and higher sales commissions due to higher sales, partially offset by lower stock compensation expense.

For the six months ended June 30, 2018, sales and marketing expense increased $0.5 million, or 17.6 percent, to $3.2 million from $2.7 million for the same period last year. This is primarily the result of higher sales activities and payroll due to higher headcount and higher sales commissions due to higher sales, partially offset by lower stock compensation expense.

Research and Development

For the three months ended June 30, 2018, research and development expense decreased $(0.1) million, or 11.8 percent, to $0.4 million from $0.5 million for the same period last year. This is primarily the result of lower expenses for project development supplies.

For the six months ended June 30, 2018, research and development expense decreased $(0.2) million, or 21.7 percent, to $0.8 million from $1.0 million for the same period last year. This is primarily the result of lower expenses for consulting and outside engineering services and project development supplies.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2018 and 2017, we reported other income of approximately $28,000 and $21,000, respectively. This increase is primarily due to higher interest income from our investment portfolio.

For the six months ended June 30, 2018 and 2017, we reported other income of approximately $68,000 and $51,000, respectively. This increase is primarily due to higher interest income from our investment portfolio.

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

For the three and six months ended June 30, 2018, we recorded a provision for income tax expense of $348,377 and $634,575, respectively. Our effective tax rate was 20.5 percent and 22.4 percent and differed from the U.S. Federal statutory rate primarily due to the foreign derived intangible income deduction and research and development credits, partially offset by U.S. state tax expense.

For the three and six months ended June 30, 2017, we recorded a provision for income tax (benefit) expense of $(8,360) and $16,123. Our effective tax rate was (2.4) percent and 11.5 percent and differed from the U.S. Federal statutory rate primarily due to research and development tax credits, domestic activities production activities and discrete items associated with the adoption of Accounting Standard Update (ASU) 2016-09, Compensation — Stock Compensation (Topic 718), which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement.

As of June 30, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many state jurisdictions. The Company is subject to income tax examinations for our United States Federal and State income taxes for 2013 and subsequent years. The Internal Revenue Service is currently examining the 2016 tax year. This examination is in the early stages and no estimate of potential adjustments can be made at this time. However, the completion of this examination, or additional examinations, could result in an adjustment to our liability for income taxes, assessments of additional taxes and penalties. Any such adjustments could be material to our financial condition, results of operations and cash flow.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and share repurchases.

As of June 30, 2018, we had cash and cash equivalents and investments of $29.5 million, stockholders’ equity of $36.2 million, and working capital of $34.1 million. As of December 31, 2017, we had cash and cash equivalents and investments of $26.3 million, stockholders’ equity of $32.9 million, and working capital of $31.0 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$3,105,709	$106,889
Net cash (used in) provided by investing activities	(200,290)	528,333
Net cash provided by (used in) financing activities	219,484	(1,548,476)

For the six months ended June 30, 2018, cash provided by operating activities increased $3.0 million to $3.1 million, compared to $0.1 million for the same period in 2017. This increase was primarily the result of higher net income and lower cash outflows related to income taxes and accounts payable, partially offset by higher net cash outflows related to prepaid expenses and other current assets and accrued payroll and benefits, and lower net cash inflows related to deferred revenue.

Cash used in investing activities was $(0.2) million for the six months ended June 30, 2018, compared to cash provided by investing activities of $0.5 million for the same period in 2017. This decrease primarily relates to lower maturities of investments, net of purchases, partially offset by lower cash outflows related to capital expenditures.

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2018, compared to cash used in financing activities of $(1.5) million for the same period in 2017. This increase primarily relates to purchases of treasury stock during the 2017 period and higher cash inflows related to exercises of stock options during the 2018 period.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of June 30, 2018. We had no other off-balance sheet arrangements during the six months ended June 30, 2018 or for the year ended December 31, 2017 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2018 and 2017.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2018, we had $8.2 million in corporate bonds, with $2.9 million that matures in less than 1 year, $4.0 million that matures between 1 and 3 years and $1.3 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2018, we expect the corresponding change in fair value of our investments would be approximately $120,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2018. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our decline in operating results during 2017 limited our generation of capital resources and that situation could return if we are unable to continue to increase revenues or adjust our costs appropriately. Further, our 3880 Monitor launch is demanding increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor in the U.S. could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we have planned for and expect. Continued sales to our existing customers is expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

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

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

We are subject to various privacy and consumer protection laws.

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) began to fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR has created new compliance obligations and has significantly increased fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our products, and harm to our reputation and brand.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of June 30, 2018, we are in the process of closing this action.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are investing additional resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. These compliance requirements and costs will increase once we are no longer an “emerging growth company” as defined in the JOBS Act, which we anticipate will occur on December 31, 2019.

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

As an “emerging growth company” we have also chosen to take advantage of certain provisions of the JOBS Act that allow us to provide you with less information in our public filings than would otherwise be required. As a result it may be more difficult for you to evaluate an investment in our company. We anticipate that starting December 31, 2019, we will no longer be an emerging growth company and after that date we will no longer be able to avail ourselves of these exemptions.

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

IRADIMED CORPORATION

Dated: August 8, 2018	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)