Form 10-Q
period 2018-09-30
IRADIMED CORP
filed 2018-11-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

The registrant had 10,934,315 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2018.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,699,164	$18,205,976
Accounts receivable, net of allowance for doubtful accounts of $52,756 as of September 30, 2018 and $37,225 as of December 31, 2017	5,219,259	3,778,929
Investments	7,487,283	8,135,123
Inventory, net	4,275,409	4,210,846
Prepaid expenses and other current assets	578,178	648,881
Prepaid income taxes	1,409,113	127,855
Total current assets	42,668,406	35,107,610
Property and equipment, net	1,879,619	1,868,851
Intangible assets, net	832,144	885,502
Deferred income taxes, net	1,227,043	950,375
Other assets	204,305	200,196
Total assets	$46,811,517	$39,012,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,972	$656,723
Accrued payroll and benefits	1,810,982	1,512,336
Other accrued taxes	86,281	109,502
Warranty reserve	39,951	60,538
Deferred revenue	1,776,953	1,617,571
Other current liability	108,421	108,571
Accrued income taxes	—	12,731
Total current liabilities	4,793,560	4,077,972
Deferred revenue	1,925,782	2,003,685
Total liabilities	6,719,342	6,081,657
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,933,989 shares issued and outstanding as of September 30, 2018 and 10,596,566 shares issued and outstanding as of December 31, 2017	1,093	1,060
Additional paid-in capital	15,203,263	12,623,181
Retained earnings	24,962,478	20,355,545
Accumulated other comprehensive loss	(74,659)	(48,909)
Total stockholders’ equity	40,092,175	32,930,877
Total liabilities and stockholders’ equity	$46,811,517	$39,012,534

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,614,655	$5,689,724	$22,099,591	$16,376,648
Cost of revenue	1,826,716	1,307,767	5,229,141	3,929,699
Gross profit	5,787,939	4,381,957	16,870,450	12,446,949
Operating expenses:
General and administrative	2,181,839	2,551,290	6,563,727	6,848,472
Sales and marketing	1,784,418	1,251,901	4,946,398	3,940,216
Research and development	373,583	382,704	1,149,397	1,373,005
Total operating expenses	4,339,840	4,185,895	12,659,522	12,161,693
Income from operations	1,448,099	196,062	4,210,928	285,256
Other income, net	42,555	28,715	110,465	79,377
Income before provision for income taxes	1,490,654	224,777	4,321,393	364,633
Provision for income tax (benefit) expense	(909,619)	32,384	(275,044)	48,507
Net income	$2,400,273	$192,393	$4,596,437	$316,126
Net income per share:
Basic	$0.22	$0.02	$0.43	$0.03
Diluted	$0.20	$0.02	$0.38	$0.03
Weighted average shares outstanding:
Basic	10,824,421	10,565,598	10,695,601	10,664,132
Diluted	12,195,870	11,643,044	12,059,694	11,710,377

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,400,273	$192,393	$4,596,437	$316,126
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $2,299 and $2,159 for the three months ended September 30, 2018 and 2017, respectively, and $(10,714) and $5,825 for the nine months ended September 30, 2018 and 2017, respectively	6,566	3,576	(32,180)	9,623
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $5,601 and $119 for the three months ended September 30, 2018 and 2017, respectively, and $6,103 and $2,162 for the nine months ended September 30, 2018 and 2017, respectively	16,099	122	16,926	4,595
Other comprehensive income (loss)	22,665	3,698	(15,254)	14,218
Comprehensive income	$2,422,938	$196,091	$4,581,183	$330,344

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$4,596,437	$316,126
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	26,146	(9,557)
Change in provision for excess and obsolete inventory	97,901	38,021
Depreciation and amortization	844,885	970,705
Write-off of non-trade accounts receivable	—	205,444
Stock-based compensation	1,361,964	1,735,078
Deferred income taxes, net	(272,056)	(769,615)
Loss on maturities of investments	22,486	6,757
Changes in operating assets and liabilities:
Accounts receivable	(1,466,476)	71,380
Inventory	(257,884)	(273,121)
Prepaid expenses and other current assets	(430,889)	(576,504)
Other assets	(19,833)	(6,714)
Accounts payable	203,918	(334,051)
Accrued payroll and benefits	298,646	403,151
Other accrued taxes	(23,221)	(50,847)
Warranty reserve	(20,587)	7,608
Deferred revenue	166,344	632,341
Other current liability	(150)	—
Accrued income taxes, net of prepaid income taxes	(1,293,989)	(351,403)
Net cash provided by operating activities	3,833,642	2,014,799
Investing activities:
Purchases of investments	(1,124,512)	(1,321,257)
Proceeds from maturity of investments	1,730,000	2,495,004
Purchases of property and equipment	(150,609)	(653,171)
Capitalized intangible assets	(13,484)	(28,800)
Net cash provided by investing activities	441,395	491,776
Financing activities:
Proceeds from exercises of stock options and underwriters’ warrants	1,234,565	49,460
Taxes paid related to the net share settlement of equity awards	(16,414)	(45,059)
Purchases of treasury stock	—	(1,818,542)
Net cash provided by (used in) financing activities	1,218,151	(1,814,141)
Net increase in cash and cash equivalents	5,493,188	692,434
Cash and cash equivalents, beginning of period	18,205,976	17,713,871
Cash and cash equivalents, end of period	$23,699,164	$18,406,305
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,291,160	$1,171,964

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of September 30, 2018, the Warning Letter remains open.

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

For most domestic sales, we enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”), which enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include negotiated pricing for all group members established at time of GPO contract execution.

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

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
United States	$6,099,767	$5,016,550	$17,808,918	$14,176,357
International	1,514,888	673,174	4,290,673	2,200,291
Total revenue	$7,614,655	$5,689,724	$22,099,591	$16,376,648

Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,532,670	$3,606,327	$10,748,830	$9,888,166
MRI Compatible Patient Vital Signs Monitoring Systems	1,817,361	118,598	4,526,735	907,622
Total Devices Revenue	5,350,031	3,724,925	15,275,565	10,795,788
Disposables and Services	1,874,439	1,673,254	5,722,573	4,893,990
Amortization of extended warranty agreements	390,185	291,545	1,101,453	686,870
Total revenue	$7,614,655	$5,689,724	$22,099,591	$16,376,648

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

Deferred revenue is classified as current or long-term deferred revenue in our Balance Sheets, depending on the expected timing of satisfying the related performance obligations. Our contract liabilities consist of:

	September 30, 2018	December 31, 2017
	(unaudited)
Advance payments from customers	$53,273	$251,087
Shipments in-transit	84,865	13,326
Extended warranty agreements	3,564,597	3,356,843
Total	$3,702,735	$3,621,256

Changes in the contract liabilities during the period are as follows:

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	1,764,735
Decreases due to recognition of revenue	(1,683,256)
Contract liabilities, September 30, 2018	$3,702,735

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

Our total capitalized contract costs as of September 30, 2018 and December 31, 2017 were $188,591 and $168,757, respectively. Expense for the three and nine months ended September 30, 2018 and 2017 related to the amortization of capitalized contract costs were immaterial to our financial statements.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$2,400,273	$192,393	$4,596,437	$316,126
Weighted-average shares outstanding — Basic	10,824,421	10,565,598	10,695,601	10,664,132
Effect of dilutive securities:
Underwriters’ warrants	107,820	—	86,469	—
Stock Options	1,115,986	1,060,598	1,167,050	1,041,997
Restricted Stock Units	147,643	16,848	110,574	4,248
Weighted-average shares outstanding — Diluted	12,195,870	11,643,044	12,059,694	11,710,377
Basic net income per share	$0.22	$0.02	$0.43	$0.03
Diluted net income per share	$0.20	$0.02	$0.38	$0.03

Stock options and warrants to purchase shares of our commons stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	10,196	466,702	39,869	507,329

4 — Inventory

Inventory consists of:

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$3,535,042	$3,593,136
Work in process	314,632	280,443
Finished goods	645,917	537,466
Inventory before allowance for excess and obsolete	4,495,591	4,411,045
Allowance for excess and obsolete	(220,182)	(200,199)
Total	$4,275,409	$4,210,846

5 — Property and Equipment

Property and equipment consist of:

	September 30, 2018	December 31, 2017
	(unaudited)
Computer software and hardware	$534,644	$490,272
Furniture and fixtures	864,376	655,518
Leasehold improvements	202,026	191,139
Machinery and equipment	2,137,665	2,046,808
Tooling in-process	47,943	46,970
	3,786,654	3,430,707
Accumulated depreciation	(1,907,035)	(1,561,856)
Total	$1,879,619	$1,868,851

Depreciation expense of property and equipment was $121,133 and $97,991 for the three months ended September 30, 2018 and 2017, respectively, and $345,592 and $255,814 for the nine months ended September 30, 2018 and 2017, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
United States	$1,426,058	$1,349,897
International	453,561	518,954
Total property and equipment, net	$1,879,619	$1,868,851

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2018	December 31, 2017
	(unaudited)
Patents — in use	$304,270	$168,383
Patents — in process	61,376	116,260
Internally developed software — in use	867,569	867,569
Internally developed software — in process	2,645	—
Trademarks	23,017	23,017
	1,258,877	1,175,229
Accumulated amortization	(426,733)	(289,727)
Total	$832,144	$885,502

Amortization expense of intangible assets was $22,491 and $20,600 for the three months ended September 30, 2018 and 2017, respectively, and $66,842 and $61,799 for the nine months ended September 30, 2018 and 2017, respectively.

Expected annual amortization expense for the remaining portion of 2018 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2018	$22,491
2019	89,963
2020	89,963
2021	89,963
2022	89,392
2023	88,740

7 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cost of revenue	$70,000	$57,144	$207,498	$152,574
General and administrative	312,042	699,196	795,280	1,149,371
Sales and marketing	82,994	122,282	244,887	342,775
Research and development	38,519	34,653	114,299	90,358
Total	$503,555	$913,275	$1,361,964	$1,735,078

As of September 30, 2018, we had $148,976 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.7 years. As of September 30, 2018, we had $2,251,204 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2018 (shares):

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,430,962	252,733
Awards granted	—	10,204
Awards exercised/vested	(295,129)	(23,695)
Awards canceled	(5,875)	(2,374)
Outstanding end of period	1,129,958	236,868

8 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$6,418,761	$—	$100,558	$6,318,203
International corporations	1,167,850	1,230	—	1,169,080
Total	$7,586,611	$1,230	$100,558	$7,487,283

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$7,244,771	$746	$63,575	$7,181,942
International corporations	971,087	707	18,613	953,181
Total	$8,215,858	$1,453	$82,188	$8,135,123

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2018.

9 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at September 30, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$6,318,203	$—	$6,318,203	$—
International corporations	1,169,080	—	1,169,080	—
Total	$7,487,283	$—	$7,487,283	$—

	Fair Value at December 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$7,181,942	$—	$7,181,942	$—
International corporations	953,181	—	953,181	—
Total	$8,135,123	$—	$8,135,123	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2018 and 2017 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at June 30, 2018	$(97,324)
Gains, net	6,566
Reclassification realized in net earnings	16,099
Balance at September 30, 2018	$(74,659)

Balance at June 30, 2017	$(26,329)
Gains, net	3,576
Reclassification realized in net earnings	122
Balance at September 30, 2017	$(22,631)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2018 and 2017 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2017	$(48,909)
Losses, net	(32,180)
Reclassification realized in net earnings	16,926
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at September 30, 2018	$(74,659)

Balance at December 31, 2016	$(36,849)
Gains, net	9,623
Reclassification realized in net earnings	4,595
Balance at September 30, 2017	$(22,631)

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

For the three and nine months ended September 30, 2018, we recorded a provision for income tax benefit of $(909,619) and $(275,044), respectively. Our effective tax rate was (61.0) percent and (6.4) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with the exercise and sale of employee options and underwriters’ warrants, partially offset by U.S. state tax expense.

For the three and nine months ended September 30, 2017, we recorded a provision for income tax expense of $32,384 and $48,507. Our effective tax rate was 14.4 percent and 13.3 percent and differed from the U.S. Federal statutory rate primarily due to favorable tax return adjustments, the domestic production activities deduction and a discrete item related to certain employee incentive stock options, partially offset by expense associated with employee incentive stock options and U.S. state tax expense.

As of September 30, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

A summary of our non-cancelable operating lease commitments as of September 30, 2018 is as follows:

Three months ending December 31, 2018	$102,399
2019	170,664
2020	—
2021	—
2022	—
Total non-cancelable operating lease commitments	$273,063

Rent expense under our operating leases was $106,662 and $103,197 for the three months ended September 30, 2018 and 2017, respectively, and $355,125 and $306,221 for the nine months ended September 30, 2018 and 2017, respectively.

Leasehold improvements are amortized over the shorter of the initial lease term or the estimated useful life.

Purchase commitments. We had various purchase orders for goods or services totaling $2,437,329 and $2,219,818 as of September 30, 2018 and December 31, 2017, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Common Stock

The table below summarizes our common stock activity (shares):

Balance, December 31, 2017	10,596,566
Option and warrant exercises	314,698
Vesting of restricted stock units, net of shares withheld for taxes	22,725
Balance, September 30, 2018	10,933,989

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of September 30, 2018, the Warning Letter remains open.

Financial Highlights and Outlook

Our revenue increased $1.9 million, or 33.8 percent, to $7.6 million for the third quarter ended September 30, 2018, compared to $5.7 million for the third quarter last year. Net income was $2.4 million, or $0.20 per diluted share in the third quarter ended September 30, 2018, compared to net income of $0.2 million, or $0.02 per diluted share in the third quarter last year. Our net income for the third quarter ended September 30, 2018 was favorably impacted by discrete tax items related to tax benefits associated with the exercise of employee options and underwriters’ warrants, which are not likely to be recurring.

For the remainder of 2018, we expect our revenues to increase when compared to same period in 2017 as we continue to focus on expanding global sales of our new MRI compatible patient vital signs monitor and penetrating the MRI compatible IV pump market of first-time adopters more deeply. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our MRI compatible IV pump and patient monitoring solutions and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2018.

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

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.0	23.0	23.7	24.0
Gross profit	76.0	77.0	76.3	76.0
Operating expenses:
General and administrative	28.7	44.8	29.7	41.8
Sales and marketing	23.4	22.0	22.4	24.1
Research and development	4.9	6.7	5.2	8.4
Total operating expenses	57.0	73.6	57.3	74.3
Income from operations	19.0	3.4	19.1	1.7
Other income, net	0.6	0.5	0.5	0.5
Income before provision for income taxes	19.6	4.0	19.6	2.2
Provision for income tax (benefit) expense	(11.9)	0.6	(1.2)	0.3
Net income	31.5%	3.4%	20.8%	1.9%

Three and Nine Months Ended September 30, 2018 and 2017

Revenue by Geographic Region

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
United States	$6,099,767	$5,016,550	21.6%	$17,808,918	$14,176,357	25.6%
International	1,514,888	673,174	125.0%	4,290,673	2,200,291	95.0%
Total Revenue	$7,614,655	$5,689,724	33.8%	$22,099,591	$16,376,648	34.9%

Revenue by Type

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$3,532,670	$3,606,327	(2.0)%	$10,748,830	$9,888,166	8.7%
MRI Compatible Patient Vital Signs Monitoring Systems	1,817,361	118,598	1,432.4%	4,526,735	907,622	398.7%
Total Devices Revenue	5,350,031	3,724,925	43.6%	15,275,565	10,795,788	41.5%
Disposables and Services	1,874,439	1,673,254	12.0%	5,722,573	4,893,990	16.9%
Amortization of extended warranty agreements	390,185	291,545	33.8%	1,101,453	686,870	60.4%
Total revenue	$7,614,655	$5,689,724	33.8%	$22,099,591	$16,376,648	34.9%

For the three months ended September 30, 2018, revenue increased $1.9 million, or 33.8 percent, to $7.6 million from $5.7 million for the same period in 2017. This increase is due to higher sales of our MRI compatible devices, disposables and services and amortization of extended maintenance contracts.

The average selling price of our MRI compatible IV infusion pump system during the three months ended September 30, 2018 was approximately $31,800, compared to $35,000 for the same period in 2017. The decrease in ASP relates to higher international sales as a percent of revenue during the third quarter of 2018 and an unfavorable sales mix when compared to the same period in 2017.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended September 30, 2018 was approximately $37,900, compared to $26,100 for the same period in 2017. The increase in ASP primarily relates to sales of this device in the U.S. during the third quarter 2018. During the third quarter 2017, this device was only available internationally. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. increased $1.1 million, or 21.6 percent, to $6.1 million from $5.0 million for the same period in 2017. Revenue from sales internationally increased $0.8 million, or 125.0 percent, to $1.5 million for the three months ended September 30, 2018, from $0.7 million for the same period in 2017. Domestic sales accounted for 80.1 percent of revenue in the third quarter 2018, compared to 88.2 percent in the third quarter 2017.

Revenue from sales of devices increased $1.7 million, or 43.6 percent, to $5.4 million from $3.7 million for the same period in 2017. Revenue from sales of our disposables and services increased $0.2 million, or 12.0 percent, to $1.9 million from $1.7 million for the same period in 2017. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 33.8%, to $0.4 million from $0.3 million for the same period in 2017.

For the nine months ended September 30, 2018, revenue increased $5.7 million, or 34.9 percent, to $22.1 million from $16.4 million for the same period in 2017. This increase is due to higher sales of our MRI compatible devices, disposables and services and amortization of extended maintenance contracts.

The average selling price of our MRI compatible IV infusion pump system during the nine months ended September 30, 2018 was approximately $31,400, compared to $35,100 for the same period in 2017. The decrease in ASP relates to higher international sales as a percent of revenue during the nine months ended September 30, 2018 and an unfavorable sales mix when compared to the same period in 2017.

The average selling price of our MRI compatible patient vital signs monitoring system during the nine months ended September 30, 2018 was approximately $35,400, compared to $21,600 for the same period in 2017. The increase in ASP primarily relates to sales of this device in the U.S. during the 2018 period. During the 2017 period, this device was only available internationally. These average selling prices reflect introductory promotions and are lower than what we expect in the future.

Revenue from sales in the U.S. increased $3.6 million, or 25.6 percent, to $17.8 million from $14.2 million for the same period in 2017. Revenue from sales internationally increased $2.1 million, or 95.0 percent, to $4.3 million for the nine months ended September 30, 2018, from $2.2 million for the same period in 2017. Domestic sales accounted for 80.6 percent of revenue in the nine months ended September 30, 2018, compared to 86.6 percent for the same period in 2017.

Revenue from sales of devices increased $4.5 million, or 41.5 percent, to $15.3 million from $10.8 million for the same period in 2017. Revenue from sales of our disposables and services increased $0.8 million, or 16.9 percent, to $5.7 million from $4.9 million for the same period in 2017. Revenue from the amortization of extended maintenance contracts increased $0.4 million, or 60.4%, to $1.1 million from $0.7 million for the same period in 2017.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,614,655	$5,689,724	$22,099,591	$16,376,648
Cost of revenue	1,826,716	1,307,767	5,229,141	3,929,699
Gross profit	$5,787,939	$4,381,957	$16,870,450	$12,446,949
Gross profit percentage	76.0%	77.0%	76.3%	76.0%

For the three months ended September 30, 2018, cost of revenue increased $0.5 million, or 39.7 percent, to $1.8 million from $1.3 million for the same period in 2017. Gross profit increased $1.4 million, or 32.1 percent, to $5.8 million for the third quarter 2018 from $4.4 million for the same period in 2017. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 76.0 percent for third quarter 2018, compared to 77.0 percent for the third quarter 2017. This is primarily due to a lower average selling price for our MRI compatible IV pump system resulting from higher international sales as a percent of revenue and unfavorable inventory materials cost and overhead adjustments, partially offset by favorable labor variances and a higher average selling price for our MRI compatible patient vital signs monitoring system when compared to the same period last year.

For the nine months ended September 30, 2018, cost of revenue increased $1.3 million, or 33.1 percent, to $5.2 million from $3.9 million for the same period in 2017. Gross profit increased $4.5 million, or 35.5 percent, to $16.9 million for the nine months ended September 30, 2018 from $12.4 million for the same period in 2017. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 76.3 percent for the nine months ended September 30, 2018, compared to 76.0 percent for the same period in 2017. This is primarily the result of a higher average selling price for our MRI compatible patient vital signs monitoring system and favorable labor variances, partially offset by unfavorable inventory materials cost and overhead adjustments.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$2,181,839	$2,551,290	$6,563,727	$6,848,472
Percentage of revenue	28.7%	44.8%	29.7%	41.8%
Sales and marketing	$1,784,418	$1,251,901	$4,946,398	$3,940,216
Percentage of revenue	23.4%	22.0%	22.4%	24.1%
Research and development	$373,583	$382,704	$1,149,397	$1,373,005
Percentage of revenue	4.9%	6.7%	5.2%	8.4%

General and Administrative

For the three months ended September 30, 2018, general and administrative expense decreased $(0.4) million, or 14.5 percent, to $2.2 million from $2.6 million for the same period last year. This decrease is primarily due to lower stock compensation resulting from a one-time charge for the modification of the underwriters’ warrants during the third quarter 2017 and lower regulatory expenses, partially offset by higher expenses for computer supplies, software and employee payroll and benefits during the 2018 period.

For the nine months ended September 30, 2018, general and administrative expense decreased $(0.2) million, or 4.2 percent, to $6.6 million from $6.8 million for the same period last year. This decrease is primarily due to lower stock compensation expense resulting from a one-time charge for the modification of the underwriters’ warrants during the third quarter 2017 and the write-off of non-trade accounts receivable also during the 2017 period, and lower expenses for consulting and regulatory costs, partially offset by higher expenses for payroll and employee benefits, computer supplies and software during the 2018 period.

Sales and Marketing

For the three months ended September 30, 2018, sales and marketing expense increased $0.5 million, or 42.5 percent, to $1.8 million from $1.3 million for the same period last year. This is primarily the result of higher sales commissions, payroll and sales activities expenses due to higher headcount, partially offset by lower stock compensation expense.

For the nine months ended September 30, 2018, sales and marketing expense increased $1.0 million, or 25.5 percent, to $4.9 million from $3.9 million for the same period last year. This is primarily the result of higher sales activities, commissions and payroll expenses, partially offset by lower stock compensation expense.

Research and Development

For the three months ended September 30, 2018, research and development expense was consistent at $0.4 million. This is primarily the result of lower expenses for outside engineering services, offset by higher payroll expenses.

For the nine months ended September 30, 2018, research and development expense decreased $(0.3) million, or 16.3 percent, to $1.1 million from $1.4 million for the same period last year. This is primarily the result of lower expenses for consulting, project development supplies and outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2018 and 2017, we reported other income of approximately $43,000 and $29,000, respectively. This increase is primarily due to higher interest income, partially offset by losses on maturities of investments.

For the nine months ended September 30, 2018 and 2017, we reported other income of approximately $110,000 and $79,000, respectively. This increase is primarily due to higher interest income, partially offset by losses on maturities of investments.

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

For the three and nine months ended September 30, 2018, we recorded a provision for income tax benefit of $(909,619) and $(275,044), respectively. Our effective tax rate was (61.0) percent and (6.4) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with the exercise and sale of employee options and underwriters’ warrants, partially offset by U.S. state tax expense.

For the three and nine months ended September 30, 2017, we recorded a provision for income tax expense of $32,384 and $48,507. Our effective tax rate was 14.4 percent and 13.3 percent and differed from the U.S. Federal statutory rate primarily due to favorable tax return adjustments, the domestic production activities deduction and a discrete item related to certain employee incentive stock options, partially offset by expense associated with employee incentive stock options and U.S. state tax expense.

As of September 30, 2018 and December 31, 2017, we have not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of September 30, 2018, we had cash and cash equivalents and investments of $31.2 million, stockholders’ equity of $40.1 million, and working capital of $37.9 million. As of December 31, 2017, we had cash and cash equivalents and investments of $26.3 million, stockholders’ equity of $32.9 million, and working capital of $31.0 million.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$3,833,642	$2,014,799
Net cash provided by investing activities	441,395	491,776
Net cash provided by (used in) financing activities	1,218,151	(1,814,141)

For the nine months ended September 30, 2018, cash provided by operating activities increased $1.8 million to $3.8 million, compared to $2.0 million for the same period in 2017. This increase was primarily the result of higher net income and lower cash outflows related to accounts payable, prepaid expenses and other current assets, partially offset by lower cash inflows of accounts receivable and deferred revenue.

Cash provided by investing activities decreased $(0.1) million to $0.4 million for the nine months ended September 30, 2018, compared to $0.5 million for the same period in 2017. This decrease primarily relates to lower maturities of investments, net of purchases, partially offset by lower cash outflows related to capital expenditures.

Cash provided by financing activities increased $3.0 million to $1.2 million for the nine months ended September 30, 2018, compared to cash used in financing activities of $(1.8) million for the same period in 2017. This increase primarily relates to purchases of treasury stock during the 2017 period and higher cash inflows related to exercises of stock options and warrants during the 2018 period.

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

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2018. We had no other off-balance sheet arrangements during the nine months ended September 30, 2018 or for the year ended December 31, 2017 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2018 and 2017.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2018, we had $7.5 million in corporate bonds, with $3.5 million that matures in less than 1 year, $3.1 million that matures between 1 and 3 years and $0.9 million that matures between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2018, we expect the corresponding change in fair value of our investments would be approximately $100,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2018. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

•                              our reputation and product market acceptance; and

•                              product recalls or safety alerts.

Any major factor adversely affecting the sale of our products or services would cause our revenues to decline and have a material adverse impact on our business, financial condition and our common stock.

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

The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production, the affected products may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

Our markets are very competitive and we sell certain of our products in a mature market.

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we have planned for and expect. Continued sales to our existing customers is expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

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

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or two customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

If we fail to maintain relationships with Group Purchasing Organizations, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with Group Purchasing Organizations (“GPOs”). Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future or current competitor’s products, we may be precluded from making sales of our competing products to members of that GPO for the duration of the contractual arrangement. For example, even if we have an existing contract with a GPO for sales of our MRidium 3860+ MRI compatible IV infusion pump, we may encounter difficulties in selling, or be unable to sell, our 3880 MRI compatible patient vital signs monitoring system to that GPO’s affiliated hospitals and other members, which may result in a longer sales cycle or an inability to sell. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

Cost-containment efforts of our customers and purchasing groups could adversely affect our sales and profitability.

Our MRI compatible medical devices are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities can have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue. Additionally, changes to reimbursement policies by third-party payors could also decrease demand for our products and related services and reduce our revenue.

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

Competition for highly skilled personnel is often intense in the medical device industry, including in the MRI compatible medical device segment. If our current employees with experience in the MRI compatible device industry leave our company, we may have difficulty finding replacements with an equivalent amount of experience and skill, which could harm our operations. Our future success will also depend in part on our ability to identify, hire and retain additional personnel, including skilled engineers to develop new products, and executives to oversee our marketing, sales, customer support and production staff. We may not be successful in attracting, integrating or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to GAAP, some of which are material to most companies, such as recent changes to revenue recognition. These changes introduce risk to our financial reporting processes due to implementation and internal control implications.

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

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of our medical devices and consumable products. We carry third-party product liability insurance coverage to protect against such risks, but there can be no assurance that our policy is adequate. In the ordinary course of business, we may become the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of our product liability insurance. We currently have third-party product liability insurance with maximum coverage of $5,000,000; however, such coverage requires a substantial deductible that we must pay before becoming eligible to receive any insurance proceeds. The deductible amount is currently equal to $25,000 per occurrence and $125,000 in the aggregate. We will have to pay for defending product liability or other claims that are not covered by our insurance. These payments could have a material adverse effect on our profitability and financial condition. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, reputation and on our ability to attract and retain customers. In addition, we may not be able to obtain insurance in the future on terms acceptable to us or at all.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of September 30, 2018, the Safety Alert remains open.

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of September 30, 2018, the Warning Letter remains open.

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

If we fail to maintain trade secret protection or fail to protect the confidentiality of our other confidential and proprietary information, our competitive position may be adversely affected. Competitors may also independently discover our trade secrets. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to effectively assert our trade secret protections against them, which could have a material adverse effect on our business.

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

Since we announced stock repurchase programs in 2016 and 2017, we have used a significant amount of cash to repurchase shares of common stock of our company. Historically, we have opportunistically repurchased additional shares of common stock from time to time at prices that we believe are attractive. While our stock repurchase program has expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

In addition, we qualify for the “controlled company” exemption under the corporate governance rules of the NASDAQ Stock Market until such a time as Mr. Susi does not control a majority of our outstanding common stock. As a “controlled company,” we would be permitted to opt out of compliance with the requirements that a majority of our Board of Directors consist of independent directors, that our Board of Directors’ compensation committee be comprised solely of independent directors, and that director nominees be selected or recommended to the Board of Directors for selection by independent directors. Notwithstanding the availability of these exemptions, we have elected not to rely upon any of the exemptions afforded to a “controlled company” under NASDAQ rules. A majority of our Board of Directors is comprised of independent directors, our compensation committee is comprised solely of independent directors, and our director nominees are recommended for selection to our Board of Directors by a majority of our independent directors in a vote in which only independent directors may participate. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future. We do not currently require that our Chairman of the Board be an independent director.

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

IRADIMED CORPORATION

Dated: November 7, 2018	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)