Form 10-K
period 2018-12-31
IRADIMED CORP
filed 2019-03-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NO. 001-36534

IRADIMED CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Delaware	73-1408526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 677-8022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC
(Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $95,622,993.

There were 10,997,052 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2019. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

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

For the Fiscal Year Ended December 31, 2018

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

•                              unexpected costs, expenses and diversion of management attention resulting from the FDA Warning Letter and other actions or requests posed to us by the FDA or other regulatory bodies;

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

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians. Our 3880 MRI compatible patient vital signs monitoring system received FDA 510(k) clearance in October 2017 and is currently available to domestic and international customers.

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

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2018, our direct sales force consisted of 24 field sales representatives, supported by 3 regional sales directors and supplemented by 5 clinical support representatives. Our goal is to continue to expand our U.S. sales force to between 30 and 32 field sales representatives and 6 clinical support representatives by the end of 2019. Internationally, we market our products into approximately 50 countries through the use of independent distributors.

As of December 31, 2018 we have sold approximately 5,000 MRI compatible IV infusion pump systems globally. In December 2016, we began shipping our 3880 Monitor in small quantities to certain of our international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our selling efforts in the United States. As of December 31, 2018, we have sold approximately 261 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the one-time sale of our MRI compatible medical devices and accessories. Recurring revenue is generated from ongoing service contracts and the sale of disposable products used with our devices. In fiscal year 2018, our revenue was $30.4 million and our operating profit was $6.0 million representing an operating profit margin of 19.7 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2019.

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

History and Development

Mr. Susi founded Invivo Research Inc. in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research Inc. from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices used during MRI procedures. Invivo Research was acquired by Invivo Corporation in 1992, which began trading on the NASDAQ Stock Exchange in 1994. Mr. Susi served as a Director of Invivo Corporation from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo Corporation was acquired by Intermagnetics General Corporation in 2004, which was later acquired by Koninklijke Philips NV (NYSE: PHG).

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

In 2014, we began developing our own MRI compatible patient vital signs monitoring system (“3880 Monitor”). Through the use of current and new technologies, and our trade secrets, we believe our 3880 Monitor improves on the design of other MRI compatible vital signs monitors. Our 3880 Monitor is compact and lightweight, overcoming many of the workflow issues created by other larger and heavier MRI compatible monitors currently in the market. In December 2016, we made our first shipments of the 3880 Monitor to international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our direct selling efforts in the United States.

Industry

We currently compete in the MRI compatible medical device market.

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely-used, non-invasive medical imaging technique to visualize vital organs, bodily function and to identify blockages, abnormalities and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, practitioners at hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to continuously deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

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

Intravenous fluids and vital signs monitoring are needed during MRI procedures for many different reasons. Infusion pumps provide sedation to patients who are not able to remain immobile during an MRI scan and a continuous flow of critical medications to seriously ill patients, including those from critical care departments. Given the benefits to patient safety, radiology departments performing the scan, anesthesia departments delivering sedation and critical care specialists responsible for delivering critical medications during MRI procedures often initiate requests for an MRI compatible IV infusion pump. Additionally, the Joint Commission on Accreditation of Healthcare Organizations requires monitoring of a patient’s vital signs while under sedation. Further, vital signs monitoring is also required when the patient’s condition prevents them from alerting clinicians when experiencing pain, respiratory problems, cardiac distress or other difficulties that may arise during an MRI scan.

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

Further, there are risks in using a standard IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MR system, resulting in potentially deadly projectiles. Moreover, an MR scanner’s gradient magnetic field and RF fields can send electrical currents through cables and other conductive materials that are near the MR system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

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

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a safety device. Accordingly, we do not actively market our IV infusion pump systems in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there are approximately 11,250 MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for our MRI compatible IV infusion pump system. Of the facilities currently using our MRI compatible IV infusion pumps, many have elected to purchase more than one IV infusion pump system per MRI scanner installed. Based on our historical sales and customer pump purchases, we estimate that our current global market opportunity represents approximately 18,000 MRI compatible IV infusion pump systems, of which approximately 55 percent are located in the U.S.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. Our current estimate of global annual sales of MRI multi-parameter vital signs monitors is approximately 1,000 to 1,200 units, of which we believe that approximately 70 percent to 80 percent are located in the U.S. We believe that annual unit sales are growing at approximately 6 percent. This unit count equates to a current annual market of approximately $70 million to $80 million, before including the associated accessories, disposables and services.

Additionally, this unit estimate is based on a ratio of one MRI patient vital signs monitor per MRI scanner, which is driven primarily by the large size and weight of competitor MRI patient vital signs monitors. Given the compact and lightweight design of our MRI monitor, which facilitates intra-hospital transport of patients while maintaining continuous monitoring of vital signs, we believe we have an advantage and can expand the market to achieve a ratio of greater than one of our 3880 Monitors per MRI scanner.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible IV infusion pump primarily to the MRI departments of hospitals. We believe, however, based on feedback and early successes from certain customers, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within the hospital where there is a high probability that MRI procedures will need to be performed on patients. Expanded use of our MRI compatible medical devices would serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner. Accordingly, at the beginning of 2016, we implemented a critical care strategy whereby we began marketing our MRI compatible IV infusion pumps to ICU and ER departments as well as our historical call points in radiology and anesthesiology. We implemented this same marketing strategy for our 3880 Monitor after receiving FDA 510(k) clearance in October 2017.

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

Strategy

Company Objective

Our objective is to become the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products, accessories and related services. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. We believe our current products increase the safety of performing MRI diagnostics for patients by minimizing potential complications with IV infusions and vital signs monitoring.

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

•                  Potential medication occlusion and lengthy alarm notification delays due to multiple extension lines, posing great risks to patients on critical medications;

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

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals. We began marketing our 3880 Monitor internationally in December 2016 and received U.S. FDA 510(k) clearance in October 2017. Upon receipt of FDA 510(k) clearance, we immediately began marketing the 3880 Monitor to domestic customers.

Continuing to innovate with MRI compatible patient care products

Our management team collectively has more than 100 years of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically-advanced MRI compatible patient care products.

When reasonably available, acquiring synergistic MRI patient care companies, products or technology licenses to accelerate our product development and leverage our existing direct sales organization in the U.S.

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the acquisition of technologies and intellectual property of others. We have a developing and growing direct sales organization in the U.S. and a team of experienced international distributors that can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we continue to analyze such opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness and adoption of our MRI compatible products by:

Expanding our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development and expansion of our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our infusion pump solution and the shortcomings of current workaround practices. Additionally, with the launch of our 3880 Monitor, we will now focus on educating customers on the total workflow benefits our devices offer and how our devices increase patient safety through their combined transport capabilities.

Since 2011, our U.S. sales team has grown from 1 field sales representative and 1 clinical support representative to a team of 24 direct field sales representatives, 3 regional sales directors and 5 clinical support representatives. As business progress dictates, we intend to continue to add to our specialized, MRI product-focused sales team, including clinical support representatives. We believe that we can significantly increase sales of our MRI compatible medical devices by also calling on critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy will likely expand the number of acute care facilities using our MRI compatible products and increase the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Japan, to expand the business and augment our market penetration rates. During 2019, we plan to begin the expansion of our internal capacity to serve these high potential markets by adding a dedicated regional sales director located outside the U.S. to oversee our relationships at the local level.

Supporting commercial efforts with evidence-based information

We focus our sales team on educating customers on the safety and efficiency benefits of using our MRI compatible products. To assist in the education process, we have developed materials that document the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We are also continuing the development of and enhancing our materials documenting the benefits of uninterrupted vital signs monitoring that allows for easy transfer of critically ill patients from ICU or ER to the MRI scanner room and back. We believe this kind of evidence-based documentation will help us provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRI compatible products.

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

Our Products

Typical MRI Scanner Room

The following diagram is representation of an aerial view of a typical MRI scanner room with a top-of-the-line 3T magnet. The gauss-lines illustrate the distance from the magnet where various types of medical devices can safely operate. Our 3880 MRI compatible patient vital signs monitor is the only MRI monitor that can operate safely and reliably in very close proximity to the bore of the powerful magnet used to operate the MRI (area shown in red). Additionally, our MRidium MRI compatible IV infusion pump is the only pump on the market approved to operate safely and reliably near the patient (area shown in blue). All other pumps must be placed at a distance from the MRI scanner, which may include being outside of the scanner room entirely.

We currently offer two products for sale: (1) a MRI compatible IV infusion pump system with associated disposable IV tubing sets, and (2) a MRI compatible patient vital signs monitoring system.

MRidium MRI Compatible IV Infusion Pump System

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely-designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

•                  The only non-magnetic MRI compatible IV infusion pump system specifically designed and built to operate inside the MR environment.

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

MRidium 3860+ MRI Compatible IV Infusion Pump

The MRidium 3860+ MRI compatible IV infusion pump system was introduced in 2009 and improved upon the performance and features of our first generation MRidium 3850 MRI compatible IV infusion pump system. The MRidium 3860+ pump system can operate dependably in the presence of 0.2T to 3T magnets and is fully operational up to the 10,000 gauss-line. This means our MRidium 3860+ is highly versatile and can operate virtually anywhere in the MRI scanner room, including close to the MRI scanner. The MRidium 3860+ MRI compatible IV infusion pump system has a 10-key numeric input keypad making our system easy to accurately program and operate. Our pumping range of 0.1 mL per hour to 1,400 mL per hour provides a broad range of fluid flow control. Our broad range of infusion rates support differing patient needs including low levels for pediatric sedation, mid-levels for continued IV infusion of medications to critically-ill patients and high levels in the event of emergency situations. Our MRidium 3860+ MRI compatible IV infusion pump system offers a dose rate calculator, bolus dose programming, full alarm settings, and a rechargeable battery with a 12-hour life.

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

•                  MRidium 1056 Standard Infusion Set. Our standard “spike” infusion set features the ability to accurately deliver liquids from either a bottle or IV bag. The 1056 standard infusion set contains two needle-free injection ports and is typically used when starting a new infusion from a bottle or bag.

•                  MRidium 1057 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The 1057 vented syringe adapter set benefits from a low priming volume of 4 ml, which minimizes inefficient waste of medication. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.

•                  MRidium 1058 Extension Infusion Set. Our extension infusion set allows users to transfer a patient on a non-MRI infusion pump to our MRidium MRI compatible IV infusion pump. The user simply disconnects the existing IV tubing at the patient site and connects and primes the MRidium extension set to the existing IV tubing. Once removed from the conventional infusion pump and connected to our MRidium MRI compatible IV infusion pump, the user can program the pump and begin the infusion. The 1058 extension set includes one needle-free injection port and is typically used to provide uninterrupted critical medications to a severely ill patient during an MRI procedure.

MR IV Pole

We offer a fully-functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support two MRidium 3860+ MRI compatible IV infusion pumps, each with a 3861 Side Car Pump Module. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluid bags.

Optional Features

Our 3860+ MRI compatible IV infusion pump system gives customers the ability to adapt their systems to meet their specific needs. In addition to our standard product features, we also offer system upgrades which include a modular add-on second IV channel through our 3861 Side Car, a wireless remote control/display, DERS and an imbedded SpO2 monitor. We also offer rechargeable lithium polymer battery packs which have 12-hour life when not connected to an electrical outlet.

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

Dose Error Reduction System (“DERS”)

Our DERS software for use with our MRidium 3860+ MRI compatible IV infusion pump system incorporates the latest dosing safety features for patients. The DERS system enables users to create a unique drug library and establish nominal values and limits for dose and concentration for specified infusion protocols. With DERS, patient safety and user convenience are supported by user-programmed infusion hard limits (maximum and minimum) and soft limits (high and low limits that require user confirmation to exceed). The dose applied via DERS is displayed and can be adjusted directly on the running screen at any time during the infusion. The memory card port allows for easy archiving and updating of the drug library.

SpO2 Monitoring with Sensor and Accessories

Our MRidium 3860+ MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2™ capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring of the patient. In addition, our fiber optic MRI SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic-based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MRI scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

We believe our MRidium 3860+ MRI compatible IV infusion pump system and its customizable features comprehensively and uniquely address the needs of MRI departments within hospitals and other medical facilities.

MRI Compatible Patient Vital Signs Monitoring System

The 3880 Monitor has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room (see above diagram).

Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units.

The basic configuration of the 3880 Monitor includes wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms, and non-invasive blood pressure. Optional features include all or a combination of non-magnetic respiratory CO2; invasive blood pressure; patient temperature, and/or; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements.

The MRI compatible patient vital signs monitoring system also includes: (1) an extended range remote tablet that allows for remote monitoring from outside the MRI scanner room; (2) a base station control center that facilitates printing, wireless communications between the remote tablet and the monitor, and acts as a battery charger for the remote tablet, and; (3) wireless ECG, SpO2 and invasive blood pressure pods that facilitate the respective monitoring modalities. We are also currently working on interoperability features that will be offered in the future.

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

We have 12 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 4 to 15 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

We also rely on trade secrets, copyright and other laws and on confidentiality agreements to protect our technology, but we believe that neither our patents nor other legal rights will necessarily prevent third parties from developing or using similar or related technology to compete against our products. Moreover, our technology may be viewed as improvements or adaptations of known MRI infusion technology, which might be duplicated or discovered through our patents, reverse engineering or both.

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 24 direct field sales representatives, 3 regional sales directors and 5 clinical support representatives. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our VP of International Sales, an industry veteran with over 20 years in the IV infusion pump business and over 10 years managing our international sales.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue Years Ended December 31,
	2018	2017	2016
United States	80.5%	84.5%	88.9%
International	19.5%	15.5%	11.1%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue Years Ended December 31,
	2018	2017	2016
Devices	69.6%	67.0%	79.3%
Disposables and Services	25.4%	28.7%	19.7%
Amortization of extended warranty agreements	5.0%	4.3%	1.0%

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

For the years ended December 31, 2018, 2017 and 2016, backlog was approximately:

	Years ended December 31,
(In millions)	2018	2017	2016
Backlog	$2.6	$2.7	$1.6

Historical selling cycles for our devices have varied widely and are now typically three to six months in duration.

The principal customers for our MRI compatible products include hospitals and acute care facilities. The key decision maker in a purchase varies on the hospital department making the purchase. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis in an attempt to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include surveys and visits to customer sites.

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

•                  Volume discounts and other preferential terms on member purchases from us;

•                  Promotion of our products by the GPO to its members; and

•                  Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

Manufacturing and Suppliers

We assemble our products in our facility in Winter Springs, Florida, from components and sub-assemblies purchased from outside suppliers. We perform final assembly, testing and packaging to control quality and manufacturing efficiency. We purchase components and sub-assemblies from qualified suppliers that are subject to our stringent quality specifications and inspections by us. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or disposables for use with these medical devices. Our historical track record of producing MRI compatible products has been good; however, there can be no assurance that this trend will continue or that we will be able to produce sufficient units to reach our expected revenue growth rates.

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. We have never encountered a significant supply interruption from any sole supplier and have received no indications that there might be disruptions of the supply of these raw materials or parts. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole-sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company expired on January 25, 2019. We are currently in the process of renewing this supply agreement.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In January 2018 we underwent an audit to update our ISO 13485:2016 and Medical Device Single Audit Program certifications and received our certificates in November 2018. These certificates will need renewal again in January 2022.

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

Our SpO2 products, which measure blood oxygen saturation and included in our MRI compatible IV infusion pump and our MRI compatible vital signs monitor, also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

MRidium MRI Compatible IV Infusion Pump System

We do not believe there is currently any direct competition for our MRI compatible IV infusion pump system. Historically, our only direct competitor in the MRI compatible IV infusion pump market, Bayer Radiology, formerly MEDRAD, Inc., announced during 2013 its decision to remove its competing Continuum pump system from the market, and discontinued support throughout the world in June 2015 due to ongoing regulatory issues. As a result, we believe that our MRidium 3860+ MRI compatible IV infusion pump is the only true MRI compatible IV infusion pump available today.

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the FDA 510(k) clearance process for new infusion pumps is usually long and requires significant testing and documentation. This long development timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. We believe that the market for MRI compatible IV infusion pump products is in relatively early stages of development and may become highly competitive if, and when, the market develops further.

Outside of the U.S., we also compete with manufacturers of “shielded box” solutions that are intended to permit use of conventional IV pumps inside the MRI scanner room. The providers of shielded boxes include B. Braun, Fresenius Kabi, MIPM Mammendorfer Institut für Physik und Medizin and Arcomed.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, Inc., which was founded by Roger Susi, our founder, President, CEO and Chairman of the Board of Directors. Invivo is now owned by Koninklijke Philips NV (NYSE: PHG).

Other large and well-known companies such as General Electric (NYSE: GE) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us as they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is new to the market, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, in the U.S., Europe and Japan.

Segment Information and Geographic Data

Our business operates as one reportable segment. Financial information about geographic areas is presented in Notes 2 and 4 in the Notes to Financial Statements of this Annual Report on Form 10-K.

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

Our research and development expenses were $1.5 million or 5.0 percent of revenue in 2018, $1.7 million or 7.5 percent of revenue in 2017 and $1.3 million or 4.1 percent of revenue in 2016. During 2016, we capitalized $0.7 million of research and development costs associated with internally developed software that operates our 3880 MRI compatible patient vital signs monitor.

Employees

As of December 31, 2018, we had 95 full-time employees, including 36 in manufacturing and service, 38 in sales, marketing and customer support services, 7 in regulatory affairs, 8 in finance and administration and 6 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA indicated more data demonstrating product safety will be required for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The impact of this guidance is likely to result in a more time consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements beyond the 2014 guidance document could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of December 31, 2018, the Warning Letter remains open.

Product Recalls and Software Updates

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

MRidium 3860+ Software Field Update. As a result of the Warning Letter, required 510(k) submission and subsequent 510(k) clearance as discussed above in the section entitled “FDA Facility Inspection and Warning Letter” we are fielding updated software for our MRidium 3860+ IV infusion pump to existing customers. We have accrued for all expected expenses related to this action and believe these expenses will not be significant to our operations or financial results.

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

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation balanced with a goal of optimizing international harmonization. For example, the European Union (“EU”), which currently relies on independent third parties, (called “Notified Bodies”) rather than governmental authorities to review and certify medium and high-risk medical devices, is moving to more governmental oversight of medical devices. Currently, the regulatory requirements for a broad spectrum of medical devices are covered in three European Medical Device Directives (adopted in the 1990’s) with which manufacturers must comply in order to receive a CE Certificate of Conformity (“CE Mark”) from a Notified Body. Only certified medical devices bearing a CE Mark can be sold in the EU and European Free Trade Association (“EFTA”) countries and Turkey. EFTA includes Iceland, Norway, Principality of Liechtenstein and Switzerland.

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued a temporary EC Certificate that excludes our 3880 patient vital signs monitoring system. This temporary EC Certificate extends through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark. We are addressing the technical non-conformity, but there can be no assurance that these efforts will be successful.

In September 2012, the European Commission, (“EC”), proposed significant revisions to the regulatory framework for medical devices in the EU. The proposed changes include more oversight of Notified Bodies by governmental authorities, replacing the three European Medical Service Directives with two regulations and more stringent requirements for clinical evidence while also enhancing alignment with international guidelines to facilitate international trade. It is unknown how the proposed revisions will affect certification of future products or modifications of current products, but it is possible that more clinical data will be needed to support our applications, which would increase the costs and development time involved. We may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from the EU’s Revised Medical Device Directive. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

The EU has enacted legislation restricting the use of hazardous substances in electronic equipment (Directive 2011/65/EU, referred to as “RoHS 2”), such as our devices. The application of RoHS 2 to medical devices became effective as of July 22, 2014. Our products are compliant with RoHS 2. If we are unable to remain compliant with RoHS 2, there may be an interruption of sales to the EU, which could significantly lower our revenues from foreign sales while we take remedial measures.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as “Brexit.” The United Kingdom’s departure from the EU is currently scheduled to take place on Friday, March 29, 2019. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may persist for years. Since a significant portion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially impact the regulatory regime with respect to our products in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any device certifications, product marketing approvals, or other regulatory authorizations as a result of Brexit or otherwise, could prevent us from commercializing our products in the United Kingdom and/or the EU and affect our operations and financial results.

The ultimate effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty over the terms of the United Kingdom’s departure from the EU could harm our business and financial results. In addition, other EU member countries may consider referendums regarding their EU membership. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

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

In the past, the FDA issued us a Warning Letter that impacted our ability to commercially distribute our MRidium 3860+ MRI compatible IV infusion pump system. Although we have resumed commercial distribution of the MRidium 3860+ MRI compatible IV infusion pump system, the Warning Letter remains open and there can be no guarantee that the FDA will not take similar action in the future. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse future requests for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

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

•                              loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our decline in operating results during 2017 limited our generation of capital resources and that situation could return if we are unable to continue to increase revenues or adjust our costs appropriately. Further, future new product launches may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Among the reasons we may be unable to obtain these raw materials and components include, but are not limited to:

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

•                              failure of the supplier to comply with quality standards which results in quality and product failures, product contamination and/or recall;

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

Our inability to collect on our accounts receivables held by customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or more customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

We believe our future success will require us to educate a sufficient number of clinicians, anesthesiologists, radiologists, hospital administrators and other purchasing decision-makers about our products and the costs and benefits of our products. If we fail to demonstrate the safety, reliability and economic benefits of our products to hospitals and acute medical facilities, our products may not be adopted and our expected and actual sales would suffer.

The lengthy sales cycle for medical devices could delay our sales.

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions with customers regarding our products and a customer’s purchase of our products is typically three to six months. Sales cycles can also be delayed because of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Furthermore, portions of GAAP require the use of fair value models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position and operating results.

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

In addition, our products are subject to pre-clearance requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval, would negatively affect our ability to sell our products and harm our anticipated revenues.

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

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued a temporary EC Certificate that excludes our 3880 patient vital signs monitoring system. This temporary EC Certificate extends through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark. We are addressing the technical non-conformity and plan to be permitted to use the CE Mark on our 3880 patient vital signs monitoring system, but there can be no assurance that these efforts will be successful.

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

U.S. healthcare policy and changes thereto, including the Affordable Care Act and PPACA, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that significantly impacted the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3 percent excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all our current products are “medical devices” within the meaning of the FDA regulations. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 further suspended the medical device excise tax through December 31, 2019. While this tax was suspended by legislation for 2018 and 2019, its return beginning on January 1, 2020 and potential increases from the 2.3 percent level in future years would negatively impact our operating results. We cannot currently foresee that the suspension will be reinstated.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA. The Budget Resolution is not a law; however, it was widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In addition, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the “individual mandate” portion of PPACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in January 2019. The potential impact of these efforts to repeal or defer and delay enforcement of PPACA on our business remains unclear. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed. Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges or repeal of PPACA, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business, prospects, financial condition or results of operations.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of December 31, 2018, the Safety Alert remains open.

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of December 31, 2018, the Warning Letter remains open.

In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All of these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedure or to our, or our suppliers’ manufacturing facility could materially harm our reputation in the marketplace.

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

Even if we are able to secure necessary patents in the U.S., we may not be able to secure necessary patents and trademarks in foreign countries in which we sell our products or plan to sell our products. In 2013, the U.S. transitioned to a “first inventor to file” system for patents in which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to a patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

•                              major catastrophic events;

•                              sales of large blocks of our stock;

•                              exercise of the underwriter’s warrant that may lead to sales that put downward pressure on our stock price;

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

On September 26, 2014, we filed a registration statement under Form S-8 to register all of the shares issuable upon exercise of options outstanding or reserved for future issuance under our equity compensation plans. If any of the foregoing shares are sold or if there is another future offering by the Company, or if it is perceived that they will be sold or there will be another future offering, the trading price of our common stock could decline.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially owns a majority of our outstanding common stock. Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we file our first Form 10-K following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

The trading market for our common stock depends, in part, on the research reports that securities or industry analysts publish about our business. If securities or industry analysts do not commence or continue coverage of our company, the trading market for our stock may not be robust and the price of our stock could likely be negatively impacted. In the event securities or industry analysts initiate coverage, and later downgrade our stock or discontinue such coverage, our stock price could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, CEO and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the current monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

We do not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the stock symbol “IRMD.” The following table summarizes, for the periods indicated, the high and low sale price per share of our common stock as reported by the NASDAQ:

	High	Low
Year ended December 31, 2018
Fourth Quarter	$38.78	$19.88
Third Quarter	37.50	20.00
Second Quarter	20.75	14.00
First Quarter	15.85	12.51
Year ended December 31, 2017
Fourth Quarter	$15.75	$9.60
Third Quarter	10.95	8.25
Second Quarter	10.80	7.85
First Quarter	12.53	7.85

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

•                              Federal, state, and international governmental regulatory actions and the impact of such requirements on our business;

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

•                              Sales of large blocks of our stock;

•                              Exercise of the underwriter’s warrant that may lead to sales that put downward pressure on our stock price;

•                              Investor perceptions of our company; and

•                              General economic and other national and international conditions.

Stockholders

As of February 28, 2019, we had 7 stockholders of record. We estimate that there are approximately 2,485 benefinical owners of our common stock.

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

In April 2017, the Board of Directors authorized a new stock repurchase program of up to $8 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on April 28, 2017 and expired on April 28, 2018. During the program period, we expended $1.8 million for such repurchases.

The following table provides information regarding repurchases of common stock for the year ended December 31, 2018.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018—January 31, 2018	289	$—	—	$6,181,458
February 1, 2018—February 28, 2018	—	$—	—	$6,181,458
March 1, 2018—March 31, 2018	—	$—	—	$6,181,458
April 1, 2018—April 30, 2018	216	$—	—	$6,181,458
May 1, 2018—May 31, 2018	41	$—	—	$—
June 1, 2018—June 30, 2018	385	$—	—	$—
July 1, 2018—July 31, 2018	39	$—	—	$—
August 1, 2018—August 31, 2018	—	$—	—	$—
September 1, 2018—September 30, 2018	—	$—	—	$—
October 1, 2018—October 31, 2018	182	$—	—	$—
November 1, 2018—November 30, 2018	—	$—	—	$—
December 1, 2018—December 31, 2018	10,953	$—	—	$—
Total	12,105	$—	—	$—

(1)         The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.

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

The following graph shows a comparison, from July 16, 2014, the date of our Initial Public Offering, through December 31, 2018, of cumulative total return for our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the NASDAQ Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for each of the years in the five-year period ended December 31, 2018, and is derived from the audited Financial Statements of IRADIMED CORPORATION. The statements of operations data for each of the years in the three-year period ended December 31, 2018 are included elsewhere in this report. The statements of operations data for the years ended December 31, 2015 and 2014 and balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements not included in this report. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and “Management’s Discussion and Analysis and Results of Operations” included elsewhere in this report.

	Years ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue	$30,438,983	$23,081,592	$32,496,548	$31,593,720	$15,653,057
Cost of revenue	7,211,633	5,569,896	6,154,836	5,840,407	3,404,400
Gross profit	23,227,350	17,511,696	26,341,712	25,753,313	12,248,657
Operating expenses:
General and administrative	8,710,882	9,001,164	8,795,703	7,769,881	4,816,973
Sales and marketing	6,995,586	5,502,959	5,278,448	4,705,977	3,297,120
Research and development	1,517,112	1,722,564	1,347,507	1,764,306	1,068,674
Total operating expenses	17,223,580	16,226,687	15,421,658	14,240,164	9,182,767
Income from operations	6,003,770	1,285,009	10,920,054	11,513,149	3,065,890
Other income (expense), net	193,537	111,377	32,680	121,385	(48,549)
Income before provision for income taxes	6,197,307	1,396,386	10,952,734	11,634,534	3,017,341
Provision for income tax (benefit) expense	(106,143)	896,622	3,738,189	4,104,614	966,975
Net income	$6,303,450	$499,764	$7,214,545	$7,529,920	$2,050,366
Net income per share:
Basic	$0.59	$0.05	$0.67	$0.68	$0.23
Diluted	$0.52	$0.04	$0.60	$0.60	$0.20
Weighted-average shares outstanding:
Basic	10,758,752	10,638,858	10,818,427	11,003,272	8,743,461
Diluted	12,110,117	11,720,316	11,989,681	12,556,887	10,219,143

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheets Data:
Cash and cash equivalents	$28,027,688	$18,205,976	$17,713,871	$19,368,114	$9,454,150
Investments	6,349,915	8,135,123	7,965,521	7,602,204	7,913,793
Working capital	39,852,197	31,029,638	30,194,520	30,913,633	19,775,355
Total assets	48,442,258	39,012,534	37,194,484	35,244,207	23,309,719
Total stockholders’ equity	41,945,733	32,930,877	31,889,125	31,933,025	20,890,696

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 monitor is rated for operation in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design, facilitating the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design, small form factor and unique wireless tablet remote control that allows for the effective communication of patient vital signs information to clinicians located in the MRI control room.

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, ongoing service contracts and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. In fiscal year 2012, we undertook a direct sales strategy in the United States. As of December 31, 2018, our direct sales force consisted of 24 field sales representatives, 3 regional sales directors and supplemented by 5 clinical support representatives. To extend our sales reach, we plan to expand our U.S. sales force to between 30 and 32 field sales representatives and 6 clinical support representatives by the end of 2019. We have distribution agreements with independent distributors selling our products internationally.

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

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act represents major tax reform that, among other provisions, reduced the U.S. corporate tax rate. Certain income tax effects of the 2017 Act, including $0.5 million of tax expense recorded principally due to the write-down of our net deferred tax assets, are reflected in our Financial Statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the 2017 Act became law. See Note 11 to the Financial Statements for further information on the financial impact of the 2017 Act.

Financial Highlights and Outlook

Our revenue was $30.4 million in 2018, $23.1 million in 2017 and $32.5 million in 2016. Our diluted earnings per share was $0.52 in 2018, $0.04 in 2017 and $0.60 in 2016. Our cash from operations was $7.4 million in 2018, $3.4 million in 2017 and $9.4 million in 2016.

Our estimated installed base of medical devices is as follows:

	Years Ended December 31,
	2018	2017	2016
IV Infusion Pump Systems	5,000	4,500	4,100
Patient Vital Signs Monitoring Systems	261	75	5

In 2019, we expect our revenues to increase due to higher sales of our medical devices and related accessories, disposables and services through the continued execution of our critical care strategy and headcount growth of our sales team.

We intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology and furthering our penetration into the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. We expect operating expenses to increase in 2019 due to growth in the size of our sales team and higher sales person commission costs due to anticipated higher sales.

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

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, extended warranty agreements, product maintenance and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer. We allocate the transaction price using the relative standalone selling price method. Customer sale prices for our MRI compatible IV infusion pump systems and related disposables and services are contractually fixed over the GPO contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Due to the short-term nature of these payment terms, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

We have elected to account for shipping and handling charges billed to customers as revenue and shipping and handling related expenses as cost of revenue.

In certain U.S. states we are required to collect sales taxes from our customers. We have elected to exclude the amounts collected for these taxes  from revenue and record them as a liability until remitted to the taxing authority.

Contract Liabilities

We record contract liabilities, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received in advance of our performance. When we sell a product or service with a future performance obligation, we defer revenue allocated to the unfulfilled performance obligation and recognize this revenue when, or as, the performance obligation is satisfied.

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

Capitalized Contract Costs

We capitalize commissions paid to our sales managers related to contracts with customers when the associated revenue is expected to be earned over a period of time. Deferred commissions are primarily related to the sale of extended warranty agreements. Capitalized commissions are included in Prepaid Expenses and Other Current Assets in our Balance Sheets when the associated expense is expected to be recognized in one year or less, or in Other Assets when the associated expense is expected to be recognized in greater than one year. The associated expense is included in Sales and Marketing expenses in our Statements of Operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity issues of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

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

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718). Resulting from the adoption of ASU 2016-09 and on a prospective basis, we record excess tax benefits and deficiencies in the Statement of Operations as a component of the provision for income taxes and presented as an operating activity in the Statements of Cash Flows. The payment of withholding taxes on the net share settlement of equity awards is presented as a financing activity in the Statements of Cash Flows.

Also resulting from the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur.

As stock-based compensation is an important part of our employee compensation reward strategy, we expect the future impact of stock-based compensation expense on our financial results to grow due to additional stock grants and increased headcount.

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

On December 22, 2017, the 2017 Act was enacted. As a result of the 2017 Act, Iradimed was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The reduction in the federal corporate tax rate increased our income tax expense for the year ended December 31, 2017 due to the write-down of our net deferred tax assets. See Note 11 to the Financial Statements for further information on the financial impact of the 2017 Act.

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

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. Further, we anticipate that starting December 31, 2019, we will no longer be an emerging growth company and after that date we will no longer be able to avail ourselves of these reduced reporting requirements or exemptions.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	23.7	24.1	18.9
Gross profit	76.3	75.9	81.1
Operating expenses:
General and administrative	28.6	39.0	27.1
Sales and marketing	23.0	23.8	16.2
Research and development	5.0	7.5	4.1
Total operating expenses	56.6	70.3	47.5
Income from operations	19.7	5.6	33.6
Other income, net	0.6	0.5	0.1
Income before provision for income taxes	20.4	6.0	33.7
Provision for income tax (benefit) expense	(0.3)	3.9	11.5
Net income	20.7%	2.2%	22.2%

Comparison of the Years Ended December 31, 2018 and 2017

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2018	2017	Change
United States	$24.5	$19.5	25.7%
International	5.9	3.6	65.6%
Total Revenue	$30.4	$23.1	31.9%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2018	2017	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$14.5	$13.6	6.7%
MRI Compatible Patient Vital Signs Monitoring Systems	6.7	1.9	260.0%
Total Devices Revenue	21.2	15.5	37.0%
Disposables and Services	7.7	6.6	16.9%
Amortization of extended warranty agreements	1.5	1.0	52.2%
Total Revenue	$30.4	$23.1	31.9%

Revenue increased $7.3 million, or 31.9 percent, to $30.4 million from $23.1 million for the same period in 2017. This increase is primarily due to an increase in the number of our MRI compatible medical devices that we recognized in revenue and higher revenue from our IV sets and services. The increase was partially offset by a lower average selling price for our infusion pump systems resulting from higher international sales as a percent of total sales in 2018 compared to 2017.

During the year ended December 31, 2018, we recognized revenue on 451 MRI compatible IV infusion pumps compared to 392 pumps in 2017. The average selling price of our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2018 was approximately $32,200, compared to $34,700 for the same period in 2017. The decrease in average selling price is the result of higher international unit sales and an unfavorable product sales mix during 2018 when compared to 2017.

We recognized revenue on 186 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2018, compared to 70 systems for the same period in 2017. The average selling price of our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $35,100 during the year ended December 31, 2018, compared to $25,200 for the same period in 2017. The increase in average selling price of our MRI compatible patient vital signs monitoring system is due to higher domestic unit sales in 2018 when compared to 2017.

Revenue from sales in the U.S. increased $5.0 million, or 25.7 percent, to $24.5 million from $19.5 million for the same period in 2017. Revenue from sales internationally increased $2.3 million, or 65.6 percent, to $5.9 million from $3.6 million for the same period in 2017. Domestic sales accounted for 80.5 percent of total revenue for the year ended December 31, 2018, compared to 84.5 percent for the same period in 2017.

Revenue from sales of devices increased $5.7 million, or 37.0 percent, to $21.2 million from $15.5 million for the same period in 2017. Revenue from sales of our disposables and services increased $1.1 million, or 16.9 percent, to $7.7 million from $6.6 million for the same period in 2017. Revenue from the amortization of our extended maintenance contracts increased $0.5 million, or 52.2 percent, to $1.5 million from $1.0 million for the same period in 2017.

Cost of Revenue and Gross Profit

	Years Ended December 31,
(In millions, except gross profit percentage)	2018	2017
Revenue	$30.4	$23.1
Cost of revenue	7.2	5.6
Gross profit	$23.2	$17.5
Gross profit percentage	76.3%	75.9%

Cost of revenue increased approximately $1.6 million, or 29.5 percent, to $7.2 million for the year ended December 31, 2018, from $5.6 million for the same period in 2017. Gross profit increased approximately $5.7 million, or 32.6 percent, to $23.2 million for the year ended December 31, 2018 from $17.5 million for the same period in 2017. The increase in cost of revenue and gross profit is due to higher sales during the year ended December 31, 2018, compared to the same period in 2017. Gross profit margin was 76.3 percent and 75.9 percent for the years ended December 31, 2018 and 2017, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments and higher domestic revenue as a percent of total revenue in 2018 compared to 2017.

Operating Expenses

	Years Ended December 31,
(In millions, except percentage of revenue)	2018	2017
General and administrative	$8.7	$9.0
Percentage of revenue	28.6%	39.0%
Sales and marketing	$7.0	$5.5
Percentage of revenue	23.0%	23.8%
Research and development	$1.5	$1.7
Percentage of revenue	5.0%	7.5%

General and Administrative

General and administrative expense decreased approximately $(0.3) million, or (3.2) percent, to $8.7 million for the year ended December 31, 2018, from $9.0 million for the same period last year. This decrease is primarily due to lower stock compensation expense primarily related to a one-time charge for the modification of the underwriters’ warrants recognized in 2017, the write-off of non-trade accounts receivable during 2017 and lower consulting expenses during 2018, partially offset by higher expenses for payroll and benefits, computer software and supplies, legal and professional expenses.

Sales and Marketing

Sales and marketing expense increased approximately $1.5 million, or 27.1 percent, to $7.0 million for the year ended December 31, 2018, from $5.5 million for the same period in 2017. This is primarily the result of higher salary and commissions expenses resulting from the increased size of our sales team and higher sales during 2018 when compared to 2017, partially offset by lower stock compensation expense.

Research and Development

Research and development expense decreased approximately $(0.2) million, or (11.9) percent, to $1.5 million for the year ended December 31, 2018, from $1.7 million for the same period in 2017. This is primarily due to lower expenses for consulting and outside engineering services, partially offset by higher payroll and stock compensation expense.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $194,000 and $111,000 for the years ended December 31, 2018 and 2017, respectively. This increase is primarily the result of higher interest income, partially offset by higher losses on maturities of investments during the year ended December 31, 2018 compared to the same period in 2017.

Income Taxes

We recorded a provision for income tax benefit of approximately $(0.1) million for the year ended December 31, 2018. For the year ended December 31, 2017, we recorded a provision for income tax expense of approximately $0.9 million. Our effective tax rate for the year ended December 31, 2018 was (1.7) percent compared to 64.2 percent for the same period in 2017. The decrease in our provision for income taxes and effective tax rate is primarily the result of discrete items related to tax benefits associated with the exercise and sale of employee options and underwriters’ warrants during 2018 and $0.5 million of tax expense recorded during the year ended December 31, 2017 due to a one-time write-down of net deferred tax assets resulting from the 2017 Act, enacted on December 22, 2017. See Note 11 to the Financial Statements for further information on the financial statement impact of the 2017 Act.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2017	2016	Change
United States	$19.5	$28.9	(32.5)%
International	3.6	3.6	(0.4)%
Total Revenue	$23.1	$32.5	(29.0)%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2017	2016	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$13.6	$25.5	(46.6)%
MRI Compatible Patient Vital Signs Monitoring Systems	1.9	0.3	529.7%
Total Devices Revenue	15.5	25.8	(40.0)%
Disposables and Services	6.6	6.4	3.2%
Amortization of extended warranty agreements	1.0	0.3	233.3%
Total Revenue	$23.1	$32.5	(29.0)%

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

Revenue from sales of devices decreased $(10.3) million, or (40.0) percent, to $15.5 million from $25.8 million for the same period in 2016. Revenue from sales of our disposables and services increased $0.9 million, or 13.4 percent, to $7.6 million from $6.7 million for the same period in 2016. Revenue from the amortization of our extended maintenance contracts increased $0.7 million, or 233.3 percent, to $1.0 million from $0.3 million for the same period in 2016.

Cost of Revenue and Gross Profit

	Years Ended December 31,
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

	Years Ended December 31,
(In millions, except percentage of revenue)	2017	2016
General and administrative	$9.0	$8.8
Percentage of revenue	39.0%	27.1%
Sales and marketing	$5.5	$5.3
Percentage of revenue	23.8%	16.2%
Research and development	$1.7	$1.3
Percentage of revenue	7.5%	4.1%

General and Administrative

General and administrative expense increased approximately $0.2 million, or 2.3 percent, to $9.0 million for the year ended December 31, 2017, from $8.8 million for the same period in 2016. This increase is primarily due to higher expenses for payroll and employee benefits resulting from higher headcount, stock compensation expense primarily related to a one-time charge for the modification of the underwriters’ warrants and the write-off of non-trade accounts receivable, partially offset by lower expenses for legal and professional fees, corporate franchise taxes and GPO administrative fees due to lower sales.

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

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $111,000 and $33,000 for the years ended December 31, 2017 and 2016, respectively.  This increase is primarily the result of lower realized losses on the maturities of investments during the year ended December 31, 2017 compared to the same period in 2016.

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

As of December 31, 2018, we had cash and cash equivalents and investments of $34.4 million, stockholders’ equity of $41.9 million, and working capital of $39.9 million compared to cash and cash equivalents and investments of $26.3 million, stockholders’ equity of $32.9 million, and working capital of $31.0 million as of December 31, 2017.

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$7.4	$3.4	$9.4
Net cash provided by (used in) investing activities	$1.5	$(1.0)	$(1.9)
Net cash provided by (used in) financing activities	$0.9	$(1.9)	$(9.1)

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Operating Activities

For the year ended December 31, 2018, cash provided by operations increased $4.0 million to $7.4 million from $3.4 million in 2017. This increase is the result of higher net income and lower cash outflows for prepaid expenses and other current assets and accounts payable, partially offset by higher cash outflows for prepaid income taxes and lower cash inflows from deferred revenue.

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

Investing Activities

For the year ended December 31, 2018, cash provided by investing activities was $1.5 million, compared to cash used in investing activities of $(1.0) million in 2017. During 2018, $2.9 million of investments matured. This cash inflow was partially offset using $1.1 million to purchase corporate debt securities and $0.2 million to purchase property and equipment.

For the year ended December 31, 2017, cash used in investing activities was $1.0 million, compared to $1.9 million in 2016. During 2017, we used $2.7 million to purchase corporate debt securities and $0.8 million to purchase property and equipment. These cash outflows were partially offset by $2.7 million in maturities of investments.

Financing Activities

For the year ended December 31, 2018, cash provided by financing activities was $0.9, compared to cash used in financing activites of $(1.9) million in 2017. The increase in cash flow from financing activities primarily relates to $1.2 million of proceeds from the exercise of stock options and warrants during 2018 and the purchase of $1.8 million of treasury stock during 2017.

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

Our manufacturing operations and headquarters facility is approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from Susi, LLC, an entity controlled by our President, CEO and Chairman, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

We believe our sources of liquidity, including cash flow from operations, existing cash, investments, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposables and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$2,674,691	$2,573,081	$101,610	$—	$—
Operating lease obligations	170,664	170,664	—	—	—
Total	$2,845,355	$2,743,745	$101,610	$—	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the U.S. and sell those products into more than 50 countries throughout the world. We also purchase certain components for our products from foreign vendors. Most of our sale and purchase transactions are denominated in the U.S. Dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates relative to the U.S. Dollar or weak economic conditions in foreign markets. In addition, changes in exchange rates may also affect the end-user prices of our products compared to those of our competitors, who may be selling their products in local currencies, making our products less competitive in some countries.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2018.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2018, we expect a corresponding change of approximately $180,000 in interest income earned on our excess cash held in interest bearing accounts.

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2018, our corporate bonds consisted of the following:

		Expected Maturity Dates
	Fair Value	2019	2020	2021	2022
Corporate bonds:
U.S. corporations	$5,429,336	$3,211,110	$—	$1,735,661	$482,565
International corporations	920,579	447,543	473,036	—	—
Total	$6,349,915	$3,658,653	$473,036	$1,735,661	$482,565

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2018, we expect the corresponding change in fair value of our investments would be approximately $85,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2018. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following tables present our operating results for each of the eight quarters in the period ending December 31, 2018. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June	March
	31, 2018	30, 2018	30, 2018	31, 2018
Revenue	$8,339,392	$7,614,655	$7,376,785	$7,108,151
Cost of revenue	1,982,492	1,826,716	1,710,890	1,691,535
Gross profit	6,356,900	5,787,939	5,665,895	5,416,616
Operating expenses:
General and administrative	2,147,155	2,181,839	2,078,356	2,303,532
Sales and marketing	2,049,188	1,784,418	1,516,044	1,645,936
Research and development	367,715	373,583	395,988	379,826
Total operating expenses	4,564,058	4,339,840	3,990,388	4,329,294
Income from operations	1,792,842	1,448,099	1,675,507	1,087,322
Other income, net	83,072	42,555	27,838	40,072
Income before provision for income taxes	1,875,914	1,490,654	1,703,345	1,127,394
Provision for income tax expense (benefit)	168,901	(909,619)	348,377	286,198
Net income	$1,707,013	$2,400,273	$1,354,968	$841,196
Net income per share:
Basic	$0.16	$0.22	$0.13	$0.08
Diluted	$0.14	$0.20	$0.11	$0.07
Weighted-average shares outstanding:
Basic	10,946,149	10,824,421	10,651,619	10,608,387
Diluted	12,224,505	12,195,870	12,011,475	11,879,889

	Quarters Ended
	December	September	June	March
	31, 2017	30, 2017	30, 2017	31, 2017
Revenue	$6,704,944	$5,689,724	$5,524,364	$5,162,560
Cost of revenue	1,640,197	1,307,767	1,234,314	1,387,618
Gross profit	5,064,747	4,381,957	4,290,050	3,774,942
Operating expenses:
General and administrative	2,152,692	2,551,290	2,189,925	2,107,257
Sales and marketing	1,562,743	1,251,901	1,323,539	1,364,776
Research and development	349,559	382,704	449,011	541,290
Total operating expenses	4,064,994	4,185,895	3,962,475	4,013,323
Income (loss) from operations	999,753	196,062	327,575	(238,381)
Other income, net	32,000	28,715	21,138	29,524
Income (loss) before provision for income taxes	1,031,753	224,777	348,713	(208,857)
Provision for income tax expense (benefit)	848,115	32,384	(8,360)	24,483
Net income (loss)	$183,638	$192,393	$357,073	$(233,340)
Net income (loss) per share:
Basic	$0.02	$0.02	$0.03	$(0.02)
Diluted	$0.02	$0.02	$0.03	$(0.02)
Weighted-average shares outstanding:
Basic	10,563,860	10,565,598	10,687,746	10,740,979
Diluted	11,788,023	11,643,044	11,727,473	10,740,979

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2018, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Bylaws of Iradimed Corporation, as amended and restated as of September 13, 2018 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on September 19, 2018).

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

10.9+

Employment Agreement between the Registrant and Christopher K. Scott dated December 16, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.10+

Employment Agreement between the Registrant and Roger Susi dated April 14, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.11+

Employment Agreement between the Registrant and Brent Johnson dated December 7, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

10.12†	Supply Agreement between dated January 26, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196875), filed on June 18, 2014).

Exhibit No.	Description

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

10.17+

Employment Agreement Modification, dated as of September 14, 2018 by and between Iradimed Corporation and John McCreery (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on September 24, 2018).

10.18+

Employment Agreement, dated as of September 18, 2018 by and between Iradimed Corporation and Louis Waldman (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on September 24, 2018).

10.19+

Employment Agreement, dated as of September 21, 2018 by and between Iradimed Corporation and Francis Casey (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on September 24, 2018).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 7, 2019.

IRADIMED CORPORATION
(Registrant)

Dated: March 7, 2019	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2019
Roger Susi

/s/ Chris Scott	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 7, 2019
Chris Scott

/s/ Monty Allen	Director	March 7, 2019
Monty Allen

/s/ Anthony Vuoto	Director	March 7, 2019
Anthony Vuoto

/s/ Jonathan Kennedy	Director	March 7, 2019
Jonathan Kennedy

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida
March 7, 2019

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$28,027,688	$18,205,976
Accounts receivable, net	4,209,992	3,778,929
Investments	6,349,915	8,135,123
Inventory, net	4,059,443	4,210,846
Prepaid expenses and other current assets	526,787	648,881
Prepaid income taxes	1,367,892	127,855
Total current assets	44,541,717	35,107,610
Property and equipment, net	1,869,561	1,868,851
Intangible assets, net	832,519	885,502
Deferred income taxes, net	1,088,702	950,375
Other assets	109,759	200,196
Total assets	$48,442,258	$39,012,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772,470	$656,723
Accrued payroll and benefits	1,802,321	1,512,336
Other accrued taxes	133,000	109,502
Warranty reserve	74,524	60,538
Deferred revenue	1,798,784	1,617,571
Other current liability	108,421	108,571
Accrued income taxes	—	12,731
Total current liabilities	4,689,520	4,077,972
Deferred revenue	1,807,005	2,003,685
Total liabilities	6,496,525	6,081,657
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 10,989,111 shares issued and outstanding as of December 31, 2018 and 10,596,566 shares issued and outstanding as of December 31, 2017	1,099	1,060
Additional paid-in capital	15,317,335	12,623,181
Retained earnings	26,669,491	20,355,545
Accumulated other comprehensive loss	(42,192)	(48,909)
Total stockholders’ equity	41,945,733	32,930,877
Total liabilities and stockholders’ equity	$48,442,258	$39,012,534

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2018	2017	2016
Revenue	$30,438,983	$23,081,592	$32,496,548
Cost of revenue	7,211,633	5,569,896	6,154,836
Gross profit	23,227,350	17,511,696	26,341,712
Operating expenses:
General and administrative	8,710,882	9,001,164	8,795,703
Sales and marketing	6,995,586	5,502,959	5,278,448
Research and development	1,517,112	1,722,564	1,347,507
Total operating expenses	17,223,580	16,226,687	15,421,658
Income from operations	6,003,770	1,285,009	10,920,054
Other income, net	193,537	111,377	32,680
Income before provision for income taxes	6,197,307	1,396,386	10,952,734
Provision for income tax (benefit) expense	(106,143)	896,622	3,738,189
Net income	$6,303,450	$499,764	$7,214,545
Net income per share:
Basic	$0.59	$0.05	$0.67
Diluted	$0.52	$0.04	$0.60
Weighted-average shares outstanding:
Basic	10,758,752	10,638,858	10,818,427
Diluted	12,110,117	11,720,316	11,989,681

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December, 31
	2018	2017	2016
Net income	$6,303,450	$499,764	$7,214,545
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax benefit of $1,168, $10,039 and $19,406 respectively	(3,554)	(16,655)	(34,764)
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $7,269, $2,162 and $30,757 respectively	20,767	4,595	53,200
Other comprehensive income (loss)	17,213	(12,060)	18,436
Comprehensive income	$6,320,663	$487,704	$7,232,981

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2015	11,175,125	$1,118	$19,332,023	$12,655,169	$(55,285)	$31,933,025
Net income	—	—	—	7,214,545	—	7,214,545
Other comprehensive income	—	—	—	—	18,436	18,436
Stock-based compensation	—	—	1,841,901	—	—	1,841,901
Tax benefits credited to equity	—	—	603,553	—	—	603,553
Exercise of stock options and warrants	116,763	11	247,122	—	—	247,133
Purchases and retirement of treasury stock	(569,213)	(57)	(9,969,411)	—	—	(9,969,468)
Balances, December 31, 2016	10,722,675	$1,072	$12,055,188	$19,869,714	$(36,849)	$31,889,125

Net income	—	—	—	499,764	—	499,764
Other comprehensive loss	—	—	—	—	(12,060)	(12,060)
Stock-based compensation	—	—	2,454,363	—	—	2,454,363
Net share settlement of restricted stock units	50,759	5	(158,145)	—	—	(158,140)
Exercise of stock options and warrants	33,054	3	76,363	—	—	76,366
Purchases and retirement of treasury stock	(209,922)	(20)	(1,818,521)	—	—	(1,818,541)
Cumulative effect from adoption of accounting standard update	—	—	13,933	(13,933)	—	—
Balances, December 31, 2017	10,596,566	$1,060	$12,623,181	$20,355,545	$(48,909)	$32,930,877
Net income	—	—	—	6,303,450	—	6,303,450
Other comprehensive income	—	—	—	—	17,213	17,213
Stock-based compensation	—	—	1,764,319	—	—	1,764,319
Net share settlement of restricted stock units	77,352	8	(309,569)	—	—	(309,561)
Exercise of stock options and warrants	315,193	31	1,239,404	—	—	1,239,435
Cumulative effect from adoption of accounting standard update	—	—	—	10,496	(10,496)	—
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December, 31
	2018	2017	2016
Operating activities:
Net income	$6,303,450	$499,764	$7,214,545
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	15,833	(7,083)	12,636
Change in provision for excess and obsolete inventory	111,790	69,199	94,186
Depreciation and amortization	1,105,003	1,308,738	955,809
Write-off of non-trade accounts receivable	—	205,444	—
Excess tax benefit on the exercise of stock options	—	—	(603,553)
Stock-based compensation	1,764,319	2,454,363	1,841,901
Deferred income taxes, net	(144,430)	(150,657)	(570,910)
Loss on maturity of investments	28,036	6,757	83,957
Changes in operating assets and liabilities:
Accounts receivable	(446,896)	(201,591)	75,297
Inventory	(121,591)	(334,113)	(1,483,361)
Prepaid expenses and other current assets	(407,461)	(1,161,964)	(702,573)
Other assets	65,135	(13,860)	(117,235)
Accounts payable	34,161	(523,449)	1,113
Accrued payroll and benefits	289,985	477,070	(252,982)
Other accrued taxes	23,498	(9,592)	88,407
Warranty reserve	13,986	19,633	6,824
Deferred revenue	(5,885)	944,632	1,723,918
Other current liability	(150)	(12,063)	120,634
Prepaid income taxes, net of accrued income taxes	(1,252,768)	(155,310)	917,707
Net cash provided by operating activities	7,376,015	3,415,918	9,406,320
Investing activities:
Purchases of investments	(1,124,512)	(2,693,739)	(4,992,626)
Proceeds from maturity of investments	2,905,000	2,495,004	4,575,140
Purchases of property and equipment	(228,315)	(775,574)	(780,809)
Capitalized intangible assets	(36,350)	(49,189)	(743,486)
Net cash provided by (used in) investing activities	1,515,823	(1,023,498)	(1,941,781)
Financing activities:
Proceeds from stock option and warrant exercises	1,239,435	76,366	247,133
Taxes paid for the net share settlement of restricted stock units	(309,561)	(158,140)	—
Income tax benefits credited to equity	—	—	603,553
Purchases of treasury stock	—	(1,818,541)	(9,969,468)
Net cash provided by (used in) financing activities	929,874	(1,900,315)	(9,118,782)
Net increase (decrease) in cash and cash equivalents	9,821,712	492,105	(1,654,243)
Cash and cash equivalents, beginning of year	18,205,976	17,713,871	19,368,114
Cash and cash equivalents, end of year	$28,027,688	$18,205,976	$17,713,871

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,375,714	$1,205,028	$3,392,722

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

Our 3880 MRI compatible patient vital signs monitoring system (“3880 Monitor”) has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore. Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Other MRI compatible patient vital signs monitors are large and heavy, creating workflow issues for users. The features of the IRADIMED 3880 Monitor include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The 3880 Monitor has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

Our headquarters is located in Winter Springs, Florida.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, allocation of the transaction price to the performance obligations in contracts with our customers, stock-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of December 31, 2018, the Warning Letter remains open.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to contracts which were incomplete as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under this new guidance, while prior period amounts are unadjusted and continue to be reported under previous revenue recognition guidance.

We generate revenue from the one-time sale of MRI compatible medical devices and accessories, extended warranty agreements, product maintenace and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

Contract Liabilities

We record contract liabilities, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received in advance of our performance. When we sell a product or service with a future performance obligation, we defer revenue allocated to the unfulfilled performance obligation and recognize this revenue when, or as, the performance obligation is satisfied.

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

Capitalized Contract Costs

We capitalize commissions paid to our sales managers related to contracts with customers when the associated revenue is expected to be earned over a period of time. Deferred commissions are primarily related to the sale of extended warranty agreements. Capitalized commissions are included in Prepaid Expenses and Other Current Assets in our Balance Sheets when the associated expense is expected to be recognized in one year or less, or in Other Assets when the associated expense is expected to be recognized in greater than one year. The associated expense is included in Sales and Marketing expenses in our Statements of Operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $42,443 and $37,225, respectively.

Investments

Our investments consist of corporate debt securities and are considered available-for-sale. The specific identification method is used to determine the cost basis of investments sold. Our investments are recorded in our Balance Sheets at fair value. We classify our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments are included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses and impairment losses that are determined to be other-than-temporary are recorded in other income, net in our Statements of Operations.

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

Long-lived Assets

Long-lived assets are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, technological obsolescence, unfavorable court rulings, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset groups are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. An impairment is recognized as the amount by which the carrying value is greater than the fair value of the asset or asset group.

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

Advertising and Marketing

For the years ended December 31, 2018, 2017 and 2016, these costs were $123,451, $118,975 and $136,170, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Medical Device Excise Taxes

Prior to January 1, 2016, we were subject to the Medical Device Excise Tax applicable to sales of listed medical devices under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA required us to pay 2.3 percent of the taxable sales value of devices sold. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 that further suspended the medical device excise tax through December 31, 2019.

Stock-Based Compensation

Historically, we have granted two types of employee equity awards, stock options and restricted stock units.

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

On January 1, 2017, we adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718). Resulting from the adoption of ASU 2016-09 and on a prospective basis, we record excess tax benefits and deficiencies in the Statement of Operations as a component of the provision for income taxes and presented as an operating activity in the Statements of Cash Flows. The payment of withholding taxes on the net share settlement of equity awards is presented as a financing activity in the Statements of Cash Flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. As a result of the 2017 Act, we were required to revalue our deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The reduction in the federal corporate tax rate increased our income tax expense for the year ended December 31, 2017. See Note 11 for further information on the financial impact of the 2017 Act.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. GAAP. Comprehensive income includes unrealized gains and losses on our investments classified as available for sale.

Basic and Diluted Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2018	2017	2016
Net income	$6,303,450	$499,764	$7,214,545
Weighted-average shares outstanding — Basic	10,758,752	10,638,858	10,818,427
Effect of dilutive securities:
Underwriters’ warrants	92,486	—	94,169
Stock options	1,137,270	1,067,072	1,074,804
Restricted stock units	121,609	14,386	2,281
Weighted-average shares outstanding — Diluted	12,110,117	11,720,316	11,989,681
Basic net income per share	$0.59	$0.05	$0.67
Diluted net income per share	$0.52	$0.04	$0.60

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2018	2017	2016
Anti-dilutive stock options and restricted stock units	21,488	478,882	100,338

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to third-party distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

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

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2018

In May 2014, the FASB issued ASU 2014-09, Revenue Contracts with Customers (Topic 606). This update provides guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services at an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this guidance effective January 1, 2018 using the modified retrospective method to contracts that were incomplete as of January 1, 2018.

We evaluated each of the five steps in the new revenue recognition model, which are: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when, or as, performance obligations are satisfied. We concluded that the adoption of this guidance does not require any adjustment to the opening balance of retained earnings and did not have a material impact to our financial statements. Additionally, our method and timing for recognizing revenue after the implementation of this guidance did not vary significantly from our revenue recognition practices under the previous revenue recognition guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). This update clarifies the scope of modification accounting and when it should be applied to a change in terms or conditions of a share-based payment award. Under this update, modification accounting is required for all changes to share-based payment awards, unless all of the following are met: 1) there is no change to the fair value of the award, 2) the vesting conditions have not changed, 3) the classification of the award as an equity instrument or a debt instrument has not changed. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this guidance effective January 1, 2018. There was no impact to our financial statements resulting from the implementation of this guidance.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This update addresses a specific consequence of the Tax Cuts and Jobs Act (“2017 Act”). This update allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the 2017 Act. The update eliminates the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. We adopted this guidance effective January 1, 2018. As a result of the adoption, $10,496 was reclassified from accumulated other comprehensive income to retained earnings.

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

Beginning January 1, 2017, excess tax benefits and deficiencies are reflected in the Statement of Operations as a component of the provision for income taxes, whereas they were previously recognized as additional paid-in capital on the Balance Sheet. Adoption of this guidance resulted in the recognition of a net tax deficiency of $74,904 in our provision for income taxes, with the effect of increasing our income tax expense for the year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements to be Implemented

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted. On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. We adopted the standard on January 1, 2019 using the optional transition method. We have made substantial progress in executing our implementation plan and revising our controls and processes to address the lease standard.

We are electing the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. We are also electing to adopt the hindsight practical expedient to determine the lease terms.

Adoption of the standard is expected to impact our statement of financial position by approximately $3.2 million for the addition of right-of-use assets and liabilities related to operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. We are evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019. We do not expect ASU 2016-02 to have a material impact on our annual results of operations or cash flows.

2 — Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	For the Years Ended December 31,
	2018	2017	2016
United States	$24,508,026	$19,500,680	$28,902,911
International	5,930,957	3,580,912	3,593,637
Total revenue	$30,438,983	$23,081,592	$32,496,548

Revenue information by type is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Devices:
MRI Compatible IV Infusion Pump System	$14,536,998	$13,621,769	$25,491,720
MRI Compatible Patient Vital Signs Monitoring Systems	6,655,618	1,848,616	293,552
Total Devices revenue	21,192,616	15,470,385	25,785,272
Disposables and Services	7,728,624	6,613,999	6,412,081
Amortization of extended warranty agreements	1,517,743	997,208	299,195
Total revenue	$30,438,983	$23,081,592	$32,496,548

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2018	2017
Advance payments from customers	$180,425	$251,087
Shipments in-transit	9,582	13,326
Extended warranty agreements	3,415,782	3,356,843
Total	$3,605,789	$3,621,256

Changes in the contract liabilities during the period are as follows:

Deferred Revenue
Contract liabilities, December 31, 2016	$2,676,624
Increases due to cash received from customers	3,040,963
Decreases due to recognition of revenue	(2,096,331)
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	2,222,217
Decreases due to recognition of revenue	(2,237,684)
Contract liabilities, December 31, 2018	$3,605,789

Capitalized Contract Costs

Our total capitalized contract costs as of December 31, 2018 and December 31, 2017 were $181,248 and $168,757, respectively. Expense for the years ended December 31, 2018, 2017 and 2016 related to the amortization of capitalized contract costs were immaterial to our financial statements.

3 — Inventory

Inventory consists of:

	As of December 31,
	2018	2017
Raw materials	$3,408,158	$3,593,136
Work in process	305,562	280,443
Finished goods	557,566	537,466
Inventory before allowance for excess and obsolete	4,271,286	4,411,045
Allowance for excess and obsolete	(211,843)	(200,199)
Total	$4,059,443	$4,210,846

4 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2018	2017
Computer software and hardware	$555,292	$490,272
Furniture and fixtures	901,415	655,518
Leasehold improvements	202,026	191,139
Machinery and equipment	2,184,015	2,046,808
Tooling in-process	58,263	46,970
	3,901,011	3,430,707
Accumulated depreciation	(2,031,450)	(1,561,856)
Total	$1,869,561	$1,868,851

Depreciation and amortization expense of property and equipment was $470,395, $362,872 and $230,282 for the years ended December 31, 2018, 2017 and 2016, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2018	2017
United States	$1,439,545	$1,349,897
International	430,016	518,954
Total property and equipment, net	$1,869,561	$1,868,851

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2018	2017
Patents — in use	$304,270	$168,383
Patents — in process	73,164	116,260
Internally developed software — in use	867,569	867,569
Internally developed software — in process	13,723	—
Trademarks	23,017	23,017
	1,281,743	1,175,229
Accumulated amortization	(449,224)	(289,727)
Total	$832,519	$885,502

Amortization expense of intangible assets was $89,333, $82,399 and $18,017 for the years ended December 31, 2018, 2017 and 2016, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2019	$89,963
2020	$89,963
2021	$89,963
2022	$89,963
2023	$88,740

6 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,487,645	$—	$58,309	$5,429,336
International corporations	918,417	2,162	—	920,579
Total	$6,406,062	$2,162	$58,309	$6,349,915

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$7,244,771	$746	$63,575	$7,181,942
International corporations	971,087	707	18,613	953,181
Total	$8,215,858	$1,453	$82,188	$8,135,123

As of December 31, 2018, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$3,676,236	$3,658,653
1 to 3 years	2,237,851	2,208,697
3 to 5 years	491,975	482,565
Total	$6,406,062	$6,349,915

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,429,336	$—	$5,429,336	$—
International corporations	920,579	—	920,579	—
Total	$6,349,915	$—	$6,349,915	$—

	Fair Value at December 31, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$7,181,942	$—	$7,181,942	$—
International corporations	953,181	—	953,181	—
Total	$8,135,123	$—	$8,135,123	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2018 or 2017.

8 — Accumulated Other Comprehensive Loss

The only component of accumulated other comprehensive loss relates to unrealized gains and (losses) on our investments and activity is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balance at December 31, 2015	$(55,285)
Losses, net	(34,764)
Reclassification realized in net earnings	53,200
Balance at December 31, 2016	$(36,849)
Losses, net	(16,655)
Reclassification realized in net earnings	4,595
Balance at December 31, 2017	$(48,909)
Losses, net	(3,554)
Reclassification realized in net earnings	20,767
Adoption of ASU 2018-02	(10,496)
Balance at December 31, 2018	$(42,192)

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. As of December 31, 2018, there were 412,752 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	For the Years Ended December 31,
	2018	2017	2016
Cost of revenue	$279,221	$214,325	$147,400
General and administrative	1,000,002	1,670,015	1,144,207
Sales and marketing	329,644	441,931	493,362
Research and development	155,452	128,092	56,932
Total stock-based compensation expense	$1,764,319	$2,454,363	$1,841,901

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2018:

	Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding beginning of period	1,430,962	$2.60	5.3	$18,136,810

Options granted	—	—
Options exercised	(295,624)	3.53
Options cancelled	(1,875)	17.39
Options expired	(4,000)	15.97
Outstanding end of period	1,129,463	$2.29	4.2	$25,052,908
Exercisable	1,119,214	$2.13	4.2	$24,999,743

As of December 31, 2018, we had $64,230 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.9 years. The total grant date fair value of stock options that vested during the year ended December 31, 2018 was $554,165. The total intrinsic value of options exercised during the year ended December 31, 2018, 2017 and 2016 was $6,071,319, $268,053 and $2,112,426, respectively.

No options were granted during the year ended December 31, 2018. The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $11.10 and $12.64, respectively. For the years ended December 31, 2017 and 2016, we estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December, 31
	2017	2016
Volatility	92.0%	61.5%
Expected term (years)	6.3	6.3
Risk-free interest rate	1.4%	1.6%
Dividend yield	0.0%	0.0%

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

•                              The market performance of comparable, publicly traded companies; and

•                              The overall economic and industry conditions and outlook.

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	252,733	$13.04
Granted	65,736	$23.96
Vested	(89,457)	$13.76
Cancelled	(2,511)	$16.35
Unvested at December 31, 2018	226,501	$15.89

As of December 31, 2018, we had $3,315,392 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

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

On July 17, 2017, our Board of Directors approved a modification to the Warrants. This modification extended the expiration date of the Warrants from July 17, 2017 to July 17, 2019 and revised the strike price from $8.125 to $10.05. The fair value of the amended Warrants was $2.42 per share as measured using the Black-Scholes options pricing model. Related to this modification, we recognized a $380,452 charge to earnings during the year ended December 31, 2017. This charge is included in general and administrative expense in our Statements of Operations. During the year ended December 31, 2018, 19,569 warrants were exercised. As of December 31, 2018, Warrants to purchase 162,031 shares of our common stock remained outstanding.

10 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2018	2017	2016
Interest income	$238,106	$122,575	$126,419
Realized losses on maturities of investments	(29,308)	(6,761)	(83,957)
Foreign currency exchange losses	(15,261)	(4,437)	(7,734)
Other	—	—	(2,048)
Total other income, net	$193,537	$111,377	$32,680

11 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax from 34.0 percent to 21.0 percent effective January 1, 2018. The 2017 Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes that began in 2018, including repeal of the domestic production activities deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures and additional limitations on the deductibility of executive compensation.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act.  SAB 118 provides for a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting relating to the 2017 Act under ASC 740.  In accordance with SAB 118, we must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete.  To the extent that our accounting for certain income tax effects of the 2017 Act is incomplete but we are able to determine a reasonable estimate, we must record a provisional estimate in our financial statements.  If we cannot determine a provisional estimate to be included in our financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act.

The following table presents the impact of the 2017 Act as an increase (decrease) reflected in the noted line item in the Statements of Operations and Balance Sheet:

Year Ended December 31, 2017
Reduction of U.S. Corporate Tax Rate
Provision for income tax expense	$473,899
Effective tax rate	33.9%

As of December 31, 2017
Reduction of U.S. Corporate Tax Rate
Deferred income taxes, net	$(473,899)

During 2018, we completed our accounting for the income tax effects of the 2017 Act and no material adjustments were required to the provisional amounting initially recorded.

The changes to existing tax laws as a result of the 2017 Act, which we believe have the most significant impact on our federal income taxes is the reduction of the U.S. corporate income tax rate. We measure deferred tax assets and deferred tax liabilities using the enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, our deferred tax assets and deferred tax liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34.0 percent to 21.0 percent, resulting in a $473,899 increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease in net deferred tax assets as of December 31, 2017.

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Current taxes:
U.S. federal	$740	$862,725	$3,674,645
State	37,547	186,993	634,453
Total current tax expense	38,287	1,049,718	4,309,098
Deferred taxes:
U.S. federal	(128,905)	(92,788)	(509,404)
State	(15,525)	(60,308)	(61,505)
Total deferred tax benefit	(144,430)	(153,096)	(570,909)
Provision for income tax (benefit) expense	$(106,143)	$896,622	$3,738,189

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	As of December 31,
	2018	2017
Deferred income tax assets (liabilities):
Stock compensation	$927,282	$985,261
Deferred revenue	499,307	405,264
Reserves and allowances	197,355	165,014
Research and development credits carryforward	43,391	—
Net operating loss carryforward	26,767	—
Other, net	5,869	20,990
Reserves and allowances	—	(10,968)
Depreciation and amortization	(611,269)	(615,186)
Total deferred income taxes, net	$1,088,702	$950,375

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	34.0%	34.0%
Tax Cuts and Jobs Act	—	33.9	—
Tax (windfalls) deficiencies on exercise and vesting of equity awards	(21.8)	5.4	—
Stock compensation expense	(0.2)	5.3	(0.8)
State taxes, net of federal benefit	(0.1)	5.1	4.2
Permanent items	0.5	4.4	0.4
Provision to return adjustments	(0.3)	(9.5)	0.2
Domestic production activities deduction	—	(7.2)	(2.9)
Research and development credits	(0.8)	(7.2)	(1.0)
Effective rate	(1.7)%	64.2%	34.1%

As of December 31, 2018 and December 31, 2017, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service (“IRS”). During the year ended December 31, 2018, the IRS examined our 2016 Federal Income Tax Return and concluded that no adjustments were necessary. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2015 and subsequent years and various other U.S. state income taxes for 2014 and subsequent years.

12 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $293,669, $232,129 and $259,731, respectively, for the years ended December 31, 2018, 2017 and 2016. Employer contributions vest immediately.

13 — Commitments and Contingencies

Leases. We have entered into noncancelable operating leases for our facilities.

In January 2014, we entered into a lease, commencing July 1, 2014, for a new facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our president and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The term of the lease expires on May 31, 2019. The lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $418,772, $409,378 and $405,081, respectively. Minimum lease payments for each of our operating leases are even throughout their respective lease term.

Future minimum lease payments under noncancelable operating leases as of December 31, 2018 are as follows:

Operating Leases
2019	$170,664
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total minimum lease payments	$170,664

Purchase commitments. We had various purchase orders for goods or services totaling approximately $2,674,691 at December 31, 2018. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2018.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

14 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2018, there was no preferred stock issued or outstanding.

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

Redemption. The Common Stock is not redeemable.

Share Repurchase

On April 27, 2017 (the “Authorization Date”), our Board of Directors approved a share repurchase program, authorizing the repurchase of up to $8.0 million of our common stock through April 28, 2018. During the program period, we used $1,818,541 to acquire 209,922 shares of our common stock. We retired to treasury all of the repurchased shares.

In January 2016, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on January 28, 2016 and expired on January 28, 2017. During the program period, we used $9,969,468 to acquire 569,213 shares of our common stock. We retired to treasury all of the repurchased shares.

15 — Subsequent Events

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued a temporary EC Certificate that excludes our 3880 patient vital signs monitoring system. This temporary EC Certificate extends through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark. We are addressing the technical non-conformity, but there can be no assurance that these efforts will be successful.