Form 10-Q
period 2019-03-31
IRADIMED CORP
filed 2019-05-08
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.0001	IRMD	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

The registrant had 11,157,222 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2019.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,684,457	$28,027,688
Accounts receivable, net of allowance for doubtful accounts of $63,894 as of March 31, 2019 and $42,443 as of December 31, 2018	5,328,550	4,209,992
Investments	5,746,888	6,349,915
Inventory, net	4,231,504	4,059,443
Prepaid expenses and other current assets	783,170	526,787
Prepaid income taxes	1,665,986	1,367,892
Total current assets	47,440,555	44,541,717
Property and equipment, net	1,902,045	1,869,561
Intangible assets, net	819,752	832,519
Operating lease right-of-use asset	3,127,278	—
Deferred income taxes, net	1,017,049	1,088,702
Other assets	106,536	109,759
Total assets	$54,413,215	$48,442,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,180,598	$772,470
Accrued payroll and benefits	1,423,967	1,802,321
Other accrued taxes	86,168	133,000
Warranty reserve	74,183	74,524
Deferred revenue	1,902,175	1,798,784
Current portion of operating lease liability	230,271	—
Other current liability	108,421	108,421
Total current liabilities	5,005,783	4,689,520
Deferred revenue	1,864,348	1,807,005
Operating lease liability, less current portion	2,897,007	—
Total liabilities	9,767,138	6,496,525
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,144,196 shares issued and outstanding as of March 31, 2019 and 10,989,111 shares issued and outstanding as of December 31, 2018	1,114	1,099
Additional paid-in capital	16,133,905	15,317,335
Retained earnings	28,515,056	26,669,491
Accumulated other comprehensive loss	(3,998)	(42,192)
Total stockholders’ equity	44,646,077	41,945,733
Total liabilities and stockholders’ equity	$54,413,215	$48,442,258

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$8,437,593	$7,108,151
Cost of revenue	2,047,827	1,691,535
Gross profit	6,389,766	5,416,616
Operating expenses:
General and administrative	2,412,696	2,303,532
Sales and marketing	2,110,652	1,645,936
Research and development	352,573	379,826
Total operating expenses	4,875,921	4,329,294
Income from operations	1,513,845	1,087,322
Other income, net	92,574	40,072
Income before provision for income taxes	1,606,419	1,127,394
Provision for income tax (benefit) expense	(239,146)	286,198
Net income	$1,845,565	$841,196
Net income per share:
Basic	$0.17	$0.08
Diluted	$0.15	$0.07
Weighted average shares outstanding:
Basic	11,029,639	10,608,387
Diluted	12,227,696	11,879,889

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$1,845,565	$841,196
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $11,656 and $(14,128), respectively	35,317	(42,651)
Realized loss on available-for-sale securities reclassified to net income, net of tax (benefit) expense of $(949) and $86, respectively	2,877	(429)
Other comprehensive income (loss)	38,194	(43,080)
Comprehensive income	$1,883,759	$798,116

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2019:

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	1,845,565	—	1,845,565
Other comprehensive income	—	—	—	—	38,194	38,194
Stock-based compensation	—	—	382,353	—	—	382,353
Net share settlement of restricted stock units	4,322	—	(22,507)	—	—	(22,507)
Exercise of stock options	150,763	15	456,724	—	—	456,739
Balances, March 31, 2019	11,144,196	$1,114	$16,133,905	$28,515,056	$(3,998)	$44,646,077

For the Three Months Ended March 31, 2018:

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2017	10,596,566	$1,060	$12,623,181	$20,355,545	$(48,909)	$32,930,877
Net income	—	—	—	841,196	—	841,196
Other comprehensive loss	—	—	—	—	(43,080)	(43,080)
Stock-based compensation	—	—	416,327	—	—	416,327
Net share settlement of restricted stock units	3,163	—	(4,376)	—	—	(4,376)
Exercise of stock options	22,313	2	95,922	—	—	95,924
Cumulative effect from adoption of accounting standard update	—	—	—	10,496	(10,496)	—
Balances, March 31, 2018	10,622,042	$1,062	$13,131,054	$21,207,237	$(102,485)	$34,236,868

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$1,845,565	$841,196
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	21,450	8,842
Change in provision for excess and obsolete inventory	120,529	61,011
Depreciation and amortization	387,081	427,747
Stock-based compensation	382,353	416,327
Deferred income taxes, net	59,048	(123,689)
Loss (gain) on maturities of investments	3,826	(550)
Changes in operating assets and liabilities:
Accounts receivable	(1,140,008)	490,147
Inventory	(333,546)	(155,234)
Prepaid expenses and other current assets	(665,862)	(254,051)
Other assets	(4,891)	(18,185)
Accounts payable	375,202	(80,631)
Accrued payroll and benefits	(378,354)	(331,790)
Other accrued taxes	(46,832)	(75,365)
Warranty reserve	(341)	10,414
Deferred revenue	338,078	(42,344)
Prepaid income taxes, net of accrued income taxes	(298,094)	410,045
Net cash provided by operating activities	665,204	1,583,890
Investing activities:
Proceeds from maturity of investments	650,000	250,000
Purchases of property and equipment	(82,943)	(37,983)
Capitalized intangible assets	(9,724)	(298)
Net cash provided by investing activities	557,333	211,719
Financing activities:
Proceeds from exercises of stock options and underwriters’ warrants	456,739	95,924
Taxes paid related to the net share settlement of equity awards	(22,507)	(4,376)
Net cash provided by financing activities	434,232	91,548
Net increase in cash and cash equivalents	1,656,769	1,887,157
Cash and cash equivalents, beginning of period	28,027,688	18,205,976
Cash and cash equivalents, end of period	$29,684,457	$20,093,133
Supplemental disclosure of cash flow information:
Right-of-use asset recognized in exchange for new lease obligation	$3,182,724	$—
Operating and short-term lease payments recorded within cash flow from operating activities	$106,659	$101,505

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of March 31, 2019, the Warning Letter remains open.

CE Mark for 3880 Patient Vital Signs Monitoring System

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

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of March 31, 2019, one domestic customer accounted for approximately 16.2% of accounts receivable.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by all leases not considered short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying assets under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis.

We adopted this update on January 1, 2019 and, as part of that process, made the following elections:

•                  We elected to use the hindsight practical expedient.

•                  We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.

•                  In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. We elected this transition method, and as a result, did not adjust comparative period financial information or make the newly required lease disclosures for periods before the effective date.

•                  We elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

•                  We elected to not separate lease and nonlease components, for all leases.

•                  We did not elect the land easement practical expedient.

The impact of Topic 842 on our Balance Sheet beginning January 1, 2019 was through the recognition of an operating lease right-of-use asset and operating lease liability. Amounts recognized at January 1, 2109 for operating leases were as follows:

January 1, 2019
Operating lease right-of-use asset	$3,182,724
Current portion of operating lease liability	$226,852
Operating lease liability, less current portion	$2,955,872

There was no impact to our Condensed Statements of Operations, Condensed Statements of Cash Flows or beginning retained earnings related to the adoption of Topic 842.

Recently Issued Accounting Pronouncements to be Implemented

In August 2018, the FASB issued ASU 2018-03, Fair Value Measurement (Topic 820). This update modifies disclosure requirements related to fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The ASU also allows for early adoption of any removed or modified disclosures upon issuance of this ASU, while delaying adoption of the additional disclosures until their effective date. We do not expect the adoption of this guidance will have a material impact upon our footnote disclosures.

In June 2016, the FASB issued 2016-03, Financial Instruments — Credit Losses (Topic 326). This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, for available-for-sale debt securities, this ASU replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct writedown of the security, when a valuation decline is determined to be other-than-temporary. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Companies may choose to adopt this ASU as of its fiscal year beginning after December 15, 2018. We did not early adopt this standard. We do not believe this ASU will have a material impact on our financial condition or statements of operations.

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
United States	$7,073,735	$5,977,107
International	1,363,858	1,131,044
Total revenue	$8,437,593	$7,108,151

Revenue information by type is as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Devices:
MRI compatible IV infusion pump system	$4,192,754	$3,625,622
MRI compatible patient vital signs monitoring systems	1,766,608	1,203,856
Total Devices revenue	5,959,362	4,829,478
Disposables and services	2,036,674	1,939,091
Amortization of extended warranty agreements	441,557	339,582
Total revenue	$8,437,593	$7,108,151

Contract Liabilities

Our contract liabilities consist of:

	March 31, 2019	December 31, 2018
	(unaudited)
Advance payments from customers	$51,991	$180,425
Shipments in-transit	177,344	9,582
Extended warranty agreements	3,537,188	3,415,782
Total	$3,766,523	$3,605,789

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	813,298
Decreases due to recognition of revenue	(652,564)
Contract liabilities, March 31, 2019	$3,766,523

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	549,032
Decreases due to recognition of revenue	(591,376)
Contract liabilities, March 31, 2018	$3,578,912

Capitalized Contract Costs

Our capitalized contract costs consist of:

	March 31, 2019	December 31, 2018
	(unaudited)
Capitalized contract costs	$186,140	$181,248

Expense for the three months ended March 31, 2019 and 2018 related to the amortization of capitalized contract costs were immaterial to our financial statements.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net income	$1,845,565	$841,196
Weighted-average shares outstanding — Basic	11,029,639	10,608,387
Effect of dilutive securities:
Underwriters’ warrants	99,814	53,434
Stock options	996,303	1,155,708
Restricted stock units	101,940	62,360
Weighted-average shares outstanding — Diluted	12,227,696	11,879,889
Basic net income per share	$0.17	$0.08
Diluted net income per share	$0.15	$0.07

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Anti-dilutive stock options, restricted stock units and warrants	7,123	64,382

4 — Inventory

Inventory consists of:

	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials	$3,570,874	$3,408,158
Work in process	252,829	305,562
Finished goods	652,878	557,566
Inventory before allowance for excess and obsolete	4,476,581	4,271,286
Allowance for excess and obsolete	(245,077)	(211,843)
Total	$4,231,504	$4,059,443

5 — Property and Equipment

Property and equipment consist of:

	March 31, 2019	December 31, 2018
	(unaudited)
Computer software and hardware	$593,347	$555,292
Furniture and fixtures	978,152	901,415
Leasehold improvements	209,226	202,026
Machinery and equipment	2,193,486	2,184,015
Tooling in-process	83,625	58,263
	4,057,836	3,901,011
Accumulated depreciation	(2,155,791)	(2,031,450)
Total	$1,902,045	$1,869,561

Depreciation expense of property and equipment was $124,341 and $109,371 for the three months ended March 31, 2019 and 2018, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
United States	$1,474,529	$1,439,545
International	427,516	430,016
Total property and equipment, net	$1,902,045	$1,869,561

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2019	December 31, 2018
	(unaudited)
Patents — in use	$304,270	$304,270
Patents — in process	76,990	73,164
Internally developed software — in use	867,569	867,569
Internally developed software — in process	19,621	13,723
Trademarks	23,017	23,017
	1,291,467	1,281,743
Accumulated amortization	(471,715)	(449,224)
Total	$819,752	$832,519

Amortization expense of intangible assets was $22,491 and $21,860 for the three months ended March 31, 2019 and 2018, respectively.

Expected annual amortization expense for the remaining portion of 2019 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months ending December 31, 2019	$67,472
2020	89,963
2021	89,963
2022	89,392
2023	88,740
2024	88,439

7 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$4,833,819	$1,100	$14,367	$4,820,552
International corporations	918,417	7,919	—	926,336
Total	$5,752,236	$9,019	$14,367	$5,746,888

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,487,645	$—	$58,309	$5,429,336
International corporations	918,417	2,162	—	920,579
Total	$6,406,062	$2,162	$58,309	$6,349,915

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2019.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2019
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$4,820,552	$—	$4,820,552	$—
International corporations	926,336	—	926,336	—
Total	$5,746,888	$—	$5,746,888	$—

	Fair Value at December 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,429,336	$—	$5,429,336	$—
International corporations	920,579	—	920,579	—
Total	$6,349,915	$—	$6,349,915	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	35,317
Reclassification realized in net earnings	2,877
Balance at March 31, 2019	$(3,998)

Balance at December 31, 2017	$(48,909)
Losses on available-for-sale securities, net	(42,651)
Reclassification realized in net earnings	(429)
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at March 31, 2018	$(102,485)

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cost of revenue	$62,524	$68,259
General and administrative	219,705	226,771
Sales and marketing	82,131	83,616
Research and development	17,993	37,681
Total	$382,353	$416,327

As of March 31, 2019, we had $35,611 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.6 years. As of March 31, 2019, we had $2,870,751 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2019 (shares):

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,129,463	226,501
Awards granted	—	3,592
Awards exercised/vested	(150,763)	(5,200)
Awards canceled	(750)	(11,270)
Outstanding end of period	977,950	213,623

11 — Income Taxes

For the three months ended March 31, 2019, we recorded a provision for income tax benefit of $(239,146). Our effective tax rate was (14.9) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation, partially offset by U.S. state tax expense.

For the three months ended March 31, 2018, we recorded a provision for income tax expense of $286,198. Our effective tax rate was 25.4 percent and differed from the U.S. Federal statutory rate primarily due to research and development credits, partially offset by U.S. state tax expense.

As of March 31, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. The Company is subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2015 and subsequent years and various other U.S. state income taxes for 2014 and subsequent years.

12 — Leases

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate, unless the rate implicit in the lease is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate leases when it is reasonably certain that those options will be exercised.

Variable lease payments are expensed as incurred and include annual rent adjustments based on the consumer price index. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

Lease agreements with lease and nonlease components are combined as a single lease component. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term.

We have only one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. The initial term of the lease expires on May 31, 2019. Unless advance written notice of termination is timely provided, the lease will automatically renew for two successive terms of five years each beginning in 2019 and again in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five year options, resulting in a remaining lease term of 10.2 years as of March 31, 2019. This lease agreement does not contain any residual value guarantee or material restrictive convenants.

Operating lease cost recognized for the three months ended March 31, 2019 is follows in the Condensed Statements of Operations:

Cost of revenue	$46,535
General and administrative	46,044
Sales and marketing	2,605
Research and development	7,215
Total	$102,399

Lease costs for short-term leases were immaterial for the three months ended March 31, 2019.

Maturity of Operating Lease Liability as of March 31, 2019 is as follows:

Nine months ending December 31, 2019	$307,197
2020	409,596
2021	409,596
2022	409,596
2023	409,596
Thereafter	2,218,646
Total lease payments	4,164,227
Imputed interest	(1,036,949)
Present value of lease liability	$3,127,278

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

Undiscounted future minimum lease payments under noncancelable operating leases as of December 31, 2018 as determined prior to the adoption of ASC 842 are as follows:

2019	$170,664
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total minimum lease payments	$170,664

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $2,920,468 and $2,674,691 as of March 31, 2019 and December 31, 2018, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; non-invasive blood pressure; invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of March 31, 2019, the Warning Letter remains open.

CE Mark for 3880 Patient Vital Signs Monitoring System

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

Financial Highlights and Outlook

Our revenue increased $1.3 million, or 18.7 percent, to $8.4 million for the first quarter ended March 31, 2019, compared to $7.1 million for the first quarter last year. Net income was $1.8 million, or $0.15 per diluted share in the first quarter ended March 31, 2019, compared to net income of $0.8 million, or $0.07 per diluted share in the first quarter last year.

For the remainder of 2019, we expect our revenues to increase when compared to same period in 2018 due to higher sales of our medical devices and related accessories, disposables and services through the continued execution of our critical care strategy and headcount growth of our sales team. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our MRI compatible IV pump and patient monitoring solutions and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients.

We expect higher full year 2019 operating expenses compared to 2018 due primarily to higher sales and marketing expenses.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2019.

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

	Percent of Revenue Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	24.3	23.8
Gross profit	75.7	76.2
Operating expenses:
General and administrative	28.6	32.4
Sales and marketing	25.0	23.2
Research and development	4.2	5.3
Total operating expenses	57.8	60.9
Income from operations	17.9	15.3
Other income, net	1.1	0.6
Income before provision for income taxes	19.0	15.9
Provision for income tax (benefit) expense	(2.8)	4.0
Net income	21.9%	11.8%

Three Months Ended March 31, 2019 and 2018

Revenue by Geographic Region

	Three Months Ended March 31,
	2019	2018	Change
United States	$7,073,735	$5,977,107	18.3%
International	1,363,858	1,131,044	20.6%
Total revenue	$8,437,593	$7,108,151	18.7%

Revenue by Type

	Three Months Ended March 31,
	2019	2018	Change
Devices:
IV infusion pump system	$4,192,754	$3,625,622	15.6%
Patient monitoring systems	1,766,608	1,203,856	46.7%
Total Devices revenue	5,959,362	4,829,478	23.4%
Disposables and services	2,036,674	1,939,091	5.0%
Amortization of extended maintenance contracts	441,557	339,582	30.0%
Total revenue	$8,437,593	$7,108,151	18.7%

For the three months ended March 31, 2019, revenue increased $1.3 million, or 18.7 percent, to $8.4 million from $7.1 million for the same period in 2018.

The average selling price of our MRI compatible IV infusion pump system during the three months ended March 31, 2019 was approximately $35,800, compared to $33,300 for the same period in 2018. The increase in ASP relates to a favorable geographic and product sales mix when compared to the same period in 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended March 31, 2019 was approximately $37,400, compared to $36,300 for the same period in 2018. The increase in ASP primarily relates to favorable product sales mix when compared to the same period in 2018.

Revenue from sales in the U.S. increased $1.1 million, or 18.3 percent, to $7.1 million from $6.0 million for the same period in 2018. Revenue from sales internationally increased $0.3 million, or 20.6 percent, to $1.4 million for the three months ended March 31, 2019, from $1.1 million for the same period in 2018. Domestic sales accounted for 83.8 percent of revenue in the first quarter 2019, compared to 84.1 percent in the first quarter 2018.

Revenue from sales of devices increased $1.2 million, or 23.4 percent, to $6.0 million from $4.8 million for the same period in 2018. Revenue from sales of our disposables and services increased $0.1 million, or 5.0 percent, to $2.0 million from $1.9 million for the same period in 2018. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 30.0%, to $0.4 million from $0.3 million for the same period in 2018.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2019	2018
Revenue	$8,437,593	$7,108,151
Cost of revenue	2,047,827	1,691,535
Gross profit	$6,389,766	$5,416,616
Gross profit percentage	75.7%	76.2%

For the three months ended March 31, 2019, cost of revenue increased $0.3 million, or 21.1 percent, to $2.0 million from $1.7 million for the same period in 2018. Gross profit increased $1.0 million, or 18.0 percent, to $6.4 million for the first quarter 2019 from $5.4 million for the same period in 2018. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 75.7 percent for first quarter 2019, compared to 76.2 percent for the first quarter 2018. This decrease is primarily due to unfavorable inventory costing adjustments, partially offset by higher average selling prices of devices.

Operating Expenses

	Three Months Ended March 31,
	2019	2018
General and administrative	$2,412,696	$2,303,532
Percentage of revenue	28.6%	32.4%
Sales and marketing	$2,110,652	$1,645,936
Percentage of revenue	25.0%	23.2%
Research and development	$352,573	$379,826
Percentage of revenue	4.2%	5.3%

General and Administrative

For the three months ended March 31, 2019, general and administrative expense increased $0.1 million, or 4.7 percent, to $2.4 million from $2.3 million for the same period last year. This increase is primarily due to higher corporate franchise taxes and higher legal and professional expenses, partially offset by lower regulatory expenses.

Sales and Marketing

For the three months ended March 31, 2019, sales and marketing expense increased $0.5 million, or 28.2 percent, to $2.1 million from $1.6 million for the same period last year. This increase is primarily the result of higher payroll due to higher headcount and higher sales commissions due to higher sales.

Research and Development

For the three months ended March 31, 2019 and 2018, research and development expense was consistent at $0.4 million.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2019 and 2018, we reported other income of approximately $93,000 and $40,000, respectively. This increase is primarily due to higher interest income.

Income Taxes

For the three months ended March 31, 2019, we recorded a provision for income tax benefit of $(239,146). Our effective tax rate was (14.9) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation, partially offset by U.S. state tax expense.

For the three months ended March 31, 2018, we recorded a provision for income tax expense of $286,198. Our effective tax rate was 25.4 percent and differed from the U.S. Federal statutory rate primarily due to research and development credits, partially offset by U.S. state tax expense.

As of March 31, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of March 31, 2019, we had cash, cash equivalents and investments of $35.4 million, stockholders’ equity of $44.6 million, and working capital of $42.4 million. As of December 31, 2018, we had cash and cash equivalents and investments of $34.4 million, stockholders’ equity of $41.9 million, and working capital of $39.9 million.

We believe that our current cash, cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$665,204	$1,583,890
Net cash provided by investing activities	557,333	211,719
Net cash provided by financing activities	434,232	91,548

For the three months ended March 31, 2019, cash provided by operating activities decreased $0.9 million to $0.7 million, compared to $1.6 million for the same period in 2018. This decrease was primarily the result of lower cash inflows from accounts receivable, partially offset by higher net income and deferred revenue.

Cash provided by investing activities increased $0.4 million to $0.6 million for the three months ended March 31, 2019, compared to $0.2 million for the same period in 2018. This increase primarily relates to higher maturities of investments in the three months ended March 31, 2019 compared to the same period in 2018.

Cash provided by financing activities increased $0.3 million to $0.4 million for the three months ended March 31, 2019, compared to $0.1 million for the same period in 2018. This increase primarily relates to cash received from the exercise of stock options.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. As of March 31, 2019, one domestic customer accounted for approximately 16.2% of accounts receivable.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2019. We had no other off-balance sheet arrangements during the three months ended March 31, 2019 or for the year ended December 31, 2018 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2019 and 2018.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2019, we had $5.7 million in corporate bonds, with $3.0 million maturing in less than 1 year, $2.2 million maturing between 1 and 3 years and $0.5 million maturing between 3 and 5 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2019, we expect the corresponding change in fair value of our investments would be approximately $71,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2019. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. Our decline in operating results during 2017 limited our generation of capital resources and that situation could return if we are unable to continue to increase revenues or adjust our costs appropriately to changes in revenue. Further, future new product launches may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Political and economic uncertainty arising from the outcome of the United Kingdom’s referendum on its membership in the European Union could adversely affect our business and results of operations.

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations. To attempt to reduce the impact of a potential Brexit on our ability to sell our products in the EU, we have changed from a UK-based notified body, UL International Ltd. (“UL”), to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) based in Warsaw, Poland.

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

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S., including the EU. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our strategy, we plan to seek approvals for new MRI compatible products. The process of obtaining approvals, particularly from the FDA, is costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

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

•                              political instability and actual or anticipated military or political conflicts, including instability related to war and terrorist attacks and to political matters such as Brexit;

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of March 31, 2019, the Safety Alert remains open.

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of March 31, 2019, the Warning Letter remains open.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document
10.1 †	Amendment Agreement to Supply Agreement between the Registant and Fukoku Co., Ltd. entered into on March 26, 2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†                                         Certain confidential information contained in the Amendment Agreement to Supply Agreement, marked by asterisks, has been omitted because the information is (i) not material and (ii) would be competitively harmful if disclosed.

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

IRADIMED CORPORATION

Dated: May 8, 2019	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)