Form 10-Q
period 2019-06-30
IRADIMED CORP
filed 2019-08-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

The registrant had 11,369,507 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2019.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,421,994	$28,027,688
Accounts receivable, net of allowance for doubtful accounts of $57,567 as of June 30, 2019 and $42,443 as of December 31, 2018	5,877,393	4,209,992
Investments	5,382,861	6,349,915
Inventory, net	4,368,651	4,059,443
Prepaid expenses and other current assets	637,106	526,787
Prepaid income taxes	1,289,526	1,367,892
Total current assets	49,977,531	44,541,717
Property and equipment, net	1,830,194	1,869,561
Intangible assets, net	821,937	832,519
Operating lease right-of-use asset	3,070,996	—
Deferred income taxes, net	1,031,863	1,088,702
Other assets	112,455	109,759
Total assets	$56,844,976	$48,442,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974,747	$772,470
Accrued payroll and benefits	1,559,277	1,802,321
Other accrued taxes	52,549	133,000
Warranty reserve	75,057	74,524
Deferred revenue	1,853,403	1,798,784
Current portion of operating lease liability	233,743	—
Other current liability	108,421	108,421
Total current liabilities	4,857,197	4,689,520
Deferred revenue	2,002,104	1,807,005
Operating lease liability, less current portion	2,837,253	—
Total liabilities	9,696,554	6,496,525
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,196,402 shares issued and outstanding as of June 30, 2019 and 10,989,111 shares issued and outstanding as of December 31, 2018	1,120	1,099
Additional paid-in capital	16,520,138	15,317,335
Retained earnings	30,603,897	26,669,491
Accumulated other comprehensive income (loss)	23,267	(42,192)
Total stockholders’ equity	47,148,422	41,945,733
Total liabilities and stockholders’ equity	$56,844,976	$48,442,258

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$9,225,596	$7,376,785	$17,663,189	$14,484,936
Cost of revenue	1,858,288	1,710,890	3,906,115	3,402,425
Gross profit	7,367,308	5,665,895	13,757,074	11,082,511
Operating expenses:
General and administrative	2,460,372	2,078,356	4,873,068	4,381,888
Sales and marketing	2,199,823	1,516,044	4,310,475	3,161,980
Research and development	331,310	395,988	683,883	775,814
Total operating expenses	4,991,505	3,990,388	9,867,426	8,319,682
Income from operations	2,375,803	1,675,507	3,889,648	2,762,829
Other income, net	78,025	27,838	170,599	67,910
Income before provision for income taxes	2,453,828	1,703,345	4,060,247	2,830,739
Provision for income tax expense	364,987	348,377	125,841	634,575
Net income	$2,088,841	$1,354,968	$3,934,406	$2,196,164
Net income per share:
Basic	$0.19	$0.13	$0.35	$0.21
Diluted	$0.17	$0.11	$0.32	$0.18
Weighted average shares outstanding:
Basic	11,163,506	10,651,619	11,096,942	10,630,123
Diluted	12,226,660	12,011,475	12,227,949	11,953,486

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,088,841	$1,354,968	$3,934,406	$2,196,164
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $8,671 and $1,115 for the three months ended June 30, 2019 and 2018, respectively, and $20,327 and $(13,013) for the six months ended June 30, 2019 and 2018, respectively	27,301	3,905	62,618	(38,746)
Realized (gain) loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $12 and $(588) for the three months ended June 30, 2019 and 2018, respectively, and $(937) and $(502) for the six months ended June 30, 2019 and 2018, respectively	(36)	1,256	2,841	827
Other comprehensive income (loss)	27,265	5,161	65,459	(37,919)
Comprehensive income	$2,116,106	$1,360,129	$3,999,865	$2,158,245

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Common stock:
Balance at beginning of period	$1,114	$1,062	$1,099	$1,060
Net share settlement of restricted stock units	3	2	3	2
Exercise of stock options and warrants	3	3	18	5
Balance at end of period	1,120	1,067	1,120	1,067

Additional paid-in capital:
Balance at beginning of period	16,133,905	13,131,054	15,317,335	12,623,181
Stock compensation expense	468,436	442,081	850,789	858,408
Net share settlement of restricted stock units	(125,708)	(11,222)	(148,215)	(15,598)
Exercise of stock options and warrants	43,505	139,153	500,229	235,075
Balance at end of period	16,520,138	13,701,066	16,520,138	13,701,066

Retained earnings:
Balance at beginning of period	28,515,056	21,207,237	26,669,491	20,355,545
Net income	2,088,841	1,354,968	3,934,406	2,196,164
Cumulative effect from adoption of accounting standard update	—	—	—	10,496
Balance at end of period	30,603,897	22,562,205	30,603,897	22,562,205

Accumulated other comprehensive income (loss):
Balance at beginning of period	(3,998)	(102,485)	(42,192)	(48,909)
Other comprehensive income (loss)	27,265	5,161	65,459	(37,919)
Cumulative effect of adoption of accounting standard update	—	—	—	(10,496)
Balance at end of period	23,267	(97,324)	23,267	(97,324)

Total stockholders’ equity	$47,148,422	$36,167,014	$47,148,422	$36,167,014

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$3,934,406	$2,196,164
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	15,124	12,137
Change in provision for excess and obsolete inventory	115,600	73,581
Depreciation and amortization	672,676	830,163
Stock-based compensation	850,789	858,408
Deferred income taxes, net	35,574	(167,401)
Loss on maturities of investments	3,778	1,100
Changes in operating assets and liabilities:
Accounts receivable	(1,682,525)	(214,896)
Inventory	(494,108)	(300,990)
Prepaid expenses and other current assets	(600,485)	(849,413)
Other assets	(10,830)	(20,316)
Accounts payable	178,912	(56,199)
Accrued payroll and benefits	(243,044)	(175,946)
Other accrued taxes	(80,451)	(46,810)
Warranty reserve	533	(262)
Deferred revenue	371,317	527,305
Prepaid income taxes, net of accrued income taxes	78,366	439,084
Net cash provided by operating activities	3,145,632	3,105,709
Investing activities:
Purchases of investments	—	(918,417)
Proceeds from maturity of investments	1,050,000	830,000
Purchases of property and equipment	(118,962)	(105,328)
Capitalized intangible assets	(34,399)	(6,545)
Net cash provided by (used in) investing activities	896,639	(200,290)
Financing activities:
Proceeds from exercises of stock options	500,247	235,080
Taxes paid related to the net share settlement of equity awards	(148,212)	(15,596)
Net cash provided by financing activities	352,035	219,484
Net increase in cash and cash equivalents	4,394,306	3,124,903
Cash and cash equivalents, beginning of period	28,027,688	18,205,976
Cash and cash equivalents, end of period	$32,421,994	$21,330,879
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$363,050
Right-of-use asset recognized in exchange for new lease obligation	$3,182,724	$—
Operating and short-term lease payments recorded within cash flow from operating activities	$213,336	$205,448

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of June 30, 2019, the Warning Letter remains open.

CE Mark for Products

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued temporary EC Certificates that include our MRI compatible IV infusion pump system and related IV tubing sets and excludes our 3880 patient vital signs monitoring system. These temporary EC Certificates extended through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark.

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they have transferred our EC Certificates to PCBC and we are currently awaiting PCBC to process the transfer and re-issue new EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term. We expect to receive these renewed EC Certificates from PCBC before the end of August 2019.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark near the beginning of our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

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

In June 2016, the FASB issued 2016-03, Financial Instruments — Credit Losses (Topic 326). This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, for available-for-sale debt securities, this ASU replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Companies may choose to adopt this ASU as of its fiscal year beginning after December 15, 2018. We did not early adopt this standard. We do not believe this ASU will have a material impact on our financial condition or statements of operations.

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
United States	$7,561,054	$5,732,044	$14,634,788	$11,709,151
International	1,664,542	1,644,741	3,028,401	2,775,785
Total revenue	$9,225,596	$7,376,785	$17,663,189	$14,484,936

Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$4,550,542	$3,590,538	$8,743,296	$7,216,160
MRI Compatible Patient Vital Signs Monitoring Systems	1,891,031	1,505,518	3,657,639	2,709,374
Total Devices Revenue	6,441,573	5,096,056	12,400,935	9,925,534
Disposables and Services	2,313,755	1,909,043	4,350,428	3,848,134
Amortization of extended warranty agreements	470,268	371,686	911,826	711,268
Total revenue	$9,225,596	$7,376,785	$17,663,189	$14,484,936

Contract Liabilities

Our contract liabilities consist of:

	June 30, 2019	December 31, 2018
	(unaudited)
Advance payments from customers	$75,830	$180,425
Shipments in-transit	121,599	9,582
Extended warranty agreements	3,658,078	3,415,782
Total	$3,855,507	$3,605,789

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	1,646,638
Decreases due to recognition of revenue	(1,396,920)
Contract liabilities, June 30, 2019	$3,855,507

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	1,314,024
Decreases due to recognition of revenue	(1,008,979)
Contract liabilities, June 30, 2018	$3,926,301

Capitalized Contract Costs

Our capitalized contract costs consist of:

	June 30, 2019	December 31, 2018
	(unaudited)
Capitalized contract costs	$192,078	$181,248

Expense for the three and six months ended June 30, 2019 and 2018 related to the amortization of capitalized contract costs were immaterial to our financial statements.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$2,088,841	$1,354,968	$3,934,406	$2,196,164
Weighted-average shares outstanding — Basic	11,163,506	10,651,619	11,096,942	10,630,123
Effect of dilutive securities:
Underwriters’ warrants	92,898	78,351	96,482	67,533
Stock Options	880,908	1,186,412	938,135	1,174,362
Restricted Stock Units	89,348	95,093	96,390	81,468
Weighted-average shares outstanding — Diluted	12,226,660	12,011,475	12,227,949	11,953,486
Basic net income per share	$0.19	$0.13	$0.35	$0.21
Diluted net income per share	$0.17	$0.11	$0.32	$0.18

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	6,639	44,123	6,895	46,039

4 — Inventory

Inventory consists of:

	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$3,361,192	$3,408,158
Work in process	364,884	305,562
Finished goods	878,658	557,566
Inventory before allowance for excess and obsolete	4,604,734	4,271,286
Allowance for excess and obsolete	(236,083)	(211,843)
Total	$4,368,651	$4,059,443

5 — Property and Equipment

Property and equipment consist of:

	June 30, 2019	December 31, 2018
	(unaudited)
Computer software and hardware	$534,616	$555,292
Furniture and fixtures	988,229	901,415
Leasehold improvements	209,226	202,026
Machinery and equipment	2,212,349	2,184,015
Tooling in-process	91,146	58,263
	4,035,566	3,901,011
Accumulated depreciation	(2,205,372)	(2,031,450)
Total	$1,830,194	$1,869,561

Depreciation expense of property and equipment was $126,653 and $115,088 for the three months ended June 30, 2019 and 2018, respectively, and $250,994 and $224,459 for the six months ended June 30, 2019 and 2018, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
United States	$1,422,908	$1,439,545
International	407,286	430,016
Total property and equipment, net	$1,830,194	$1,869,561

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30, 2019	December 31, 2018
	(unaudited)
Patents — in use	$304,270	$304,270
Patents — in process	87,053	73,164
Internally developed software — in use	867,569	867,569
Internally developed software — in process	34,233	13,723
Trademarks	23,017	23,017
	1,316,142	1,281,743
Accumulated amortization	(494,205)	(449,224)
Total	$821,937	$832,519

Amortization expense of intangible assets was $22,490 and $22,491 for the three months ended June 30, 2019 and 2018, respectively, and $44,981 and $44,351 for the six months ended June 30, 2019 and 2018, respectively.

Expected annual amortization expense for the remaining portion of 2019 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31, 2019	$44,982
2020	89,963
2021	89,963
2022	89,392
2023	88,740
2024	88,439

7 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$4,433,867	$20,611	$1,348	$4,453,130
International corporations	918,417	11,314	—	929,731
Total	$5,352,284	$31,925	$1,348	$5,382,861

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,487,645	$—	$58,309	$5,429,336
International corporations	918,417	2,162	—	920,579
Total	$6,406,062	$2,162	$58,309	$6,349,915

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2019.

8 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at June 30, 2019
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$4,453,130	$—	$4,453,130	$—
International corporations	929,731	—	929,731	—
Total	$5,382,861	$—	$5,382,861	$—

	Fair Value at December 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,429,336	$—	$5,429,336	$—
International corporations	920,579	—	920,579	—
Total	$6,349,915	$—	$6,349,915	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2019 and 2018 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at March 31, 2019	$(3,998)
Gains on available-for-sale securities, net	27,301
Reclassification realized in net earnings	(36)
Balance at June 30, 2019	$23,267

Balance at March 31, 2018	$(102,485)
Gains on available-for-sale securities, net	3,905
Reclassification realized in net earnings	1,256
Balance at June 30, 2018	$(97,324)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019 and 2018 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	62,618
Reclassification realized in net earnings	2,841
Balance at June 30, 2019	$23,267

Balance at December 31, 2017	$(48,909)
Losses on available-for-sale securities, net	(38,746)
Reclassification realized in net earnings	827
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at June 30, 2018	$(97,324)

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cost of revenue	$58,319	$69,239	$120,843	$137,498
General and administrative	303,375	256,466	523,080	483,237
Sales and marketing	87,168	78,277	169,299	161,893
Research and development	19,574	38,099	37,567	75,780
Total	$468,436	$442,081	$850,789	$858,408

As of June 30, 2019, we had $19,208 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.4 years. As of June 30, 2019, we had $2,494,518 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2019 (shares):

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,129,463	226,501
Awards granted	—	8,780
Awards exercised/vested	(179,638)	(32,964)
Awards canceled	(750)	(13,246)
Outstanding end of period	949,075	189,071

11 — Income Taxes

For the three and six months ended June 30, 2019, we recorded a provision for income tax expense of $364,987 and $125,841, respectively. Our effective tax rate was 14.9 percent and 3.1 percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

For the three and six months ended June 30, 2018, we recorded a provision for income tax expense of $348,377 and $634,575, respectively. Our effective tax rate was 20.5 percent and 22.4 percent and differed from the U.S. Federal statutory rate primarily due to the foreign derived intangible income deduction and research and development credits, partially offset by U.S. state tax expense.

As of June 30, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

We have only one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years each beginning in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five-year options, resulting in a remaining lease term of 9.9 years as of June 30, 2019. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of revenue	$46,534	$93,069
General and administrative	46,045	92,089
Sales and marketing	2,604	5,209
Research and development	7,216	14,431
Total	$102,399	$204,798

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2019.

Maturity of Operating Lease Liability as of June 30, 2019 is as follows:

Six months ending December 31, 2019	$204,798
2020	409,596
2021	409,596
2022	409,596
2023	409,596
Thereafter	2,218,646
Total lease payments	4,061,828
Imputed interest	(990,832)
Present value of lease liability	$3,070,996

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

Undiscounted future minimum lease payments under noncancelable operating leases as of December 31, 2018 as determined prior to the adoption of ASC 842 are as follows:

2019	$170,664
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total minimum lease payments	$170,664

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $3,510,390 and $2,674,691 as of June 30, 2019 and December 31, 2018, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

We are a leader in the development of innovative magnetic resonance imaging (“MRI”) compatible medical devices. We are the only known provider of a non-magnetic intravenous (“IV”) infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

On December 15, 2016, we received FDA 510(k) clearance for our MRidium 3860+ MRI IV infusion pump system, including the DERS software feature. As of June 30, 2019, the Warning Letter remains open.

CE Mark for Products

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued temporary EC Certificates that include our MRI compatible IV infusion pump system and related IV tubing sets and excludes our 3880 patient vital signs monitoring system. These temporary EC Certificates extended through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark.

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they have transferred our EC Certificates to PCBC and we are currently awaiting PCBC to process the transfer and re-issue new EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term. We expect to receive these renewed EC Certificates from PCBC before the end of August 2019.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark near the beginning of our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

Financial Highlights and Outlook

Our revenue increased $1.8 million, or 25.1 percent, to $9.2 million for the second quarter ended June 30, 2019, compared to $7.4 million for the second quarter last year. Net income was $2.1 million, or $0.17 per diluted share in the second quarter ended June 30, 2019, compared to net income of $1.4 million, or $0.11 per diluted share in the second quarter last year.

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

We expect higher full-year 2019 operating expenses compared to 2018 due primarily to higher sales and marketing expenses.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2019.

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

	Percent of Revenue Three Months Ended June 30,		Percent of Revenue Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	20.1	23.2	22.1	23.5
Gross profit	79.9	76.8	77.9	76.5
Operating expenses:
General and administrative	26.7	28.2	27.6	30.3
Sales and marketing	23.8	20.6	24.4	21.8
Research and development	3.6	5.4	3.9	5.4
Total operating expenses	54.1	54.1	55.9	57.4
Income from operations	25.8	22.7	22.0	19.1
Other income, net	0.8	0.4	1.0	0.5
Income before provision for income taxes	26.6	23.1	23.0	19.5
Provision for income tax expense	4.0	4.7	0.7	4.4
Net income	22.6%	18.4%	22.3%	15.2%

Three and Six Months Ended June 30, 2019 and 2018

Revenue by Geographic Region

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
United States	$7,561,054	$5,732,044	31.9%	$14,634,788	$11,709,151	25.0%
International	1,664,542	1,644,741	1.2%	3,028,401	2,775,785	9.1%
Total Revenue	$9,225,596	$7,376,785	25.1%	$17,663,189	$14,484,936	21.9%

Revenue by Type

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$4,550,542	$3,590,538	26.7%	$8,743,296	$7,216,160	21.2%
MRI Compatible Patient Vital Signs Monitoring Systems	1,891,031	1,505,518	25.6%	3,657,639	2,709,374	35.0%
Total Devices Revenue	6,441,573	5,096,056	26.4%	12,400,935	9,925,534	24.9%
Disposables and Services	2,313,755	1,909,043	21.2%	4,350,428	3,848,134	13.1%
Amortization of extended warranty agreements	470,268	371,686	26.5%	911,826	711,268	28.2%
Total revenue	$9,225,596	$7,376,785	25.1%	$17,663,189	$14,484,936	21.9%

For the three months ended June 30, 2019, revenue increased $1.8 million, or 25.1 percent, to $9.2 million from $7.4 million for the same period in 2018.

The average selling price of our MRI compatible IV infusion pump system during the three months ended June 30, 2019 was approximately $35,300, compared to $29,400 for the same period in 2018. The increase in ASP relates to a favorable geographic and product sales mix when compared to the same period in 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended June 30, 2019 was approximately $32,200, compared to $34,100 for the same period in 2018. The decrease in ASP primarily relates to an unfavorable geographic sales mix when compared to the same period in 2018.

Revenue from sales in the U.S. increased $1.9 million, or 31.9 percent, to $7.6 million from $5.7 million for the same period in 2018. Revenue from sales internationally were consistent at $1.6 million for the three months ended June 30, 2019 and 2018. Domestic sales accounted for 82.0 percent of revenue in the second quarter 2019, compared to 77.7 percent in the second quarter 2018.

Revenue from sales of devices increased $1.3 million, or 26.4 percent, to $6.4 million from $5.1 million for the same period in 2018. Revenue from sales of our disposables and services increased $0.4 million, or 21.2 percent, to $2.3 million from $1.9 million for the same period in 2018. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 26.5%, to $0.5 million from $0.4 million for the same period in 2018.

For the six months ended June 30, 2019, revenue increased $3.2 million, or 21.9 percent, to $17.7 million from $14.5 million for the same period in 2018.

The average selling price of our MRI compatible IV infusion pump system during the six months ended June 30, 2019 was approximately $35,500, compared to $31,100 for the same period in 2018. The increase in ASP relates to a favorable geographic and product sales mix when compared to the same period in 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the six months ended June 30, 2019 was approximately $34,600, compared to $35,000 for the same period in 2018. The decrease in ASP primarily relates to an unfavorable geographic sales mix when compared to the same period in 2018.

Revenue from sales in the U.S. increased $2.9 million, or 25.0 percent, to $14.6 million from $11.7 million for the same period in 2018. Revenue from sales internationally increased $0.2 million, or 9.1 percent, to $3.0 million for the six months ended June 30, 2019, from $2.8 million for the same period in 2018. Domestic sales accounted for 82.9 percent of revenue for the six months ended June 30, 2019, compared to 80.8 percent for the same period in 2018.

Revenue from sales of devices increased $2.5 million, or 24.9 percent, to $12.4 million from $9.9 million for the same period in 2018. Revenue from sales of our disposables and services increased $0.6 million, or 13.1 percent, to $4.4 million from $3.8 million for the same period in 2018. Revenue from the amortization of extended maintenance contracts increased $0.2 million, or 28.2%, to $0.9 million from $0.7 million for the same period in 2018.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$9,225,596	$7,376,785	$17,663,189	$14,484,936
Cost of revenue	1,858,288	1,710,890	3,906,115	3,402,425
Gross profit	$7,367,308	$5,665,895	$13,757,074	$11,082,511
Gross profit percentage	79.9%	76.8%	77.9%	76.5%

For the three months ended June 30, 2019, cost of revenue increased $0.2 million, or 8.6 percent, to $1.9 million from $1.7 million for the same period in 2018. Gross profit increased $1.7 million, or 30.0 percent, to $7.4 million for the second quarter 2019 from $5.7 million for the same period in 2018. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 79.9 percent for second quarter 2019, compared to 76.8 percent for the second quarter 2018. This increase is primarily due to favorable overhead variances.

For the six months ended June 30, 2019, cost of revenue increased $0.5 million, or 14.8 percent, to $3.9 million from $3.4 million for the same period in 2018. Gross profit increased $2.7 million, or 24.1 percent, to $13.8 million for the six months ended June 30, 2019 from $11.1 million for the same period in 2018. The increase in cost of revenue and gross profit is primarily attributable to higher sales.

Gross profit margin was 77.9 percent for six months ended June 30, 2019, compared to 76.5 percent for the same period in 2018. This increase is primarily due to favorable overhead variances and higher average selling prices of our IV infusion pump systems.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$2,460,372	$2,078,356	$4,873,068	$4,381,888
Percentage of revenue	26.7%	28.2%	27.6%	30.3%
Sales and marketing	$2,199,823	$1,516,044	$4,310,475	$3,161,980
Percentage of revenue	23.8%	20.6%	24.4%	21.8%
Research and development	$331,310	$395,988	$683,883	$775,814
Percentage of revenue	3.6%	5.4%	3.9%	5.4%

General and Administrative

For the three months ended June 30, 2019, general and administrative expense increased $0.4 million, or 18.4 percent, to $2.5 million from $2.1 million for the same period last year. This increase is primarily due to higher legal and professional expenses and higher payroll and expenses, partially offset by lower regulatory expenses.

For the six months ended June 30, 2019, general and administrative expense increased $0.5 million, or 11.2 percent, to $4.9 million from $4.4 million for the same period last year. This increase is primarily due to higher expenses related to legal and professional costs, payroll, corporate franchise taxes and GPO administration fees, partially offset by lower regulatory expenses.

Sales and Marketing

For the three months ended June 30, 2019, sales and marketing expense increased $0.7 million, or 45.1 percent, to $2.2 million from $1.5 million for the same period last year. This increase is primarily the result of higher sales commissions and payroll expenses.

For the six months ended June 30, 2019, sales and marketing expense increased $1.1 million, or 36.3 percent, to $4.3 million from $3.2 million for the same period last year. This increase is primarily the result of higher sales commissions and payroll expenses.

Research and Development

For the three months ended June 30, 2019, research and development expense decreased $(0.1) million, or (16.3) percent, to $0.3 million from $0.4 million for the same period last year. The decrease is primarily the result of lower payroll and outside services expenses.

For the six months ended June 30, 2019, research and development expense decreased $(0.1) million, or (11.8) percent, to $0.7 million from $0.8 million for the same period last year. The decrease is primarily the result of lower payroll and stock compensation expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2019 and 2018, we reported other income of approximately $78,000 and $28,000, respectively. This increase is primarily due to higher interest income.

For the six months ended June 30, 2019 and 2018, we reported other income of approximately $171,000 and $68,000, respectively. This increase is primarily due to higher interest income.

Income Taxes

For the three and six months ended June 30, 2019, we recorded a provision for income tax expense of $364,987 and $125,841, respectively. Our effective tax rate was 14.9 percent and 3.1 percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

For the three and six months ended June 30, 2018, we recorded a provision for income tax expense of $348,377 and $634,575, respectively. Our effective tax rate was 20.5 percent and 22.4 percent and differed from the U.S. Federal statutory rate primarily due to the foreign derived intangible income deduction and research and development credits, partially offset by U.S. state tax expense.

As of June 30, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of June 30, 2019, we had cash, cash equivalents and investments of $37.8 million, stockholders’ equity of $47.1 million, and working capital of $45.1 million. As of December 31, 2018, we had cash and cash equivalents and investments of $34.4 million, stockholders’ equity of $41.9 million, and working capital of $39.9 million.

We believe that our current cash, cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in the private or public markets.

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$3,145,632	$3,105,709
Net cash provided by (used in) investing activities	896,639	(200,290)
Net cash provided by financing activities	352,035	219,484

For the six months ended June 30, 2019 and 2018, cash provided by operating activities was consistent at $3.1 million. This was primarily the result of higher net income and lower cash outflows from prepaid expenses and accounts payable, partially offset by lower cash inflows from accounts receivable.

Cash provided by investing activities increased $1.1 million to $0.9 million for the six months ended June 30, 2019, compared to cash used in investing activities of $(0.2) million for the same period in 2018. This increase primarily relates to higher maturities of investments and lower purchases of new investments in the six months ended June 30, 2019 compared to the same period in 2018.

Cash provided by financing activities increased $0.2 million to $0.4 million for the six months ended June 30, 2019, compared to $0.2 million for the same period in 2018. This increase primarily relates to cash received from the exercise of stock options.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

We leased our manufacturing and headquarters facility from Susi, LLC, an entity controlled by our President and CEO, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of June 30, 2019. We had no other off-balance sheet arrangements during the six months ended June 30, 2019 or for the year ended December 31, 2018 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2019 and 2018.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2019, we had $5.4 million in corporate bonds, with $3.1 million maturing in less than 1 year and $2.3 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2019, we expect the corresponding change in fair value of our investments would be approximately $61,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2019. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our current revenue and profitability are significantly dependent on the sale of the MRidium 3860+ MRI compatible IV infusion pump system (a Class II medical device) and the ongoing sale of disposable tubing sets and related services. Sales of the MRidium 3860+ MRI compatible IV infusion pump system have historically comprised a substantial majority of our net revenue. Although we have recently launched our marketing efforts for our new 3880 MRI compatible patient vital signs monitor in the U.S., our near-term revenue and profitability will be dependent upon our ability to successfully market and sell the MRidium 3860+ MRI compatible IV infusion pump system.

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

We rely on unaffiliated third-party suppliers for certain raw materials and components necessary for the manufacturing and operation of our products. Certain of those raw materials and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until an appropriate application amendment is approved by the regulatory agency. For example, the non-magnetic ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company.

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

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor could be slow. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we have planned for and expect. Continued sales to our existing customers are expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

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

Significant changes and volatility in most aspects of the current business environment, including financial markets, consumer behavior, speed of technological, regulatory and competitive changes, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we will endeavor to give reasonable estimates of future revenues, earnings and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for leases, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to GAAP, some of which are material to most companies, such as recent changes to revenue recognition. These changes introduce risk to our financial reporting processes due to implementation and internal control implications.

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

On January 16, 2019, we were notified by the U.K. Notified Body, UL International Ltd. (“UL”) that their recent technical file review of our 3880 MRI compatible patient vital signs monitoring system could not be completed as aspects of clinical evaluation reporting, as required by newly issued guidance from the European Union, was not acceptable, resulting in a technical non-conformity. Accordingly, UL issued temporary EC Certificates that include our MRI compatible IV infusion pump system and related IV tubing sets and excludes our 3880 patient vital signs monitoring system. These temporary EC Certificates extended through July 27, 2019. We immediately suspended shipments of our 3880 patient vital signs monitor to all markets requiring a CE Mark.

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they have transferred our EC Certificates to PCBC and we are currently awaiting PCBC to process the transfer and re-issue new EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term. We expect to receive these renewed EC Certificates from PCBC before the end of August 2019.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark near the beginning of our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert, and made available an updated instruction card for customers. As of June 30, 2019, the Safety Alert remains open.

During the July 2016 inspection, updated documents and actions implemented in response to the Warning Letter findings were reviewed, and the FDA determined that no further actions were necessary in response to the Warning Letter. As of June 30, 2019, the Warning Letter remains open.

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
10.1+

Employment Agreement Between the Registrant and Leslie McDonnell dated July 24, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 29, 2019).

10.2+

Employment Agreement Between the Registrant and Roger Susi dated July 24, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on July 29, 2019).

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

IRADIMED CORPORATION

Dated: August 7, 2019	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)