Form 10-Q
period 2019-09-30
IRADIMED CORP
filed 2019-11-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The registrant had 11,484,583 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2019.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IRADIMED CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,637,408	$28,027,688
Accounts receivable, net of allowance for doubtful accounts of $67,837 as of September 30, 2019 and $42,443 as of December 31, 2018	6,924,977	4,209,992
Investments	3,926,904	6,349,915
Inventory, net	4,351,040	4,059,443
Prepaid expenses and other current assets	566,375	526,787
Prepaid income taxes	1,106,087	1,367,892
Total current assets	55,512,791	44,541,717
Property and equipment, net	1,973,131	1,869,561
Intangible assets, net	824,959	832,519
Operating lease right-of-use asset	3,013,865	—
Deferred income taxes, net	1,038,833	1,088,702
Other assets	207,759	109,759
Total assets	$62,571,338	$48,442,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,173,930	$772,470
Accrued payroll and benefits	2,236,649	1,802,321
Other accrued taxes	84,784	133,000
Warranty reserve	77,497	74,524
Deferred revenue	1,734,799	1,798,784
Current portion of operating lease liability	237,266	—
Other current liability	108,421	108,421
Total current liabilities	5,653,346	4,689,520
Deferred revenue	2,368,495	1,807,005
Operating lease liability, less current portion	2,776,599	—
Total liabilities	10,798,440	6,496,525
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,431,467 shares issued and outstanding as of September 30, 2019 and 10,989,111 shares issued and outstanding as of December 31, 2018	1,143	1,099
Additional paid-in capital	18,683,848	15,317,335
Retained earnings	33,058,767	26,669,491
Accumulated other comprehensive income (loss)	29,140	(42,192)
Total stockholders’ equity	51,772,898	41,945,733
Total liabilities and stockholders’ equity	$62,571,338	$48,442,258

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$9,963,299	$7,614,655	$27,626,488	$22,099,591
Cost of revenue	2,168,208	1,826,716	6,074,323	5,229,141
Gross profit	7,795,091	5,787,939	21,552,165	16,870,450
Operating expenses:
General and administrative	2,609,722	2,181,839	7,482,790	6,563,727
Sales and marketing	2,297,002	1,784,418	6,607,477	4,946,398
Research and development	369,526	373,583	1,053,409	1,149,397
Total operating expenses	5,276,250	4,339,840	15,143,676	12,659,522
Income from operations	2,518,841	1,448,099	6,408,489	4,210,928
Other income, net	110,064	42,555	280,663	110,465
Income before provision for income taxes	2,628,905	1,490,654	6,689,152	4,321,393
Provision for income tax expense (benefit)	174,035	(909,619)	299,876	(275,044)
Net income	$2,454,870	$2,400,273	$6,389,276	$4,596,437
Net income per share:
Basic	$0.22	$0.22	$0.57	$0.43
Diluted	$0.20	$0.20	$0.52	$0.38
Weighted average shares outstanding:
Basic	11,369,404	10,824,421	11,188,761	10,695,601
Diluted	12,309,948	12,195,870	12,248,102	12,059,694

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,454,870	$2,400,273	$6,389,276	$4,596,437
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $4,429 and $2,299 for the three months ended September 30, 2019 and 2018, respectively, and $24,756 and $(10,714) for the nine months ended September 30, 2019 and 2018, respectively	11,615	6,566	74,233	(32,180)
Realized (gain) loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $1,895 and $(5,601) for the three months ended September 30, 2019 and 2018, respectively, and $958 and $(6,103) for the nine months ended September 30, 2019 and 2018, respectively	(5,742)	16,099	(2,901)	16,926
Other comprehensive income (loss)	5,873	22,665	71,332	(15,254)
Comprehensive income	$2,460,743	$2,422,938	$6,460,608	$4,581,183

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock:
Balance at beginning of period	$1,120	$1,067	$1,099	$1,060
Net share settlement of restricted stock units	—	—	3	2
Exercise of stock options and warrants	23	26	41	31
Balance at end of period	1,143	1,093	1,143	1,093

Additional paid-in capital:
Balance at beginning of period	16,520,138	13,701,066	15,317,335	12,623,181
Stock compensation expense	455,641	503,556	1,306,430	1,361,964
Net share settlement of restricted stock units	(1,186)	(818)	(149,401)	(16,416)
Exercise of stock options and warrants	1,709,255	999,459	2,209,484	1,234,534
Balance at end of period	18,683,848	15,203,263	18,683,848	15,203,263

Retained earnings:
Balance at beginning of period	30,603,897	22,562,205	26,669,491	20,355,545
Net income	2,454,870	2,400,273	6,389,276	4,596,437
Cumulative effect from adoption of accounting standard update	—	—	—	10,496
Balance at end of period	33,058,767	24,962,478	33,058,767	24,962,478

Accumulated other comprehensive income (loss):
Balance at beginning of period	23,267	(97,324)	(42,192)	(48,909)
Other comprehensive income (loss)	5,873	22,665	71,332	(15,254)
Cumulative effect of adoption of accounting standard update	—	—	—	(10,496)
Balance at end of period	29,140	(74,659)	29,140	(74,659)

Total stockholders’ equity	$51,772,898	$40,092,175	$51,772,898	$40,092,175

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$6,389,276	$4,596,437
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	27,532	26,146
Change in provision for excess and obsolete inventory	104,407	97,901
Depreciation and amortization	961,597	844,885
Stock-based compensation	1,306,430	1,361,964
Deferred income taxes, net	26,071	(272,056)
(Gain) loss on maturities of investments	(3,859)	22,486
Changes in operating assets and liabilities:
Accounts receivable	(2,742,517)	(1,466,476)
Inventory	(570,242)	(257,884)
Prepaid expenses and other current assets	(547,694)	(430,889)
Other assets	(150,386)	(19,833)
Accounts payable	293,810	203,918
Accrued payroll and benefits	434,328	298,646
Other accrued taxes	(48,216)	(23,221)
Warranty reserve	2,973	(20,587)
Deferred revenue	537,700	166,344
Other current liability	—	(150)
Prepaid income taxes, net of accrued income taxes	261,805	(1,293,989)
Other	859	—
Net cash provided by operating activities	6,283,874	3,833,642
Investing activities:
Purchases of investments	—	(1,124,512)
Proceeds from maturity of investments	2,522,000	1,730,000
Purchases of property and equipment	(196,369)	(150,609)
Capitalized intangible assets	(59,912)	(13,484)
Net cash provided by investing activities	2,265,719	441,395
Financing activities:
Proceeds from exercises of stock options and warrants	2,209,525	1,234,565
Taxes paid related to the net share settlement of equity awards	(149,398)	(16,414)
Net cash provided by financing activities	2,060,127	1,218,151
Net increase in cash and cash equivalents	10,609,720	5,493,188
Cash and cash equivalents, beginning of period	28,027,688	18,205,976
Cash and cash equivalents, end of period	$38,637,408	$23,699,164
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$1,291,160
Right-of-use asset recognized in exchange for new lease obligation	$3,182,724	$—
Operating and short-term lease payments recorded within cash flow from operating activities	$320,907	$355,125

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Close-Out of FDA Warning Letter

As announced on October 8, 2019, we received a close-out letter from the FDA with respect to the FDA warning letter previously received in August 2014. We received this warning letter following a routine inspection of our prior facility between April 7 and April 16, 2014. The close-out letter confirmed that all issues cited in the August 2014 warning letter have been resolved.

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

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they transferred our EC Certificates to PCBC and, in August 2019, we received renewed EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark during our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

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

Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
United States	$8,281,854	$6,099,767	$22,916,642	$17,808,918
International	1,681,445	1,514,888	4,709,846	4,290,673
Total revenue	$9,963,299	$7,614,655	$27,626,488	$22,099,591

Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$4,769,252	$3,532,670	$13,512,548	$10,748,830
MRI Compatible Patient Vital Signs Monitoring Systems	2,557,889	1,817,361	6,215,528	4,526,735
Total Devices Revenue	7,327,141	5,350,031	19,728,076	15,275,565
Disposables and Services	2,162,602	1,874,439	6,513,030	5,722,573
Amortization of extended warranty agreements	473,556	390,185	1,385,382	1,101,453
Total revenue	$9,963,299	$7,614,655	$27,626,488	$22,099,591

Contract Liabilities

Our contract liabilities consist of:

	September 30, 2019	December 31, 2018
	(unaudited)
Advance payments from customers	$40,726	$180,425
Shipments in-transit	40,195	9,582
Extended warranty agreements	4,022,373	3,415,782
Total	$4,103,294	$3,605,789

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	2,530,978
Decreases due to recognition of revenue	(2,033,473)
Contract liabilities, September 30, 2019	$4,103,294

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	1,764,735
Decreases due to recognition of revenue	(1,683,256)
Contract liabilities, September 30, 2018	$3,702,735

Capitalized Contract Costs

Our capitalized contract costs consist of:

	September 30, 2019	December 31, 2018
	(unaudited)
Capitalized contract costs	$331,633	$181,248

Expense for the three and nine months ended September 30, 2019 and 2018 related to the amortization of capitalized contract costs were immaterial to our financial statements.

3 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. See the Warrants portion of Note 10.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$2,454,870	$2,400,273	$6,389,276	$4,596,437
Weighted-average shares outstanding — Basic	11,369,404	10,824,421	11,188,761	10,695,601
Effect of dilutive securities:
Underwriters’ warrants	41,124	107,820	69,183	86,469
Stock Options	822,128	1,115,986	899,311	1,167,050
Restricted Stock Units	77,292	147,643	90,847	110,574
Weighted-average shares outstanding — Diluted	12,309,948	12,195,870	12,248,102	12,059,694
Basic net income per share	$0.22	$0.22	$0.57	$0.43
Diluted net income per share	$0.20	$0.20	$0.52	$0.38

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	117,584	10,196	14,991	39,869

4 — Inventory

Inventory consists of:

	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$3,444,132	$3,408,158
Work in process	287,274	305,562
Finished goods	836,803	557,566
Inventory before allowance for excess and obsolete	4,568,209	4,271,286
Allowance for excess and obsolete	(217,169)	(211,843)
Total	$4,351,040	$4,059,443

5 — Property and Equipment

Property and equipment consist of:

	September 30, 2019	December 31, 2018
	(unaudited)
Computer software and hardware	$562,984	$555,292
Furniture and fixtures	1,129,000	901,415
Leasehold improvements	217,893	202,026
Machinery and equipment	2,293,304	2,184,015
Tooling in-process	86,141	58,263
	4,289,322	3,901,011
Accumulated depreciation	(2,316,191)	(2,031,450)
Total	$1,973,131	$1,869,561

Depreciation expense of property and equipment was $122,834 and $121,133 for the three months ended September 30, 2019 and 2018, respectively, and $373,828 and $345,592 for the nine months ended September 30, 2019 and 2018, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
United States	$1,587,554	$1,439,545
International	385,577	430,016
Total property and equipment, net	$1,973,131	$1,869,561

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30, 2019	December 31, 2018
	(unaudited)
Patents — in use	$304,270	$304,270
Patents — in process	100,050	73,164
Internally developed software — in use	867,569	867,569
Internally developed software — in process	46,749	13,723
Trademarks	23,017	23,017
	1,341,655	1,281,743
Accumulated amortization	(516,696)	(449,224)
Total	$824,959	$832,519

Amortization expense of intangible assets was $22,491 and $22,491 for the three months ended September 30, 2019 and 2018, respectively, and $67,472 and $66,842 for the nine months ended September 30, 2019 and 2018, respectively.

Expected annual amortization expense for the remaining portion of 2019 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2019	$22,491
2020	89,963
2021	89,963
2022	89,392
2023	88,740
2024	88,439

7 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$2,969,503	$26,967	$—	$2,996,470
International corporations	918,417	12,017	—	930,434
Total	$3,887,920	$38,984	$—	$3,926,904

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,487,645	$—	$58,309	$5,429,336
International corporations	918,417	2,162	—	920,579
Total	$6,406,062	$2,162	$58,309	$6,349,915

Unrealized losses from the above investments for all periods presented are attributable to changes in interest rates. We do not believe any of these unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2019.

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at September 30, 2019
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$2,996,470	$—	$2,996,470	$—
International corporations	930,434	—	930,434	—
Total	$3,926,904	$—	$3,926,904	$—

	Fair Value at December 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,429,336	$—	$5,429,336	$—
International corporations	920,579	—	920,579	—
Total	$6,349,915	$—	$6,349,915	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

9 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2019 and 2018 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at June 30, 2019	$23,267
Gains on available-for-sale securities, net	11,615
Reclassification realized in net earnings	(5,742)
Balance at September 30, 2019	$29,140

Balance at June 30, 2018	$(97,324)
Gains on available-for-sale securities, net	6,566
Reclassification realized in net earnings	16,099
Balance at September 30, 2018	$(74,659)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2019 and 2018 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	74,233
Reclassification realized in net earnings	(2,901)
Balance at September 30, 2019	$29,140

Balance at December 31, 2017	$(48,909)
Losses on available-for-sale securities, net	(32,180)
Reclassification realized in net earnings	16,926
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at September 30, 2018	$(74,659)

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cost of revenue	$67,452	$70,000	$188,295	$207,498
General and administrative	279,125	312,043	802,205	795,280
Sales and marketing	89,274	82,994	258,573	244,887
Research and development	19,790	38,519	57,357	114,299
Total	$455,641	$503,556	$1,306,430	$1,361,964

As of September 30, 2019, we had $581,768 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.8 years. As of September 30, 2019, we had $4,138,350 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2019 (shares):

	Stock Options	Restricted Stock Units
Outstanding beginning of period	1,129,463	226,501
Awards granted	50,000	106,823
Awards exercised/vested	(252,551)	(33,144)
Awards canceled	(750)	(13,246)
Outstanding end of period	926,162	286,934

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 was $11.84.

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

During the three months ended September 30, 2019, 162,031 warrants were exercised. As of September 30, 2019, no Warrants remained outstanding.

11 — Income Taxes

For the three and nine months ended September 30, 2019, we recorded a provision for income tax expense of $174,035 and $299,876, respectively. Our effective tax rate was 6.6 percent and 4.5 percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

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

As of September 30, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

We have only one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our Chairman of the Board and Chief Technology Officer, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years each beginning in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five-year options, resulting in a remaining lease term of 9.7 years as of September 30, 2019. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of revenue	$46,535	$139,604
General and administrative	46,044	138,133
Sales and marketing	2,604	7,813
Research and development	7,215	21,646
Total	$102,398	$307,196

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2019.

Maturity of Operating Lease Liability as of September 30, 2019 is as follows:

Three months ending December 31, 2019	$102,399
2020	409,596
2021	409,596
2022	409,596
2023	409,596
Thereafter	2,218,646
Total lease payments	3,959,429
Imputed interest	(945,564)
Present value of lease liability	$3,013,865

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

Undiscounted future minimum lease payments under noncancelable operating leases as of December 31, 2018 as determined prior to the adoption of ASC 842 are as follows:

2019	$170,664
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total minimum lease payments	$170,664

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $3,172,831 and $2,674,691 as of September 30, 2019 and December 31, 2018, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

Close-Out of FDA Warning Letter

As announced on October 8, 2019, we received a close-out letter from the FDA with respect to the FDA warning letter previously received in August 2014. We received this warning letter following a routine inspection of our prior facility between April 7 and April 16, 2014. The close-out letter confirmed that all issues cited in the August 2014 warning letter have been resolved.

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

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they have transferred our EC Certificates to PCBC and, in August 2019, we received renewed EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark during our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

Financial Highlights and Outlook

Our revenue increased $2.4 million, or 30.8 percent, to $10.0 million for the third quarter ended September 30, 2019, compared to $7.6 million for the third quarter last year. Net income was $2.5 million, or $0.20 per diluted share in the third quarter ended September 30, 2019, compared to net income of $2.4 million, or $0.20 per diluted share in the third quarter last year.

For the remainder of 2019, we expect our revenues to increase when compared to same period in 2018 due to higher sales of our medical devices and related accessories, disposables and services. We intend to continue targeting hospitals and acute care facilities that have yet to adopt our MRI compatible IV pump and patient monitoring solutions and penetrating the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients.

We expect higher full-year 2019 operating expenses compared to 2018 due primarily to higher sales and marketing, and general and administrative expenses.

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

•                  Revenue recognition

•                  Accounts receivable and allowance for doubtful accounts

•                  Inventory carried at the lower of cost or net realizable value

•                  Stock-based compensation

•                  Income taxes

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2019.

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

	Percent of Revenue Three Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.8	24.0	22.0	23.7
Gross profit	78.2	76.0	78.0	76.3
Operating expenses:
General and administrative	26.2	28.7	27.1	29.7
Sales and marketing	23.1	23.4	23.9	22.4
Research and development	3.7	4.9	3.8	5.2
Total operating expenses	53.0	57.0	54.8	57.3
Income from operations	25.3	19.0	23.2	19.1
Other income, net	1.1	0.6	1.0	0.5
Income before provision for income taxes	26.4	19.6	24.2	19.6
Provision for income tax expense (benefit)	1.7	(11.9)	1.1	(1.2)
Net income	24.6%	31.5%	23.1%	20.8%

Three and Nine Months Ended September 30, 2019 and 2018

Revenue by Geographic Region

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
United States	$8,281,854	$6,099,767	35.8%	$22,916,642	$17,808,918	28.7%
International	1,681,445	1,514,888	11.0%	4,709,846	4,290,673	9.8%
Total Revenue	$9,963,299	$7,614,655	30.8%	$27,626,488	$22,099,591	25.0%

Revenue by Type

	Three Months Ended September 30,			Nine Months September 30,
	2019	2018	Change	2019	2018	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$4,769,252	$3,532,670	35.0%	$13,512,548	$10,748,830	25.7%
MRI Compatible Patient Vital Signs Monitoring Systems	2,557,889	1,817,361	40.7%	6,215,528	4,526,735	37.3%
Total Devices Revenue	7,327,141	5,350,031	37.0%	19,728,076	15,275,565	29.1%
Disposables and Services	2,162,602	1,874,439	15.4%	6,513,030	5,722,573	13.8%
Amortization of extended warranty agreements	473,556	390,185	21.4%	1,385,382	1,101,453	25.8%
Total revenue	$9,963,299	$7,614,655	30.8%	$27,626,488	$22,099,591	25.0%

For the three months ended September 30, 2019, revenue increased $2.4 million, or 30.8 percent, to $10.0 million from $7.6 million for the same period in 2018.

The average selling price of our MRI compatible IV infusion pump system during the three months ended September 30, 2019 was approximately $35,100, compared to $31,800 for the same period in 2018. The increase in ASP relates to a favorable geographic and product sales mix when compared to the same period in 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended September 30, 2019 was approximately $33,700, compared to $37,900 for the same period in 2018. The decrease in ASP primarily relates to an unfavorable geographic sales mix when compared to the same period in 2018.

Revenue from sales in the U.S. increased $2.2 million, or 35.8 percent, to $8.3 million from $6.1 million for the same period in 2018. Revenue from sales internationally increased $0.2 million, or 11.0 percent, to $1.7 million from $1.5 million for the same period in 2018. Domestic sales accounted for 83.1 percent of revenue in the third quarter 2019, compared to 80.1 percent in the third quarter 2018.

Revenue from sales of devices increased $1.9 million, or 37.0 percent, to $7.3 million from $5.4 million for the same period in 2018. Revenue from sales of our disposables and services increased $0.3 million, or 15.4 percent, to $2.2 million from $1.9 million for the same period in 2018. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 21.4%, to $0.5 million from $0.4 million for the same period in 2018.

For the nine months ended September 30, 2019, revenue increased $5.5 million, or 25.0 percent, to $27.6 million from $22.1 million for the same period in 2018.

The average selling price of our MRI compatible IV infusion pump system during the nine months ended September 30, 2019 was approximately $35,400, compared to $31,400 for the same period in 2018. The increase in ASP relates to a favorable geographic and product sales mix when compared to the same period in 2018.

The average selling price of our MRI compatible patient vital signs monitoring system during the nine months ended September 30, 2019 was approximately $32,800, compared to $35,400 for the same period in 2018. The decrease in ASP primarily relates to an unfavorable geographic sales mix when compared to the same period in 2018.

Revenue from sales in the U.S. increased $5.1 million, or 28.7 percent, to $22.9 million from $17.8 million for the same period in 2018. Revenue from sales internationally increased $0.4 million, or 9.8 percent, to $4.7 million for the nine months ended September 30, 2019, from $4.3 million for the same period in 2018. Domestic sales accounted for 83.0 percent of revenue for the nine months ended September 30, 2019, compared to 80.6 percent for the same period in 2018.

Revenue from sales of devices increased $4.4 million, or 29.1 percent, to $19.7 million from $15.3 million for the same period in 2018. Revenue from sales of our disposables and services increased $0.8 million, or 13.8 percent, to $6.5 million from $5.7 million for the same period in 2018. Revenue from the amortization of extended maintenance contracts increased $0.3 million, or 25.8%, to $1.4 million from $1.1 million for the same period in 2018.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$9,963,299	$7,614,655	$27,626,488	$22,099,591
Cost of revenue	2,168,208	1,826,716	6,074,323	5,229,141
Gross profit	$7,795,091	$5,787,939	$21,552,165	$16,870,450
Gross profit percentage	78.2%	76.0%	78.0%	76.3%

For the three months ended September 30, 2019, cost of revenue increased $0.4 million, or 18.7 percent, to $2.2 million from $1.8 million for the same period in 2018. Gross profit increased $2.0 million, or 34.7 percent, to $7.8 million for the third quarter 2019 from $5.8 million for the same period in 2018. Gross profit margin was 78.2 percent for third quarter 2019, compared to 76.0 percent for the third quarter 2018. The increase in cost of revenue, gross profit and gross profit margin is primarily due to higher unit sales and a favorable geographic sales mix during the third quarter ended September 30, 2019, when compared to the same period last year.

For the nine months ended September 30, 2019, cost of revenue increased $0.9 million, or 16.2 percent, to $6.1 million from $5.2 million for the same period in 2018. Gross profit increased $4.7 million, or 27.8 percent, to $21.6 million for the nine months ended September 30, 2019 from $16.9 million for the same period in 2018. Gross profit margin was 78.0 percent for nine months ended September 30, 2019, compared to 76.3 percent for the same period in 2018. The increase in cost of revenue, gross profit and gross profit margin is primarily attributable to higher unit sales, favorable geographic sales mix and favorable overhead variances during the nine months ended September 30, 2019, when compared to the same period last year.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$2,609,722	$2,181,839	$7,482,790	$6,563,727
Percentage of revenue	26.2%	28.7%	27.1%	29.7%
Sales and marketing	$2,297,002	$1,784,418	$6,607,477	$4,946,398
Percentage of revenue	23.1%	23.4%	23.9%	22.4%
Research and development	$369,526	$373,583	$1,053,409	$1,149,397
Percentage of revenue	3.7%	4.9%	3.8%	5.2%

General and Administrative

For the three months ended September 30, 2019, general and administrative expense increased $0.4 million, or 19.6 percent, to $2.6 million from $2.2 million for the same period last year. This increase is primarily due to higher expenses related to payroll and employee benefits costs resulting from increased headcount, regulatory approval expenses and legal and professional expenses.

For the nine months ended September 30, 2019, general and administrative expense increased $0.9 million, or 14.0 percent, to $7.5 million from $6.6 million for the same period last year. This increase is primarily due to higher expenses related to payroll and employee benefits costs resulting from increased headcount, legal and professional expenses, regulatory approval expenses and GPO administration fees.

Sales and Marketing

For the three months ended September 30, 2019, sales and marketing expense increased $0.5 million, or 28.7 percent, to $2.3 million from $1.8 million for the same period last year. This increase is primarily the result of higher payroll expenses from higher headcount and higher sales commissions from higher sales.

For the nine months ended September 30, 2019, sales and marketing expense increased $1.7 million, or 33.6 percent, to $6.6 million from $4.9 million for the same period last year. This increase is primarily the result of higher sales commissions from higher sales and payroll expenses from higher headcount.

Research and Development

For the three months ended September 30, 2019 and 2018, research and development expense was consistent at $0.4 million resulting from higher outside development expenses fully offset by lower payroll expenses.

For the nine months ended September 30, 2019 and 2018, research and development expense was consistent at $1.1 million resulting from higher outside development expenses fully offset by lower payroll and evaluation supplies expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2019 and 2018, we reported other income of approximately $110,000 and $43,000, respectively. This increase is primarily due to higher interest income.

For the nine months ended September 30, 2019 and 2018, we reported other income of approximately $281,000 and $110,000, respectively. This increase is primarily due to higher interest income.

Income Taxes

For the three and nine months ended September 30, 2019, we recorded a provision for income tax expense of $174,035 and $299,876, respectively. Our effective tax rate was 6.6 percent and 4.5 percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

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

As of September 30, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of September 30, 2019, we had cash, cash equivalents and investments of $42.6 million, stockholders’ equity of $51.8 million, and working capital of $49.9 million. As of December 31, 2018, we had cash and cash equivalents and investments of $34.4 million, stockholders’ equity of $41.9 million, and working capital of $39.9 million.

We believe that our current cash, cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$6,283,874	$3,833,642
Net cash provided by investing activities	2,265,719	441,395
Net cash provided by financing activities	2,060,127	1,218,151

Cash provided by operating activities increase $2.5 million to $6.3 million for the nine months ended September 30, 2019, compared to $3.8 million for the same period in 2018. This increase primarily relates to higher net income, higher cash inflows related to deferred income and lower cash outflows related to prepaid income taxes, partially offset by lower cash inflows from accounts receivable and higher cash outflows for inventory purchases.

Cash provided by investing activities increased $1.9 million to $2.3 million for the nine months ended September 30, 2019, compared to $0.4 million for the same period in 2018. This increase primarily relates to lower cash outflows for purchases of investments and higher cash inflows from maturities of investments.

Cash provided by financing activities increased $0.9 million to $2.1 million for the nine months ended September 30, 2019, compared to $1.2 million for the same period in 2018. This increase primarily relates to cash received from the exercise of the Warrant and employee stock options.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

We lease our manufacturing and headquarters facility from Susi, LLC, an entity controlled by our Chairman of the Board and Chief Technology Officer, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of September 30, 2019. We had no other off-balance sheet arrangements during the nine months ended September 30, 2019 or for the year ended December 31, 2018 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2019 and 2018.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2019, we had $3.9 million in corporate bonds, with $1.6 million maturing in less than 1 year and $2.3 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2019, we expect the corresponding change in fair value of our investments would be approximately $47,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2019. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

In the past, the FDA issued us a warning letter that impacted our ability to commercially distribute our MRidium 3860+ MRI compatible IV infusion pump system. Although we have resolved this warning letter and resumed commercial distribution of the MRidium 3860+ MRI compatible IV infusion pump system, there can be no guarantee that the FDA will not take similar action in the future. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue further warning letters or untitled letters, refuse future requests for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

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

We are highly dependent on our founder, Chairman, Chief Technology Officer and controlling shareholder, Roger Susi.

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

Any one of our executive officers or other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. Further, as previously disclosed, Roger Susi, our founder and our former chief executive officer, transitioned to his new role as chief technology officer and Leslie McDonnell was appointed to replace him as chief executive officer effective August 19, 2019. Although we strive to reduce the challenges of this transition and the appointment of our new chief executive officer, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until January 31, 2020. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations. To attempt to reduce the impact of a potential Brexit on our ability to sell our products in the EU, we have changed from a UK-based notified body, UL International Ltd. (“UL”), to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) based in Warsaw, Poland.

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

On July 3, 2019, during the process of addressing the technical non-conformity associated with the review of our 3880 MRI compatible patient vital signs monitoring system, UL notified its customers of their decision to cease operations as a notified body and would continue the process of transferring all customers to the Polish Center for Testing and Certification (Polskie Centrum Badań i Certyfikacji S.A.) (“PCBC”) based in Warsaw, Poland. UL notified us that they have transferred our EC Certificates to PCBC and, in August 2019, we received renewed EC Certificates for our MRI compatible IV infusion pump system and related IV tubing sets with an additional 4-year term.

UL’s decision to cease operations as a medical device notified body caused us to seek a new notified body for certification of our 3880 MRI compatible patient vital signs monitoring system. Concurrent to UL’s announcement, we engaged Ente Certificazione Macchine (“ECM”) as our notified body for the 3880 MRI compatible patient vital signs monitoring system. We are actively working through the recertification process with ECM and expect to complete this process and resume shipments into all markets requiring a CE Mark during our fiscal fourth quarter 2019, however, there can be no assurance that these efforts will be successful.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products, our ability to maintain profitability or grow will suffer.

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S., including the EU. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our strategy, we plan to seek approvals for new MRI compatible products. The process of obtaining approvals is costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

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

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert and made available an updated instruction card for customers. This Safety Alert was closed in August 2019.

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

Since we announced stock repurchase programs in 2016 and 2017, we have used a significant amount of cash to repurchase shares of common stock of our company. Historically, we have opportunistically repurchased additional shares of common stock from time to time at prices that we believe are attractive. While our stock repurchase program has expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced, and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

Roger Susi, who serves as our Chairman of the Board of Directors and Chief Technology Officer, owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, Chief Technology Officer, and his affiliates, beneficially owns a majority of our outstanding common stock. Mr. Susi is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As an “emerging growth company” we have also chosen to take advantage of certain provisions of the JOBS Act that allow us to provide you with less information in our public filings than would otherwise be required. As a result, it may be more difficult for you to evaluate an investment in our company. We anticipate that starting December 31, 2019, we will no longer be an emerging growth company and after that date we will no longer be able to avail ourselves of these exemptions.

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

10.3+

First Amended and Restated Separation Agreement Between the Registrant and John McCreery dated as of August 23, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36534), filed on August 26, 2019.

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

IRADIMED CORPORATION

Dated: November 7, 2019	/s/ Leslie McDonnell
	By:	Leslie McDonnell
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)