Form 10-K
period 2019-12-31
IRADIMED CORP
filed 2020-03-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $106,525,318.

There were 11,919,669 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2020. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

Documents Incorporated by Reference

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2019. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

TABLE OF CONTENTS

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the FDA or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the U.S. Food & Drug Administration (“FDA”), including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;

•	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;

•	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;

•	our primary reliance on a limited number of products;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our expectations regarding the sales and marketing of our products, product candidates and services;

•	our expectations regarding the integrity of our supply chain for our products;

•	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;

•	our expectations for market acceptance of our new products;

•	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;

•	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;

•	the implementation of our business strategies;

•	the potential for exposure to product liability claims;

•	our financial performance expectations and interpretations thereof by securities analysts and investors;

•	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;

•	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;

•	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;

ii

•	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;

•	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;

•	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;

•	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;

•	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;

•	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;

•	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;

•	competitive pressures in the markets in which we operate;

•	the loss of, or default by, one or more key customers or suppliers; and

•	unfavorable changes to the terms of key customer or supplier relationships.

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

MRidium 3860+ MRI Compatible IV Infusion Pump System

We are the only known provider of a non-magnetic Intravenous (“IV”) infusion pump system that is specifically designed for safe use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians. Our 3880 MRI compatible patient vital signs monitoring system received FDA 510(k) clearance in October 2017 and is currently available to all domestic and international customers.

With the expanding use of MRI procedures, both traditional procedures and new intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, Chief Technology Officer and Chairman of the Board of Directors, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion system in 2004.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2019, our direct sales force consisted of 29 field sales representatives, supported by 4 regional sales directors and supplemented by 6 clinical support representatives. Internationally, we market our products into approximately 50 countries through the use of independent distributors.

As of December 31, 2019, we have sold approximately 5,515 MRI compatible IV infusion pump systems globally. In December 2016, we began shipping our 3880 Monitor in small quantities to certain of our international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our selling efforts in the United States. As of December 31, 2019, we have sold approximately 539 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2019, our revenue was $38.5 million and our income from operations profit was $8.6 million representing an operating profit margin of 22.5 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2020.

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

Mr. Susi began exploring the market for an MRI compatible IV infusion pump while at Invivo. Invivo subsequently disclaimed any interest in the infusion pump and acknowledged that Mr. Susi was free to pursue the infusion pump development for his own account. Accordingly, Mr. Susi began the formal and detailed development of what subsequently has become our MRidium MRI compatible IV infusion pump system. This first-generation MRI compatible IV infusion pump system and its associated proprietary IV tubing sets obtained FDA 510(k) clearance in March 2005 after which we began our sales and marketing efforts.

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

In 2009, we introduced our second-generation MRI compatible IV infusion pump system, the MRidium 3860+ which improved upon the previous 3850 version in a number of areas, including the addition of blood oxygen saturation monitoring (“SpO2”), and remote wireless monitoring capability. An SpO2 monitor can signal when an insufficient level of oxygen is being supplied to the body. Our MRidium 3860+ is the only MRI compatible IV infusion pump system on the market today.

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

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely used, non-invasive medical imaging technique to visualize vital organs, bodily function and to identify blockages, abnormalities and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, practitioners at hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to continuously deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

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

Further, there are risks in using a standard IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MRI system, resulting in potentially deadly projectiles. Moreover, an MRI scanner’s gradient magnetic field and RF fields can send electrical currents through cables and other conductive materials that are near the MRI system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

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

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a patient safety device. Accordingly, we do not actively market our IV infusion pump system in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,400 MRI compatible IV infusion pump systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI compatible IV infusion pump system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, through the use of our direct U.S. sales team, there is potential for sales of our MRI compatible IV infusion pump system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate of the number of critical care departments in the U.S., we believe there is the potential for the sale of an additional 10,450 of our MRI compatible IV infusion pump systems. The combination of sales based on the number of targeted MRI scanners and critical care departments of U.S. hospitals results in a current global target market of approximately 37,850 of our MRI compatible IV infusion pump systems.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. As with our MRI compatible IV infusion pump, we also consider our MRI compatible multi-parameter vital signs monitor primarily as a patient safety device. Accordingly, we do not actively market our MRI vital signs monitor in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,400 MRI vital signs monitoring systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI vital signs monitoring system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, through the use of our direct U.S. sales team, there is potential for sales of our MRI vital signs monitoring system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate the number of critical care departments in the U.S. and an estimate of the anticipated adoption rate in these critical care departments, we believe there is potential for the sale of an additional 5,250 of our MRI vital signs monitoring systems. The combination of sales based on the number of targeted MRI scanners and critical care departments of U.S. hospitals results in a current global target market of approximately 32,650 of our MRI patient vital signs monitoring systems.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible IV infusion pump system primarily to the MRI departments of U.S. hospitals. We believe, however, based on feedback and successes from certain customers, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within U.S. hospitals where there is a high probability that MRI procedures will need to be performed on these patients. Expanded use of our MRI compatible medical devices would serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner.

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

Continuing to innovate with MRI compatible patient care products

Our management team collectively has more than 100 years of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically advanced MRI compatible patient care products.

When reasonably available, acquiring synergistic MRI patient care companies, products or technology licenses to accelerate our product development and leverage our existing sales organization

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the acquisition of technologies and intellectual property of others. We have a developing direct sales organization in the U.S. and a team of experienced international distributors that we believe can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we continue to analyze such opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness, adoption and utilization of our MRI compatible products by:

Continued development of our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development of our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our infusion pump solution and the shortcomings of current workaround practices. Additionally, with the launch of our 3880 Monitor, we focus on educating customers on the total workflow benefits our devices offer and how our devices increase patient safety through their combined transport capabilities.

Since 2011, our U.S. sales team has grown from 1 field sales representative and 1 clinical support representative to a team of 29 direct field sales representatives, 4 regional sales directors and 6 clinical support representatives. As business progress dictates, we intend to continue to add to our specialized, MRI product-focused sales team, including clinical support representatives. We believe that we can significantly increase sales of our MRI compatible medical devices by also calling on critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy is likely expanding the number of acute care facilities using our MRI compatible products and increasing the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Asia, to expand the business and augment our market penetration rates. During 2020, and as business progress dictates, we plan to continue the expansion of our internal capacity to serve high potential markets by adding dedicated resources located outside the U.S. to oversee our relationships at the local level.

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

We currently offer two primary products for sale: (1) our MRidium 3860+ MRI compatible IV infusion pump system with associated disposable IV tubing sets, and (2) our 3880 MRI compatible patient vital signs monitoring system with associated disposable products.

MRidium MRI Compatible IV Infusion Pump System

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

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

MRidium 3860+ MRI Compatible IV Infusion Pump

The MRidium 3860+ MRI compatible IV infusion pump was introduced in 2009 and improved upon the performance and features of our first generation MRidium 3850 MRI compatible IV infusion pump. The MRidium 3860+ pump system can operate dependably in the presence of 0.2T to 3T magnets and is fully operational up to the 10,000 gauss-line. This means our MRidium 3860+ is highly versatile and can operate virtually anywhere in the MRI scanner room, including close to the MRI scanner. The MRidium 3860+ MRI compatible IV infusion pump system has a 10-key numeric input keypad making our system easy to accurately program and operate. Our pumping range of 0.1 mL per hour to 1,400 mL per hour provides a broad range of fluid flow control. Our broad range of infusion rates support differing patient needs including low levels for pediatric sedation, mid-levels for continued IV infusion of medications to critically ill patients and high levels in the event of emergency situations. Our MRidium 3860+ MRI compatible IV infusion pump system offers a dose rate calculator, bolus dose programming, full alarm settings, and a rechargeable battery with a 12-hour life.

MRidium 3860+ IV Tubing Sets

The MRidium 3860+ MRI compatible IV infusion pump system utilizes proprietary fluid delivery tubing sets, each known as an “IV tubing set.” Each use of our MRI compatible IV infusion pump requires a disposable IV tubing set. We offer a variety of IV tubing sets for varying infusion scenarios and these include our standard “spike” infusion set, syringe adapter infusion set and extension infusion set. Each of our IV tubing sets is latex-free and DEHP-free.

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

MR IV Pole

We offer a fully functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support two MRidium 3860+ MRI compatible IV infusion pumps, each with a 3861 Side Car Pump Module. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluid bags.

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

3865 MRidium Wireless Remote Display/Control

Our wireless remote control unit allows for complete control and monitoring of the MRidium MRI compatible IV infusion pump system from the control room (outside of the MRI scanner room). The 3865 MRidium Wireless Remote relays all commands and displays information bi-directionally between the MRI compatible IV infusion pump and the remote control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote control unit utilizes a proven MRI compatible 2.4 GHz frequency hopping spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote control unit to adjust a second pump channel when used in combination with our Side Car unit discussed above. Our 3865 MRidium Wireless Remote also functions as a battery charger for our MRidium battery pack.

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

MRI Compatible Patient Vital Signs Monitoring System

Our 3880 Monitor has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room (see above diagram).

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

We have 12 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 3 to 14 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

We also rely on trade secrets, copyright and other laws and on confidentiality agreements to protect our technology, but we believe that neither our patents nor other legal rights will necessarily prevent third parties from developing or using similar or related technology to compete against our products. Moreover, our technology may be viewed as improvements or adaptations of known MRI infusion or monitoring technology, which might be duplicated or discovered through our patents, reverse engineering or both.

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 29 direct field sales representatives, 4 regional sales directors and 6 clinical support representatives. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue Years Ended December 31,
	2019	2018	2017
United States	80.3%	80.5%	84.5%
International	19.7%	19.5%	15.5%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue Years Ended December 31,
	2019	2018	2017
Devices	72.1%	69.6%	67.0%
Disposables, services and other	23.1%	25.4%	28.7%
Amortization of extended warranty agreements	4.8%	5.0%	4.3%

We define backlog as of a particular date to mean firm purchase orders from customers for which we have not yet fulfilled. As part of our commitment to customer service, our goal is to ship products to meet the customers’ requested shipment dates. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

For the years ended December 31, 2019, 2018 and 2017, backlog was approximately:

	Years ended December 31,
(In millions)	2019	2018	2017
Backlog	$1.6	$2.6	$2.7

Historical selling cycles for our devices have varied widely and are typically three to six months in duration.

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers and some components we or our suppliers utilize are from Chinese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 (commonly referred to as coronavirus) or other epidemics. We are unsure whether an extended period of general supplier disruption caused by COVID-19 will affect us directly or through our suppliers; however, we are monitoring our supply chain regarding the matter. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company was renewed in March 2019 and extends through February 25, 2024.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, Inc., which was founded by Roger Susi, our founder, Chief Technology Officer and Chairman of the Board of Directors. Invivo is now owned by Koninklijke Philips NV (NYSE: PHG).

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

Our research and development expenses were $1.4 million or 3.7 percent of revenue in 2019, $1.5 million or 5.0 percent of revenue in 2018 and $1.7 million or 7.5 percent of revenue in 2017.

Employees

As of December 31, 2019, we had 114 full-time employees, including 35 in manufacturing and service, 49 in sales, marketing and customer support services, 10 in regulatory affairs and quality assurance, 12 in finance and administration and 8 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Regulatory Matters

Governmental Regulation and Other Matters

Our medical device products are subject to extensive, complex and increasing oversight and regulation by the FDA, and other domestic and foreign governmental authorities. Our manufacturing facility, and those of our suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. If it were determined that we were not in compliance with these laws and regulations, we could be subject to criminal or civil liability, or both, and other material adverse effects. We have compliance programs in place to support and monitor compliance with these laws and regulations. All of our products and facilities and those of our suppliers are subject to drug and medical device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including, for example, Health Canada’s Health Products and Foods Branch, the U.K.’s Medicines and Healthcare Products Regulatory Agency, and Australia’s Therapeutic Goods Agency. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and adverse event reporting.

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

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and can extend beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from two to three years or even longer. All of our current products that are available in the U.S. were originally cleared through the 510(k) process. We cannot be sure that future products or modifications of current products, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market.

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

In May 2017, the European Union (the "EU") implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR becomes fully effective in 2020 and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as “Brexit.” The United Kingdom officially withdrew from the EU on January 31, 2020. This referendum has created political and economic uncertainty that could persist for years, particularly in the United Kingdom and the EU, as many of the details of the separation have yet to be addressed. Since a significant portion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially impact the regulatory regime with respect to our products in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any device certifications, product marketing approvals, or other regulatory authorizations as a result of Brexit or otherwise, could prevent us from commercializing our products in the United Kingdom and/or the EU and affect our operations and financial results.

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

Risks Relating to Our Business and Financial Condition

Our financial performance is significantly dependent on a limited number of products, and disruptions in our ability to sell these products may have a material adverse effect on our business.

Our current revenue and profitability are significantly dependent on the sale of the MRidium 3860+ MRI compatible IV infusion pump system, the 3880 MRI compatible patient vital signs monitoring system (both Class II medical devices) and the ongoing sale of related disposables and services.

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

We have significant international sales as well as international supply chain links and we face risks related to health epidemics that could adversely affect our revenue.

Our business could be adversely impacted by the effects of COVID-19 (more commonly referred to as coronavirus) or other epidemics, particularly since we have experienced an increasing concentration of sales in the Asia-Pacific region. The recent COVID-19 outbreak may negatively impact our revenue in the future. With respect to our international distributors, some customers that are implementing heightened security policies may inhibit the inability of our international distributors to access hospitals for purposes of selling our products and may cause delays of orders for our products and negatively affect our revenues.

Our materials suppliers could also be disrupted by conditions related to COVID-19, or other epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result.

At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that limit our ability to timely sell and distribute our products or cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

For example, we are dependent upon a single vendor for the ultrasonic motor at the core of our devices. If this vendor fails to meet our volume requirements, which we anticipate will increase over time, or if the vendor becomes unable or unwilling to continue supplying motors to us, this would impact our ability to supply our devices to customers until a replacement source is secured. Our executed agreement with this vendor provides that the price at which we purchase products from the vendor is determined by agreement from time to time or should material costs change. Although we have had a long history of stable pricing with this supplier, this provision may make it difficult for us to continue to receive motors from this vendor on favorable terms or at all if we do not agree on pricing in the future. In such event, it could materially and adversely affect our commercial activities, operating results and financial condition.

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

Among the reasons we may be unable to obtain these raw materials and components include, but are not limited to:

•	a supplier’s inability or unwillingness to continue supplying raw materials and/or components;

•	regulatory requirements or action by regulatory agencies or others, including changes in international trade treaties and/or tariffs;

•	adverse financial or other strategic developments at or affecting the supplier, including bankruptcy;

•	unexpected demand for or shortage of raw materials or components;

•	failure of the supplier to comply with quality standards which results in quality and product failures, product contamination and/or recall;

•	discovery of previously unknown or undetected imperfections in raw materials or components;

•	labor disputes or shortages, including from natural disasters and the effects of health emergencies such as COVID-19; and

•	political instability and actual or anticipated military or political conflicts.

These events could negatively impact our ability to satisfy demand for our products, which could have a material adverse effect on our products’ use and sales and our business and results of operations. We may experience these or other shortages in the future resulting in delayed shipments, supply constraints, contract disputes and/or stock-outs of our products.

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

We rely on distributors for all our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have recently represented approximately one-fifth of our net revenues. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

We are highly dependent on our founder, Chairman and Chief Technology Officer, Roger Susi.

We believe that Mr. Susi will play a significant role in the development of new products. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing the risks related to maintaining his continued services.

If we fail to attract and retain the talent required for our business, our business could be materially harmed.

Competition for highly skilled personnel is often intense in the medical device industry, including in the MRI compatible medical device segment. If our current employees with experience in the MRI compatible device industry leave our company, we may have difficulty finding replacements with an equivalent amount of experience and skill, which could harm our operations. Our future success will also depend in part on our ability to identify, hire and retain additional personnel, including executives, skilled engineers to develop new products and sales and production staff. We may not be successful in attracting, integrating or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

Any one of our executive officers or other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. As previously disclosed, Roger Susi, our founder and our former chief executive officer, transitioned to his new role as chief technology officer and Leslie McDonnell was appointed to replace him as chief executive officer effective August 19, 2019. Although we strive to reduce the challenges of this transition and the appointment of our new chief executive officer, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition and prospects.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, allowances for doubtful accounts, valuation of inventory, impairment of intangibles and long-lived assets, accounting for leases, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to GAAP, some of which are material to most companies. These changes introduce risk to our financial reporting processes due to implementation and internal control implications.

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

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which voters approved a withdrawal from the European Union (“EU”), commonly referred to as “Brexit.” The United Kingdom officially withdrew from the EU on January 31, 2020. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. Although the specific terms of the separation are unknown, it is possible that these changes could adversely affect our business and results of operations. To attempt to reduce the impact of a potential Brexit on our ability to sell our products in the EU, we have changed from a UK-based notified body, to notified bodies located within the EU.

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

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of our medical devices and consumable products. We carry third-party product liability insurance coverage to protect against such risks, but there can be no assurance that our policy is adequate. In the ordinary course of business, we may become the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of our product liability insurance. We currently have third-party product liability insurance with maximum coverage of $5,000,000; however, such coverage requires a substantial deductible that we must pay before becoming eligible to receive any insurance proceeds. The deductible amount is currently equal to $50,000 per occurrence and $150,000 in the aggregate. We will have to pay for defending product liability or other claims that are not covered by our insurance. These payments could have a material adverse effect on our profitability and financial condition. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, reputation and on our ability to attract and retain customers. In addition, we may not be able to obtain insurance in the future on terms acceptable to us or at all.

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

Our products are designed for use around MRI scanners. MRI has been an important imaging diagnostic for some time now, however, should MRI technology change materially or decline in usage due to new technologies or concerns about costs or efficacy of MR imaging, our products would suffer as MRI usage and installations declined. Such a matter may also have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All of these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedures or to our suppliers’ manufacturing facilities could materially harm our reputation in the marketplace.

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

Our Board of Directors has historically authorized stock repurchase programs and, pursuant to these authoriations, we have used a significant amount of cash to repurchase shares of common stock of our company. Historically, we have opportunistically repurchased additional shares of common stock from time to time at prices that we believe are attractive. While our stock repurchase program has expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced, and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

We may need or choose to raise additional capital in the future, which could result in dilution to our stockholders and adversely affect stock price.

While we believe that our cash and investment balances and prospective cash flow from our operations will provide us with adequate capital to fund operations for at least the next 12 months from the date of the issuance of the financial statements included herein, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and lead our share price to decline.

Roger Susi, who serves as our Chairman of the Board of Directors and Chief Technology Officer, owns a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, Chief Technology Officer, and his affiliates, beneficially owns a significant percentage of our outstanding common stock. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying or deterring a change of control of our company.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over financial reporting. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to monitor and advise us regarding compliance, which will increase our costs and expenses.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, Chief Technology Officer and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the current monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter will be renewed for successive terms of one year each.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been publicly traded on the Nasdaq Capital Market under the stock symbol “IRMD” since July 16, 2014. Prior to that date, there was no public market for our common stock. The following table summarizes, for the periods indicated, the high and low sale price per share of our common stock as reported by the Nasdaq:

	High	Low
Year ended December 31, 2019
Fourth Quarter	$26.48	$20.67
Third Quarter	25.56	16.68
Second Quarter	29.80	19.20
First Quarter	28.95	22.52
Year ended December 31, 2018
Fourth Quarter	$38.78	$19.88
Third Quarter	37.50	20.00
Second Quarter	20.75	14.00
First Quarter	15.85	12.51

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

Stockholders

As of February 28, 2020, we had 4 stockholders of record. This number is significantly less than and does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

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

We have never declared or paid cash dividends on our capital stock.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

In April 2017, the Board of Directors authorized a stock repurchase program of up to $8 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on April 28, 2017 and expired on April 28, 2018. During the program period, we expended $1.8 million for such repurchases.

The following table provides information regarding repurchases of common stock for the year ended December 31, 2019.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019—January 31, 2019	878	$—	—	$—
February 1, 2019—February 28, 2019	—	$—	—	$—
March 1, 2019—March 31, 2019	—	$—	—	$—
April 1, 2019—April 30, 2019	3,959	$—	—	$—
May 1, 2019—May 31, 2019	89	$—	—	$—
June 1, 2019—June 30, 2019	385	$—	—	$—
July 1, 2019—July 31, 2019	39	$—	—	$—
August 1, 2019—August 31, 2019	—	$—	—	$—
September 1, 2019—September 30, 2019	20	$—	—	$—
October 1, 2019—October 31, 2019	187	$—	—	$—
November 1, 2019—November 30, 2019	24	$—	—	$—
December 1, 2019—December 31, 2019	13,528	$—	—	$—
Total	19,109	$—	—	$—

(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.

(2)	The average price paid per share does not include the withheld shares discussed in (1).

Transfer Agent

The transfer agent and registrar for our common stock is EQ by Equiniti, which acquired our former transfer agent, Corporate Stock Transfer, Inc., in November 2019.

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

The following graph shows a comparison, from December 31, 2014 through December 31, 2019, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for each of the years in the five-year period ended December 31, 2019, and is derived from the audited Financial Statements of IRADIMED CORPORATION. The statements of operations data for each of the years in the three-year period ended December 31, 2019 are included elsewhere in this report. The statements of operations data for the years ended December 31, 2016 and 2015 and balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements not included in this report. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and “Management’s Discussion and Analysis and Results of Operations” included elsewhere in this report.

	Years ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue	$38,517,141	$30,438,983	$23,081,592	$32,496,548	$31,593,720
Cost of revenue	8,816,161	7,211,633	5,569,896	6,154,836	5,840,407
Gross profit	29,700,980	23,227,350	17,511,696	26,341,712	25,753,313
Operating expenses:
General and administrative	10,451,266	8,710,882	9,001,164	8,795,703	7,769,881
Sales and marketing	9,169,590	6,995,586	5,502,959	5,278,448	4,705,977
Research and development	1,432,719	1,517,112	1,722,564	1,347,507	1,764,306
Total operating expenses	21,053,575	17,223,580	16,226,687	15,421,658	14,240,164
Income from operations	8,647,405	6,003,770	1,285,009	10,920,054	11,513,149
Other income, net	395,912	193,537	111,377	32,680	121,385
Income before provision for income taxes	9,043,317	6,197,307	1,396,386	10,952,734	11,634,534
Provision for income tax (benefit) expense	(587,642)	(106,143)	896,622	3,738,189	4,104,614
Net income	$9,630,959	$6,303,450	$499,764	$7,214,545	$7,529,920
Net income per share:
Basic	$0.85	$0.59	$0.05	$0.67	$0.68
Diluted	$0.78	$0.52	$0.04	$0.60	$0.60
Weighted-average shares outstanding:
Basic	11,282,214	10,758,752	10,638,858	10,818,427	11,003,272
Diluted	12,276,444	12,110,117	11,720,316	11,989,681	12,556,887

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheets Data:
Cash and cash equivalents	$43,481,781	$28,027,688	$18,205,976	$17,713,871	$19,368,114
Investments	2,768,287	6,349,915	8,135,123	7,965,521	7,602,204
Working capital	53,104,709	39,852,197	31,029,638	30,194,520	30,913,633
Total assets	66,728,864	48,442,258	39,012,534	37,194,484	35,244,207
Total stockholders’ equity	55,524,395	41,945,733	32,930,877	31,889,125	31,933,025

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2019, our direct U.S. sales force consisted of 29 field sales representatives, 4 regional sales directors and supplemented by 6 clinical support representatives. Internationally, we have distribution agreements with independent distributors selling our products.

Historical selling cycles for our devices have varied widely and are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our MRidium MRI compatible IV infusion pump system to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act represents major tax reform that, among other provisions, reduced the U.S. corporate tax rate. Certain income tax effects of the 2017 Act, including $0.5 million of tax expense recorded principally due to the remeasurement of our net deferred tax assets as of December 31, 2017, are reflected in our Financial Statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the 2017 Act became law. See Note 11 to the Financial Statements for further information on the financial impact of the 2017 Act.

Financial Highlights and Outlook

Our revenue was $38.5 million in 2019, $30.4 million in 2018 and $23.1 million in 2017. Our diluted earnings per share was $0.78 in 2019, $0.52 in 2018 and $0.04 in 2017. Our cash provided by operations was $10.2 million in 2019, $7.4 million in 2018 and $3.4 million in 2017.

Our estimated installed base of medical devices is as follows:

	Years Ended December 31,
	2019	2018	2017
IV Infusion Pump Systems	5,515	5,000	4,500
Patient Vital Signs Monitoring Systems	539	261	75

In 2020, we expect our revenues to increase due to higher sales of our medical devices and related accessories, disposables and services through the continued execution of our critical care strategy and headcount growth of our sales team.

We intend to continue targeting an increased number of hospitals and acute care facilities that have yet to adopt our technology and furthering our penetration into the Intensive Care Unit, Emergency Room and other critical care locations within hospitals where there is a high probability that interventional radiology procedures will need to be performed on patients. We expect operating expenses to increase in 2020 due to growth in headcount and higher sales commission costs due to anticipated higher sales.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer, which is typically at a point in time, except for our extended warranty agreements. We allocate the transaction price using the relative standalone selling price method. Customer sale prices for our MRI compatible IV infusion pump systems and related disposables and services are contractually fixed over the GPO contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

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

Our deferred revenue consists of advance payments received from customers prior to the transfer of products or services, shipments that are in-transit at the end of a period and sales of extended warranty agreements. Advance payments received from customers and shipments in-transit are recognized in revenue at the time control of the related products has been transferred to the customer or services have been delivered. Amounts related to extended warranty agreements are deferred and recognized in revenue ratably over the agreement period, which is typically one to four years after control of the related products is transferred to the customer, as we believe this recognition pattern best depicts the transfer of services being provided.

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

Stock-based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded for stock options that we grant requires us to develop estimates of the fair value as of the grant date. Calculating the fair value of stock option awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As we completed our IPO in July 2014, we utilize the historical stock price volatility from a representative group of public companies, which includes the Company, to estimate expected stock price volatility. We selected companies from the medical device industry with market capitalizations that are similar to ours. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. We utilize a dividend yield of zero as we have no current intention to pay cash dividends. We elect to recognize forfeitures as they occur.

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

	Percent of Revenue Years Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	22.9	23.7	24.1
Gross profit	77.1	76.3	75.9
Operating expenses:
General and administrative	27.1	28.6	39.0
Sales and marketing	23.8	23.0	23.8
Research and development	3.7	5.0	7.5
Total operating expenses	54.7	56.6	70.3
Income from operations	22.5	19.7	5.6
Other income, net	1.0	0.6	0.5
Income before provision for income taxes	23.5	20.4	6.0
Provision for income tax (benefit) expense	(1.5)	(0.3)	3.9
Net income	25.0%	20.7%	2.2%

Comparison of the Years Ended December 31, 2019 and 2018

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2019	2018	Change
United States	$30.9	$24.5	26.2%
International	7.6	5.9	27.9%
Total revenue	$38.5	$30.4	26.5%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2019	2018	Change
Devices:
MRI compatible IV infusion pump system	$18.1	$14.5	24.2%
MRI compatible patient vital signs monitoring system	9.7	6.7	45.9%
Total Devices revenue	27.8	21.2	31.0%
Disposables, services and other	8.9	7.7	15.3%
Amortization of extended warranty agreements	1.8	1.5	21.3%
Total revenue	$38.5	$30.4	26.5%

Revenue increased $8.1 million, or 26.5 percent, to $38.5 million from $30.4 million for the same period in 2018. This increase is primarily due to an increase in the number of our MRI compatible medical devices that we recognized in revenue, higher revenue from our disposables, services and other, and a higher average selling price for our infusion pump system.

During the year ended December 31, 2019, we recognized revenue on 519 MRI compatible IV infusion pumps compared to 451 pumps in 2018. The average selling price for our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2019 was approximately $34,800, compared to $32,200 for the same period in 2018. The increase in average selling price is the result of higher domestic unit sales and a favorable product sales mix during 2019 when compared to 2018.

We recognized revenue on 278 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2019, compared to 186 systems for the same period in 2018. The average selling price for our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $34,700 during the year ended December 31, 2019, compared to $35,100 for the same period in 2018. The decrease in average selling price is due to higher international unit sales in 2019 when compared to 2018.

Revenue from sales in the U.S. increased $6.4 million, or 26.2 percent, to $30.9 million from $24.5 million for the same period in 2018. Revenue from sales internationally increased $1.7 million, or 27.9 percent, to $7.6 million from $5.9 million for the same period in 2018. Domestic sales accounted for 80.3 percent of total revenue for the year ended December 31, 2019, compared to 80.5 percent for the same period in 2018.

Revenue from sales of devices increased $6.6 million, or 31.0 percent, to $27.8 million from $21.2 million for the same period in 2018. Revenue from sales of our disposables, services and other increased $1.2 million, or 15.3 percent, to $8.9 million from $7.7 million for the same period in 2018. Revenue from the amortization of our extended maintenance contracts increased $0.3 million, or 21.3 percent, to $1.8 million from $1.5 million for the same period in 2018.

Cost of Revenue and Gross Profit

	Years Ended December 31,
(In millions, except gross profit percentage)	2019	2018
Revenue	$38.5	$30.4
Cost of revenue	8.8	7.2
Gross profit	$29.7	$23.2
Gross profit percentage	77.1%	76.3%

Cost of revenue increased approximately $1.6 million, or 22.2 percent, to $8.8 million for the year ended December 31, 2019, from $7.2 million for the same period in 2018. Gross profit increased approximately $6.5 million, or 27.9 percent, to $29.7 million for the year ended December 31, 2019 from $23.2 million for the same period in 2018. The increase in cost of revenue and gross profit is due to higher sales during the year ended December 31, 2019, compared to the same period in 2018. Gross profit margin was 77.1 percent and 76.3 percent for the years ended December 31, 2019 and 2018, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments, partially offset by unfavorable pricing adjustments in 2019 compared to 2018.

Operating Expenses

	Years Ended December 31,
(In millions, except percentage of revenue)	2019	2018
General and administrative	$10.5	$8.7
Percentage of revenue	27.1%	28.6%
Sales and marketing	$9.2	$7.0
Percentage of revenue	23.8%	23.0%
Research and development	$1.4	$1.5
Percentage of revenue	3.7%	5.0%

General and Administrative

General and administrative expense increased approximately $1.8 million, or 20.0 percent, to $10.5 million for the year ended December 31, 2019, from $8.7 million for the same period last year. This increase is primarily due to higher expenses for payroll and benefits, legal and professional costs, employee relocation and recruiting costs, regulatory approval and certification costs, GPO administrative fees due to higher sales and stock compensation expense.

Sales and Marketing

Sales and marketing expense increased approximately $2.2 million, or 31.1 percent, to $9.2 million for the year ended December 31, 2019, from $7.0 million for the same period in 2018. This is primarily the result of higher salary and commissions expenses resulting from the increased size of our sales team and higher sales during 2019 when compared to 2018.

Research and Development

Research and development expense decreased approximately $(0.1) million, or (5.6) percent, to $1.4 million for the year ended December 31, 2019, from $1.5 million for the same period in 2018. This is primarily due to lower expenses for payroll and stock compensation expense.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $0.4 million and $0.2 for the years ended December 31, 2019 and 2018, respectively. This increase is primarily the result of higher interest income and gains on maturities of investments during the year ended December 31, 2019 compared to the same period in 2018.

Income Taxes

We recorded a provision for income tax benefit of approximately $(0.6) million and $(0.1) million for the years ended December 31, 2019 and 2018, respectively. Our effective tax rate for the year ended December 31, 2019 was (6.5) percent compared to (1.7) percent for the same period in 2018. The decrease in our provision for income taxes and effective tax rate is primarily the result of discrete items related to tax benefits associated with the exercise and sale of employee options and vesting of restricted stock units.

Comparison of the Years Ended December 31, 2018 and 2017

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2018	2017	Change
United States	$24.5	$19.5	25.7%
International	5.9	3.6	65.6%
Total revenue	$30.4	$23.1	31.9%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2018	2017	Change
Devices:
MRI compatible IV infusion pump system	$14.5	$13.6	6.7%
MRI compatible patient vital signs monitoring systems	6.7	1.9	260.0%
Total Devices revenue	21.2	15.5	37.0%
Disposables, services and other	7.7	6.6	16.9%
Amortization of extended warranty agreements	1.5	1.0	52.2%
Total revenue	$30.4	$23.1	31.9%

Revenue increased $7.3 million, or 31.9 percent, to $30.4 million from $23.1 million for the same period in 2017. This increase is primarily due to an increase in the number of our MRI compatible medical devices that we recognized in revenue and higher revenue from our disposables, services and other. The increase was partially offset by a lower average selling price for our infusion pump system resulting from higher international sales as a percent of total sales in 2018 compared to 2017.

During the year ended December 31, 2018, we recognized revenue on 451 MRI compatible IV infusion pumps compared to 392 pumps in 2017. The average selling price for our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2018 was approximately $32,200, compared to $34,700 for the same period in 2017. The decrease in average selling price is the result of higher international unit sales and an unfavorable product sales mix during 2018 when compared to 2017.

We recognized revenue on 186 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2018, compared to 70 systems for the same period in 2017. The average selling price for our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $35,100 during the year ended December 31, 2018, compared to $25,200 for the same period in 2017. The increase in average selling price is due to higher domestic unit sales in 2018 when compared to 2017.

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

Revenue from sales of devices increased $5.7 million, or 37.0 percent, to $21.2 million from $15.5 million for the same period in 2017. Revenue from sales of our disposables, services and other increased $1.1 million, or 16.9 percent, to $7.7 million from $6.6 million for the same period in 2017. Revenue from the amortization of our extended maintenance contracts increased $0.5 million, or 52.2 percent, to $1.5 million from $1.0 million for the same period in 2017.

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

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. This increase is primarily the result of higher interest income, partially offset by higher losses on maturities of investments during the year ended December 31, 2018 compared to the same period in 2017.

Income Taxes

We recorded a provision for income tax benefit of approximately $(0.1) million for the year ended December 31, 2018. For the year ended December 31, 2017, we recorded a provision for income tax expense of approximately $0.9 million. Our effective tax rate for the year ended December 31, 2018 was (1.7) percent compared to 64.2 percent for the same period in 2017. The decrease in our provision for income taxes and effective tax rate is primarily the result of discrete items related to tax benefits associated with the exercise and sale of employee options and underwriters’ warrants during 2018 and $0.5 million of tax expense recorded during the year ended December 31, 2017 due to a one-time remeasurement of net deferred tax assets resulting from the 2017 Act, enacted on December 22, 2017. See Note 11 to the Financial Statements for further information on the financial statement impact of the 2017 Act.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2019, we had cash and cash equivalents and investments of $46.3 million, stockholders’ equity of $55.5 million, and working capital of $53.1 million compared to cash and cash equivalents and investments of $34.4 million, stockholders’ equity of $41.9 million, and working capital of $39.9 million as of December 31, 2018.

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by operating activities	$10.2	$7.4	$3.4
Net cash provided by (used in) investing activities	$3.2	$1.5	$(1.0)
Net cash provided by (used in) financing activities	$2.0	$0.9	$(1.9)

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Operating Activities

For the year ended December 31, 2019, cash provided by operations increased $2.8 million to $10.2 million, from $7.4 million in 2018. During 2019, cash provided by operations was positively impacted by higher net income, deferred revenue, other accrued taxes and accounts payable, partially offset by negative impacts from accounts receivable and other assets.

For the year ended December 31, 2018, cash provided by operations increased $4.0 million to $7.4 million, from $3.4 million in 2017. During 2018, cash provided by operations was positively impacted by higher net income, prepaid expenses and other current assets, and accounts payable, partially offset by negative impacts from prepaid income taxes and deferred revenue.

Investing Activities

For the year ended December 31, 2019, cash provided by investing activities increased $1.7 million to $3.2 million, from $1.5 million in 2018. During 2019, cash provided by investing activities was positively impacted by maturities of investments, partially offset by negative impacts from purchases of property and equipment, and capitalized intangible assets.

For the year ended December 31, 2018, cash provided by investing activities increased $2.5 million to $1.5 million, from cash used in investing activities of $(1.0) million in 2017. During 2018, cash provided by investing activities was positively impacted by maturities of investments, partially offset by negative impacts from purchases of securities, purchases of property and equipment, and capitalized intangible assets.

Financing Activities

For the year ended December 31, 2019, cash provided by financing activities increased $1.1 million to $2.0, from $0.9 million in 2018. During 2019, cash provided by financing activities was positively impacted by proceeds from the exercise of stock options and warrants, partially offset by taxes paid for the net share settlement of restricted stock units.

For the year ended December 31, 2018, cash provided by financing activities increased $2.8 million to $0.9, from cash used in financing activities of $(1.9) million in 2017. During 2018, cash provided by financing activities was positively impacted by proceeds from the exercise of stock options and warrants, partially offset by taxes paid for the net share settlement of restricted stock units.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing operations and headquarters facility is approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from Susi, LLC, an entity controlled by our Chief Technology Officer and Chairman, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposables and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$3,208,174	$3,189,242	$18,932	$—	$—
Operating lease obligations	3,857,029	409,596	819,192	819,192	1,809,049
Total	$7,065,203	$3,598,838	$838,124	$819,192	$1,809,049

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2019.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2019, we expect a corresponding change of approximately $335,000 in interest income earned on our excess cash held in interest bearing accounts.

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2019, our corporate bonds consisted of the following:

		Expected Maturity Dates
	Fair Value	2020	2021	2022
Corporate bonds:
U.S. corporations	$2,287,809	$—	$1,788,169	$499,640
International corporations	480,478	480,478	—	—
Total	$2,768,287	$480,478	$1,788,169	$499,640

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2019, we expect the corresponding change in fair value of our investments would be approximately $40,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2019. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following tables present our operating results for each of the eight quarters in the period ending December 31, 2019. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June	March
	31, 2019	30, 2019	30, 2019	31, 2019
Revenue	$10,890,653	$9,963,299	$9,225,596	$8,437,593
Cost of revenue	2,741,838	2,168,208	1,858,288	2,047,827
Gross profit	8,148,815	7,795,091	7,367,308	6,389,766
Operating expenses:
General and administrative	2,968,476	2,609,722	2,460,372	2,412,696
Sales and marketing	2,562,113	2,297,002	2,199,823	2,110,652
Research and development	379,310	369,526	331,310	352,573
Total operating expenses	5,909,899	5,276,250	4,991,505	4,875,921
Income from operations	2,238,916	2,518,841	2,375,803	1,513,845
Other income, net	115,249	110,064	78,025	92,574
Income before provision for income taxes	2,354,165	2,628,905	2,453,828	1,606,419
Provision for income tax (benefit) expense	(887,518)	174,035	364,987	(239,146)
Net income	$3,241,683	$2,454,870	$2,088,841	$1,845,565
Net income per share:
Basic	$0.28	$0.22	$0.19	$0.17
Diluted	$0.26	$0.20	$0.17	$0.15
Weighted-average shares outstanding:
Basic	11,559,526	11,369,404	11,163,506	11,029,639
Diluted	12,345,968	12,309,948	12,226,660	12,227,696

	Quarters Ended
	December	September	June	March
	31, 2018	30, 2018	30, 2018	31, 2018
Revenue	$8,339,392	$7,614,655	$7,376,785	$7,108,151
Cost of revenue	1,982,492	1,826,716	1,710,890	1,691,535
Gross profit	6,356,900	5,787,939	5,665,895	5,416,616
Operating expenses:
General and administrative	2,147,155	2,181,839	2,078,356	2,303,532
Sales and marketing	2,049,188	1,784,418	1,516,044	1,645,936
Research and development	367,715	373,583	395,988	379,826
Total operating expenses	4,564,058	4,339,840	3,990,388	4,329,294
Income from operations	1,792,842	1,448,099	1,675,507	1,087,322
Other income, net	83,072	42,555	27,838	40,072
Income before provision for income taxes	1,875,914	1,490,654	1,703,345	1,127,394
Provision for income tax expense (benefit)	168,901	(909,619)	348,377	286,198
Net income	$1,707,013	$2,400,273	$1,354,968	$841,196
Net income per share:
Basic	$0.16	$0.22	$0.13	$0.08
Diluted	$0.14	$0.20	$0.11	$0.07
Weighted-average shares outstanding:
Basic	10,946,149	10,824,421	10,651,619	10,608,387
Diluted	12,224,505	12,195,870	12,011,475	11,879,889

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2019, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Internal Control Over Financial Reporting

We have audited IRADIMED CORPORATION's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Orlando, Florida

March 6, 2020

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

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.
2.	Financial Statement Schedule: Not applicable.
3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Bylaws of Iradimed Corporation, as amended and restated as of September 13, 2018	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1	333-196875	7/9/2014
4.2	Description of Registrant’s Securities				X
10.1+	Form of Stock Option Agreement for Iradimed Corp. 2005 Incentive Stock Plan	S-1	333-196875	6/18/2014
10.2+	Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.3+	Form of Stock Option Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.4+	Form of Restricted Stock Award Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.5+	Form of Restricted Stock Unit Agreement (Time-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.6+	Form of Restricted Stock Unit Agreement (Performance-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.7	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.8+	Employment Agreement between the Registrant and Christopher K. Scott, dated December 16, 2013	S-1	333-196875	6/18/2014
10.9+	Employment Agreement between the Registrant and Brent Johnson, dated December 7, 2011	S-1	333-196875	6/18/2014
10.10†	Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on January 26, 2014	S-1	333-196875	6/18/2014
10.11†	Amendment Agreement to Supply Agreement between the Registant and Fukoku Co., Ltd. entered into on March 26, 2019	8-K	001-36534	3/26/2019
10.12+	Employment Agreement between the Registrant and John McCreery, dated March 28, 2017	8-K	001-36534	3/30/2017

10.13+	Employment Agreement between the Registrant and Leslie McDonnell, dated July 24, 2019	8-K	001-36534	7/29/2019
10.14+	Employment Agreement between the Registrant and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
10.15+	Employment Agreement Modification between the Registrant and John McCreery, dated September 14, 2018	8-K	001-36534	9/24/2018
10.16+	Employment Agreement between the Registrant and Louis Waldman, dated September 18, 2018	8-K	001-36534	9/24/2018
10.17+	First Amended and Restated Separation Agreement between the Registrant and John McCreery, dated August 23, 2019	8-K	001-36534	8/26/2019
10.18+	Employment Agreement between the Registrant and Francis Casey, dated September 21, 2018	8-K	001-36534	9/24/2018
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

*	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Iradimed Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 6, 2020.

IRADIMED CORPORATION
(Registrant)

Dated: March 6, 2020	/s/ Leslie McDonnell
By: Leslie McDonnell
Chief Executive Officer and President
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Leslie McDonnell and Chris Scott as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Leslie McDonnell	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2020
Leslie McDonnell

/s/ Chris Scott	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 6, 2020
Chris Scott

/s/ Roger Susi	Chairman of the Board	March 6, 2020
Roger Susi

/s/ Monty Allen	Director	March 6, 2020
Monty Allen

/s/ Anthony Vuoto	Director	March 6, 2020
Anthony Vuoto

/s/ James Hawkins	Director	March 6, 2020
James Hawkins

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases effective January 1, 2019 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Orlando, Florida

March 6, 2020

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$43,481,781	$28,027,688
Accounts receivable, net	7,293,303	4,209,992
Investments	2,768,287	6,349,915
Inventory, net	3,641,561	4,059,443
Prepaid expenses and other current assets	407,802	526,787
Prepaid income taxes	1,370,947	1,367,892
Total current assets	58,963,681	44,541,717
Property and equipment, net	2,053,806	1,869,561
Intangible assets, net	860,087	832,519
Operating lease right-of-use asset, net	2,955,873	—
Deferred income taxes, net	1,663,415	1,088,702
Other assets	232,002	109,759
Total assets	$66,728,864	$48,442,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$993,742	$772,470
Accrued payroll and benefits	2,166,209	1,802,321
Other accrued taxes	596,576	133,000
Warranty reserve	81,761	74,524
Deferred revenue	1,671,420	1,798,784
Current portion of operating lease liability	240,843	—
Other current liability	108,421	108,421
Total current liabilities	5,858,972	4,689,520
Deferred revenue	2,630,467	1,807,005
Operating lease liability, less current portion	2,715,030	—
Total liabilities	11,204,469	6,496,525
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,765,875 shares issued and outstanding as of December 31, 2019 and 10,989,111 shares issued and outstanding as of December 31, 2018	1,177	1,099
Additional paid-in capital	19,192,394	15,317,335
Retained earnings	36,300,450	26,669,491
Accumulated other comprehensive income (loss)	30,374	(42,192)
Total stockholders’ equity	55,524,395	41,945,733
Total liabilities and stockholders’ equity	$66,728,864	$48,442,258

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December, 31
	2019	2018	2017
Revenue	$38,517,141	$30,438,983	$23,081,592
Cost of revenue	8,816,161	7,211,633	5,569,896
Gross profit	29,700,980	23,227,350	17,511,696
Operating expenses:
General and administrative	10,451,266	8,710,882	9,001,164
Sales and marketing	9,169,590	6,995,586	5,502,959
Research and development	1,432,719	1,517,112	1,722,564
Total operating expenses	21,053,575	17,223,580	16,226,687
Income from operations	8,647,405	6,003,770	1,285,009
Other income, net	395,912	193,537	111,377
Income before provision for income taxes	9,043,317	6,197,307	1,396,386
Provision for income tax (benefit) expense	(587,642)	(106,143)	896,622
Net income	$9,630,959	$6,303,450	$499,764
Net income per share:
Basic	$0.85	$0.59	$0.05
Diluted	$0.78	$0.52	$0.04
Weighted-average shares outstanding:
Basic	11,282,214	10,758,752	10,638,858
Diluted	12,276,444	12,110,117	11,720,316

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December, 31
	2019	2018	2017
Net income	$9,630,959	$6,303,450	$499,764
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $24,713, $(1,168) and $(10,039) respectively	80,659	(3,554)	(16,655)
Realized loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $2,671, $(7,269) and $(2,162) respectively	(8,093)	20,767	4,595
Other comprehensive income (loss)	72,566	17,213	(12,060)
Comprehensive income	$9,703,525	$6,320,663	$487,704

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2016	10,722,675	$1,072	$12,055,188	$19,869,714	$(36,849)	$31,889,125
Net income	—	—	—	499,764	—	499,764
Other comprehensive loss	—	—	—	—	(12,060)	(12,060)
Stock-based compensation	—	—	2,454,363	—	—	2,454,363
Net share settlement of restricted stock units	50,759	5	(158,145)	—	—	(158,140)
Exercise of stock options and warrants	33,054	3	76,363	—	—	76,366
Purchases and retirement of treasury stock	(209,922)	(20)	(1,818,521)	—	—	(1,818,541)
Cumulative effect from adoption of accounting standard update	—	—	13,933	(13,933)	—	—
Balances, December 31, 2017	10,596,566	$1,060	$12,623,181	$20,355,545	$(48,909)	$32,930,877
Net income	—	—	—	6,303,450	—	6,303,450
Other comprehensive income	—	—	—	—	17,213	17,213
Stock-based compensation	—	—	1,764,319	—	—	1,764,319
Net share settlement of restricted stock units	77,352	8	(309,569)	—	—	(309,561)
Exercise of stock options and warrants	315,193	31	1,239,404	—	—	1,239,435
Cumulative effect from adoption of accounting standard update	—	—	—	10,496	(10,496)	—
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	9,630,959	—	9,630,959
Other comprehensive income	—	—	—	—	72,566	72,566
Stock-based compensation	—	—	1,854,965	—	—	1,854,965
Net share settlement of restricted stock units	74,880	7	(473,150)	—	—	(473,143)
Exercise of stock options and warrants	701,884	71	2,493,244	—	—	2,493,315
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December, 31
	2019	2018	2017
Operating activities:
Net income	$9,630,959	$6,303,450	$499,764
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	31,338	15,833	(7,083)
Change in provision for excess and obsolete inventory	48,114	111,790	69,199
Depreciation and amortization	1,242,325	1,105,003	1,308,738
Write-off of non-trade accounts receivable	—	—	205,444
Stock-based compensation	1,854,965	1,764,319	2,454,363
Deferred income taxes, net	(596,755)	(144,430)	(150,657)
(Gain) loss on maturity of investments	(10,764)	28,036	6,757
Changes in operating assets and liabilities:
Accounts receivable	(3,114,649)	(446,896)	(201,591)
Inventory	123,680	(121,591)	(334,113)
Prepaid expenses and other current assets	(487,650)	(407,461)	(1,161,964)
Other assets	(171,002)	65,135	(13,860)
Accounts payable	149,319	34,161	(523,449)
Accrued payroll and benefits	363,888	289,985	477,070
Other accrued taxes	463,576	23,498	(9,592)
Warranty reserve	7,237	13,986	19,633
Deferred revenue	700,348	(5,885)	944,632
Other current liability	—	(150)	(12,063)
Prepaid income taxes, net of accrued income taxes	(3,055)	(1,252,768)	(155,310)
Other	859	—	—
Net cash provided by operating activities	10,232,733	7,376,015	3,415,918
Investing activities:
Purchases of investments	—	(1,124,512)	(2,693,739)
Proceeds from maturity of investments	3,687,000	2,905,000	2,495,004
Purchases of property and equipment	(368,281)	(228,315)	(775,574)
Capitalized intangible assets	(117,531)	(36,350)	(49,189)
Net cash provided by (used in) investing activities	3,201,188	1,515,823	(1,023,498)
Financing activities:
Proceeds from stock option and warrant exercises	2,493,315	1,239,435	76,366
Taxes paid for the net share settlement of restricted stock units	(473,143)	(309,561)	(158,140)
Purchases of treasury stock	—	—	(1,818,541)
Net cash provided by (used in) financing activities	2,020,172	929,874	(1,900,315)
Net increase in cash and cash equivalents	15,454,093	9,821,712	492,105
Cash and cash equivalents, beginning of year	28,027,688	18,205,976	17,713,871
Cash and cash equivalents, end of year	$43,481,781	$28,027,688	$18,205,976

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$1,375,714	$1,205,028
Right-of-use asset recognized in exchange for new lease obligation	$3,182,724	$—	$—
Operating and short-term lease payments recorded within cash flow from operating activities	$428,176	$418,772	$409,378

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

We are a leader in the development of innovative MRI compatible medical devices. We are the only known provider of a non-magnetic IV infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

Our 3880 MRI compatible patient vital signs monitoring system (“IRADIMED 3880”) has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room, including in very close proximity to the MRI scanner bore. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Other MRI compatible patient vital signs monitors are large and heavy, creating workflow issues for users. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; invasive blood pressure; patient temperature, and; optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

Our headquarters is located in Winter Springs, Florida.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, stock-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

Revenue Recognition

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer, which is typically at a point in time, except for our extended warranty agreements. We allocate the transaction price using the relative standalone selling price method. Customer sale prices for our MRI compatible IV infusion pump systems and related disposables and services are contractually fixed over the GPO contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

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

Our deferred revenue consists of advance payments received from customers prior to the transfer of products or services, shipments that are in-transit at the end of a period and sales of extended warranty agreements. Advance payments received from customers and shipments in-transit are recognized in revenue at the time control of the related products has been transferred to the customer or services have been delivered. Amounts related to extended warranty agreements are deferred and recognized in revenue ratably over the agreement period, which is typically one to four years after control of the related products is transferred to the customer, as we believe this recognition pattern best depicts the transfer of services being provided.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2019 and 2018, our allowance for doubtful accounts was $69,093 and $42,443, respectively.

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

Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses. Cash and cash equivalents and investments are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair values due to their short-term nature.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are generally three to five years for computer software and hardware and five to seven years for furniture, fixtures, machinery and equipment. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvements.

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

Long-lived Assets

Long-lived assets, including right-of-use assets, are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, technological obsolescence, unfavorable court rulings, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset groups are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates and operating margins. An impairment is recognized as the amount by which the carrying value is greater than the fair value of the asset or asset group.

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

Advertising and Marketing

For the years ended December 31, 2019, 2018 and 2017, these costs were $155,983, $123,451 and $118,975, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Stock-Based Compensation

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

We elect to recognize forfeitures as they occur.

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

Foreign Currency

Gains and losses from transactions denominated in currencies other than our functional currency are included in other income, net. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar and the Japanese Yen.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. GAAP. Comprehensive income includes unrealized gains and losses on our investments classified as available for sale.

Basic and Diluted Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Underwriters’ warrants, stock options and restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. See the Warrants portion of Note 9.

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2019	2018	2017
Net income	$9,630,959	$6,303,450	$499,764
Weighted-average shares outstanding — Basic	11,282,214	10,758,752	10,638,858
Effect of dilutive securities:
Underwriters’ warrants	55,361	92,486	—
Stock options	843,957	1,137,270	1,067,072
Restricted stock units	94,912	121,609	14,386
Weighted-average shares outstanding — Diluted	12,276,444	12,110,117	11,720,316
Basic net income per share	$0.85	$0.59	$0.05
Diluted net income per share	$0.78	$0.52	$0.04

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2019	2018	2017
Anti-dilutive stock options, warrants and restricted stock units	25,439	21,488	478,882

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

Our products require clearance from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were revoked or delayed or if we were unable to timely renew certain approvals for existing products, it would have a materially adverse impact on our business, results of operations and financial condition.

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

The impact of Topic 842 on our Balance Sheet beginning January 1, 2019 was through the recognition of an operating lease right-of-use asset and an operating lease liability. Amounts recognized at January 1, 2109 for operating leases were as follows:

January 1, 2019
Operating lease right-of-use asset	$3,182,724
Current portion of operating lease liability	$226,852
Operating lease liability, less current portion	$2,955,872

There was no impact to our Statements of Operations, Statements of Cash Flows or beginning retained earnings related to the adoption of Topic 842.

Recently Issued Accounting Pronouncements to be Implemented

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We do not expect ASU 2019-12 to have a material impact on financial condition, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on ASU 2016-03. The previously mentioned ASUs are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We do not expect the adoption of these ASUs to have a material impact on our financial condition, results of operations or cash flows.

2 — Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	For the Years Ended December 31,
	2019	2018	2017
United States	$30,930,267	$24,508,026	$19,500,680
International	7,586,874	5,930,957	3,580,912
Total revenue	$38,517,141	$30,438,983	$23,081,592

Revenue information by type is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Devices:
MRI compatible IV infusion pump system	$18,052,406	$14,536,998	$13,621,769
MRI compatible patient vital signs monitoring systems	9,709,233	6,655,618	1,848,616
Total Devices revenue	27,761,639	21,192,616	15,470,385
Disposables, services and other	8,914,822	7,728,624	6,613,999
Amortization of extended warranty agreements	1,840,680	1,517,743	997,208
Total revenue	$38,517,141	$30,438,983	$23,081,592

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2019	2018
Advance payments from customers	$12,765	$180,425
Shipments in-transit	4,250	9,582
Extended warranty agreements	4,284,872	3,415,782
Total	$4,301,887	$3,605,789

Changes in the contract liabilities during the period are as follows:

Deferred Revenue
Contract liabilities, December 31, 2017	$3,621,256
Increases due to cash received from customers	2,222,217
Decreases due to recognition of revenue	(2,237,684)
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	3,337,181
Decreases due to recognition of revenue	(2,641,083)
Contract liabilities, December 31, 2019	$4,301,887

Capitalized Contract Costs

Our total capitalized contract costs as of December 31, 2019 and December 31, 2018 were $352,250 and $181,248, respectively. Expense for the years ended December 31, 2019, 2018 and 2017 related to the amortization of capitalized contract costs were immaterial to our financial statements.

3 — Inventory

Inventory consists of:

	As of December 31,
	2019	2018
Raw materials	$2,939,451	$3,408,158
Work in process	229,479	305,562
Finished goods	697,483	557,566
Inventory before allowance for excess and obsolete	3,866,413	4,271,286
Allowance for excess and obsolete	(224,852)	(211,843)
Total	$3,641,561	$4,059,443

4 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2019	2018
Computer software and hardware	$627,624	$555,292
Furniture and fixtures	1,112,550	901,415
Leasehold improvements	225,841	202,026
Machinery and equipment	1,778,524	2,184,015
Tooling in-process	163,105	58,263
	3,907,644	3,901,011
Accumulated depreciation	(1,853,838)	(2,031,450)
Total	$2,053,806	$1,869,561

Depreciation and amortization expense of property and equipment was $501,218, $470,395 and $362,872 for the years ended December 31, 2019, 2018 and 2017, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2019	2018
United States	$1,689,740	$1,439,545
International	364,066	430,016
Total property and equipment, net	$2,053,806	$1,869,561

Long-lived assets held outside of the United States consist principally of tooling, which is a component of property and equipment, net.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2019	2018
Patents — in use	$304,270	$304,270
Patents — in process	120,581	73,164
Internally developed software — in use	867,569	867,569
Internally developed software — in process	80,721	13,723
Trademarks	26,133	23,017
	1,399,274	1,281,743
Accumulated amortization	(539,187)	(449,224)
Total	$860,087	$832,519

Amortization expense of intangible assets was $89,963, $89,333 and $82,399 for the years ended December 31, 2019, 2018 and 2017, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2020	$89,963
2021	$89,963
2022	$89,392
2023	$88,740
2024	$88,439

6 — Investments

Our investments consisted of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$2,258,686	$29,123	$—	$2,287,809
International corporations	471,139	9,339	—	480,478
Total	$2,729,825	$38,462	$—	$2,768,287

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$5,487,645	$—	$58,309	$5,429,336
International corporations	918,417	2,162	—	920,579
Total	$6,406,062	$2,162	$58,309	$6,349,915

As of December 31, 2019, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$471,139	$480,478
1 to 3 years	2,258,686	2,287,809
Total	$2,729,825	$2,768,287

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at December 31, 2019
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$2,287,809	$—	$2,287,809	$—
International corporations	480,478	—	480,478	—
Total	$2,768,287	$—	$2,768,287	$—

	Fair Value at December 31, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$5,429,336	$—	$5,429,336	$—
International corporations	920,579	—	920,579	—
Total	$6,349,915	$—	$6,349,915	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2019 or 2018.

8 — Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income (loss) relates to unrealized gains and (losses) on our investments and activity is as follows:

Unrealized Gains (Losses) on Available-For-Sale Securities
Balance at December 31, 2016	$(36,849)
Losses, net	(16,655)
Reclassification realized in net earnings	4,595
Balance at December 31, 2017	$(48,909)
Losses, net	(3,554)
Reclassification realized in net earnings	20,767
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at December 31, 2018	$(42,192)
Gains, net	80,659
Reclassification realized in net earnings	(8,093)
Balance at December 31, 2019	$30,374

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. As of December 31, 2019, there were 198,966 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	For the Years Ended December 31,
	2019	2018	2017
Cost of revenue	$256,924	$279,221	$214,325
General and administrative	1,167,161	1,000,002	1,670,015
Sales and marketing	348,603	329,644	441,931
Research and development	82,277	155,452	128,092
Total stock-based compensation expense	$1,854,965	$1,764,319	$2,454,363

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding beginning of period	1,129,463	$2.29	4.2	$25,052,908

Options granted	50,000	21.13
Options exercised	(539,853)	1.60
Options cancelled	(750)	26.33
Options expired	—	—
Outstanding end of period	638,860	$4.31	4.3	$12,192,995
Exercisable	586,985	$2.84	3.9	$12,067,647

As of December 31, 2019, we had $538,991 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.6 years. The total grant date fair value of stock options that vested during the year ended December 31, 2019 was $101,387. The total intrinsic value of options exercised during the year ended December 31, 2019, 2018 and 2017 was $11,870,492, $6,071,319 and $268,053, respectively.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $11.84. No options were granted during the year ended December 31, 2018. The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 was $11.10. For the years ended December 31, 2019, 2018 and 2017, we estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December, 31
	2019	2018	2017
Volatility	59.1%	—%	92.0%
Expected term (years)	6.3	—	6.3
Risk-free interest rate	1.5%	—%	1.4%
Dividend yield	0.0%	—%	0.0%

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	226,501	$15.89
Granted	178,657	$21.88
Vested	(93,989)	$16.41
Cancelled	(14,121)	$15.11
Unvested at December 31, 2019	297,048	$19.36

As of December 31, 2019, we had $5,261,330 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.

Warrants

Associated with our IPO completed on July 21, 2014, we issued Underwriters Warrants (the “Warrants”) to purchase up to a total of 201,600 shares of our common stock. The grant date aggregate fair value of the Warrants was $611,000. The Warrants were exercisable, in whole or in part, commencing July 21, 2015 through July 21, 2017. The Warrants were exercisable at $8.125 per share, or 130 percent of the public offering price per share of our common stock in the IPO. On the grant date, we classified the Warrants as equity and incremental direct costs associated with our IPO. Accordingly, the issuance of the Warrants had no impact on our financial statements.

On July 17, 2017, our Board of Directors approved a modification to the Warrants. This modification extended the expiration date of the Warrants from July 17, 2017 to July 17, 2019 and revised the strike price from $8.125 to $10.05. The fair value of the amended Warrants was $2.42 per share as measured using the Black-Scholes options pricing model. Related to this modification, we recognized a $380,452 charge to earnings during the year ended December 31, 2017. This charge is included in general and administrative expense in our Statements of Operations. During the year ended December 31, 2019, 162,031 warrants were exercised. As of December 31, 2019, no Warrants remained outstanding.

10 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2019	2018	2017
Interest income	$388,801	$238,106	$122,575
Realized gain (losses) on maturities of investments	10,764	(29,308)	(6,761)
Foreign currency exchange losses	(3,653)	(15,261)	(4,437)
Total other income, net	$395,912	$193,537	$111,377

11 — Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Current taxes:
U.S. federal	$(47,831)	$740	$862,725
State	58,379	37,547	186,993
Total current tax expense	10,548	38,287	1,049,718
Deferred taxes:
U.S. federal	(544,384)	(128,905)	(92,788)
State	(53,806)	(15,525)	(60,308)
Total deferred tax benefit	(598,190)	(144,430)	(153,096)
Provision for income tax (benefit) expense	$(587,642)	$(106,143)	$896,622

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	As of December 31,
	2019	2018
Deferred income tax assets (liabilities):
Stock compensation	$790,357	$927,282
Deferred revenue	446,562	499,307
Reserves and allowances	257,549	197,355
Research and development credits carryforward	146,320	43,391
Net operating loss carryforward	688,084	26,767
Depreciation and amortization	(619,528)	(611,269)
Other, net	(45,929)	5,869
Total deferred income taxes, net	$1,663,415	$1,088,702

As of December 31, 2019, we recorded a U.S. federal net operating loss carryforward of $613,610, which has an indefinite carryforward period, and is primarily related to tax windfalls associated with the exercise and vesting of equity awards. Additionally, as of December 31, 2019, we recorded a state net operating loss carryforward of $74,474, which expires in various years between 2031 and 2039.

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	34.0%
Tax Cuts and Jobs Act	—	—	33.9
Tax (windfalls) deficiencies on exercise and vesting of equity awards	(17.1)	(21.8)	5.4
Stock compensation expense	(9.8)	(0.2)	5.3
State taxes, net of federal benefit	0.1	(0.1)	5.1
Permanent items	1.2	0.5	4.4
Provision to return adjustments	(1.1)	(0.3)	(9.5)
Domestic production activities deduction	—	—	(7.2)
Research and development credits	(0.8)	(0.8)	(7.2)
Effective rate	(6.5)%	(1.7)%	64.2%

As of December 31, 2019 and December 31, 2018, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service (“IRS”). The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2016 and subsequent years and various other U.S. state income taxes for 2015 and subsequent years.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax from 34.0 percent to 21.0 percent effective January 1, 2018. The 2017 Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes that began in 2018, including repeal of the domestic production activities deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures and additional limitations on the deductibility of executive compensation. As a result of the 2017 Act, our deferred tax assets and deferred tax liabilities were revalued to reflect the reduction in the U.S. corporate income tax rate from 34.0 percent to 21.0 percent, resulting in a $473,899 increase in income tax expense for the year ended December 31, 2017.

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

We have only one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our Chairman of the Board and Chief Technology Officer, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise the remaining five-year option, resulting in a remaining lease term of 9.4 years as of December 31, 2019. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

Year Ended December 31, 2019
Cost of revenue	$186,139
General and administrative	184,177
Sales and marketing	10,417
Research and development	28,861
Total	$409,594

Lease costs for short-term leases were immaterial for the year ended December 31, 2019.

Maturity of Operating lease liability as of December 31, 2019 is as follows:

2020	$409,596
2021	409,596
2022	409,596
2023	409,596
2024	409,596
Thereafter	1,809,050
Total lease payments	3,857,030
Imputed interest	(901,157)
Present value of lease liability	$2,955,873

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

Undiscounted future minimum lease payments under noncancelable operating leases as of December 31, 2018 as determined prior to the adoption of ASC 842 are as follows:

2019	$170,664
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total minimum lease payments	$170,664

13 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $374,979, $293,669 and $232,129, respectively, for the years ended December 31, 2019, 2018 and 2017. Employer contributions vest immediately.

14 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $3,208,174 at December 31, 2019. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2019.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

15 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2019, there was no preferred stock issued or outstanding.

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