Form 10-Q
period 2020-03-31
IRADIMED CORP
filed 2020-05-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 12,049,978 shares of common stock, par value $0.0001 per share, outstanding as of May 1, 2020.

IRADIMED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,636,348	$43,481,781
Accounts receivable, net of allowance for doubtful accounts of $104,547 as of March 31, 2020 and $69,093 as of December 31, 2019	5,851,843	7,293,303
Investments	2,782,162	2,768,287
Inventory, net	4,214,961	3,641,561
Prepaid expenses and other current assets	753,334	407,802
Prepaid income taxes	2,271,948	1,370,947
Total current assets	60,510,596	58,963,681
Property and equipment, net	2,099,778	2,053,806
Intangible assets, net	901,378	860,087
Operating lease right-of-use asset	2,897,007	2,955,873
Deferred income taxes, net	1,692,445	1,663,415
Other assets	266,757	232,002
Total assets	$68,367,961	$66,728,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$873,332	$993,742
Accrued payroll and benefits	1,623,375	2,166,209
Other accrued taxes	126,826	596,576
Warranty reserve	89,685	81,761
Deferred revenue	1,814,209	1,671,420
Current portion of operating lease liability	244,474	240,843
Other current liability	108,421	108,421
Total current liabilities	4,880,322	5,858,972
Deferred revenue	2,773,802	2,630,467
Operating lease liability, less current portion	2,652,533	2,715,030
Total liabilities	10,306,657	11,204,469
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 11,970,937 shares issued and outstanding as of March 31, 2020 and 11,765,875 shares issued and outstanding as of December 31, 2019	1,197	1,177
Additional paid-in capital	19,949,639	19,192,394
Retained earnings	38,069,661	36,300,450
Accumulated other comprehensive income	40,807	30,374
Total stockholders’ equity	58,061,304	55,524,395
Total liabilities and stockholders’ equity	$68,367,961	$66,728,864

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$8,677,541	$8,437,593
Cost of revenue	2,213,730	2,047,827
Gross profit	6,463,811	6,389,766
Operating expenses:
General and administrative	2,862,727	2,412,696
Sales and marketing	2,433,567	2,110,652
Research and development	430,282	352,573
Total operating expenses	5,726,576	4,875,921
Income from operations	737,235	1,513,845
Other income, net	98,502	92,574
Income before provision for income taxes	835,737	1,606,419
Provision for income tax benefit	(933,474)	(239,146)
Net income	$1,769,211	$1,845,565
Net income per share:
Basic	$0.15	$0.17
Diluted	$0.14	$0.15
Weighted average shares outstanding:
Basic	11,891,428	11,029,639
Diluted	12,365,605	12,227,696

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$1,769,211	$1,845,565
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense of $3,442 and $11,656, respectively	10,433	35,317
Realized loss on available-for-sale securities reclassified to net income, net of tax benefit of $0 and $949, respectively	—	2,877
Other comprehensive income	10,433	38,194
Comprehensive income	$1,779,644	$1,883,759

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Common stock:
Balance at beginning of period	$1,177	$1,099
Net share settlement of restricted stock units	1	—
Exercise of stock options and warrants	19	15
Balance at end of period	1,197	1,114

Additional paid-in capital:
Balance at beginning of period	19,192,394	15,317,335
Stock compensation expense	568,958	382,353
Net share settlement of restricted stock units	(133,873)	(22,507)
Exercise of stock options and warrants	322,160	456,724
Balance at end of period	19,949,639	16,133,905

Retained earnings:
Balance at beginning of period	36,300,450	26,669,491
Net income	1,769,211	1,845,565
Balance at end of period	38,069,661	28,515,056

Accumulated other comprehensive income:
Balance at beginning of period	30,374	(42,192)
Other comprehensive income	10,433	38,194
Balance at end of period	40,807	(3,998)

Total stockholders’ equity	$58,061,304	$44,646,077

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$1,769,211	$1,845,565
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	36,756	21,450
Change in provision for excess and obsolete inventory	128,143	120,529
Depreciation and amortization	344,784	387,081
Stock-based compensation	568,958	382,353
Deferred income taxes, net	(32,472)	59,048
Loss on maturities of investments	—	3,826
Changes in operating assets and liabilities:
Accounts receivable	1,404,704	(1,140,008)
Inventory	(560,996)	(333,546)
Prepaid expenses and other current assets	(538,093)	(665,862)
Other assets	(60,614)	(4,891)
Accounts payable	(266,644)	375,202
Accrued payroll and benefits	(542,834)	(378,354)
Other accrued taxes	(469,750)	(46,832)
Warranty reserve	7,924	(341)
Deferred revenue	308,559	338,078
Prepaid income taxes	(901,001)	(298,094)
Net cash provided by operating activities	1,196,635	665,204
Investing activities:
Proceeds from maturity of investments	—	650,000
Purchases of property and equipment	(166,593)	(82,943)
Capitalized intangible assets	(63,782)	(9,724)
Net cash (used in) provided by investing activities	(230,375)	557,333
Financing activities:
Proceeds from exercises of stock options	322,179	456,739
Taxes paid related to the net share settlement of equity awards	(133,872)	(22,507)
Net cash provided by financing activities	188,307	434,232
Net increase in cash and cash equivalents	1,154,567	1,656,769
Cash and cash equivalents, beginning of period	43,481,781	28,027,688
Cash and cash equivalents, end of period	$44,636,348	$29,684,457
Supplemental disclosure of cash flow information:
Right-of-use asset recognized in exchange for new lease obligation	$—	$3,182,724
Operating and short-term lease payments recorded within cash flow from operating activities	$107,081	$106,659

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

COVID-19 Considerations

We are subject to risks and uncertainties as a result of the spread of COVID-19. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict. Our future results of operations and liquidity could be adversely impacted by delays in payments, supply chain disruptions, and uncertain demand. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods is uncertain.

Recent Accounting Pronouncements

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

Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
United States	$6,322,106	$7,073,735
International	2,355,435	1,363,858
Total revenue	$8,677,541	$8,437,593

Revenue information by type is as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Devices:
MRI compatible IV infusion pump system	$2,664,834	$4,192,754
MRI compatible patient vital signs monitoring systems	2,888,703	1,766,608
Total Devices revenue	5,553,537	5,959,362
Disposables, services and other	2,662,713	2,036,674
Amortization of extended warranty agreements	461,291	441,557
Total revenue	$8,677,541	$8,437,593

Contract Liabilities

Our contract liabilities consist of:

	March 31, 2020	December 31, 2019
	(unaudited)
Advance payments from customers	$35,306	$12,765
Shipments in-transit	22,345	4,250
Extended warranty agreements	4,530,360	4,284,872
Total	$4,588,011	$4,301,887

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	779,048
Decreases due to recognition of revenue	(492,924)
Contract liabilities, March 31, 2020	$4,588,011

Deferred Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	813,298
Decreases due to recognition of revenue	(652,564)
Contract liabilities, March 31, 2019	$3,766,523

Capitalized Contract Costs

Our capitalized contract costs consist of:

	March 31, 2020	December 31, 2019
	(unaudited)
Capitalized contract costs	$412,863	$352,250

Expense related to the amortization of capitalized contract costs was $28,169 and $22,713 for the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net income	$1,769,211	$1,845,565
Weighted-average shares outstanding — Basic	11,891,428	11,029,639
Effect of dilutive securities:
Underwriters’ warrants	—	99,814
Stock options	414,439	996,303
Restricted stock units	59,738	101,940
Weighted-average shares outstanding — Diluted	12,365,605	12,227,696
Basic net income per share	$0.15	$0.17
Diluted net income per share	$0.14	$0.15

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Anti-dilutive stock options and restricted stock units	62,904	7,123

4 — Inventory

Inventory consists of:

	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$3,513,972	$2,939,451
Work in process	282,198	229,479
Finished goods	647,509	697,483
Inventory before allowance for excess and obsolete	4,443,679	3,866,413
Allowance for excess and obsolete	(228,718)	(224,852)
Total	$4,214,961	$3,641,561

5 — Property and Equipment

Property and equipment consist of:

	March 31, 2020	December 31, 2019
	(unaudited)
Computer software and hardware	$647,988	$627,624
Furniture and fixtures	1,117,693	1,112,550
Leasehold improvements	225,841	225,841
Machinery and equipment	1,796,394	1,778,524
Tooling in-process	291,642	163,105
	4,079,558	3,907,644
Accumulated depreciation	(1,979,780)	(1,853,838)
Total	$2,099,778	$2,053,806

Depreciation expense of property and equipment was $126,308 and $124,341 for the three months ended March 31, 2020 and 2019, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
United States	$1,757,458	$1,689,740
International	342,320	364,066
Total property and equipment, net	$2,099,778	$2,053,806

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31, 2020	December 31, 2019
	(unaudited)
Patents — in use	$304,270	$304,270
Patents — in process	139,641	120,581
Internally developed software — in use	867,569	867,569
Internally developed software — in process	124,808	80,721
Trademarks	26,768	26,133
	1,463,056	1,399,274
Accumulated amortization	(561,678)	(539,187)
Total	$901,378	$860,087

Amortization expense of intangible assets was $22,491 for the three months ended March 31, 2020 and 2019.

Expected annual amortization expense for the remaining portion of 2020 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months ending December 31, 2020	$67,472
2021	89,963
2022	89,392
2023	88,740
2024	88,439
2025	87,446

7 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$2,258,686	$45,342	$—	$2,304,028
International corporations	471,139	6,995	—	478,134
Total	$2,729,825	$52,337	$—	$2,782,162

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
U.S. corporations	$2,258,686	$29,123	$—	$2,287,809
International corporations	471,139	9,339	—	480,478
Total	$2,729,825	$38,462	$—	$2,768,287

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

	Fair Value at March 31, 2020
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$2,304,028	$—	$2,304,028	$—
International corporations	478,134	—	478,134	—
Total	$2,782,162	$—	$2,782,162	$—

	Fair Value at December 31, 2019
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds:
U.S. corporations	$2,287,809	$—	$2,287,809	$—
International corporations	480,478	—	480,478	—
Total	$2,768,287	$—	$2,768,287	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019 are as follows:

Unrealized (Losses) Gains on Available-For-Sale Securities
Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	10,433
Reclassification realized in net earnings	—
Balance at March 31, 2020	$40,807

Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	35,317
Reclassification realized in net earnings	2,877
Balance at March 31, 2019	$(3,998)

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cost of revenue	$58,254	$62,524
General and administrative	362,152	219,705
Sales and marketing	130,955	82,131
Research and development	17,597	17,993
Total	$568,958	$382,353

As of March 31, 2020, we had $500,552 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years. As of March 31, 2020, we had $4,805,263 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2020 (shares):

	Stock Options	Restricted Stock Units
Outstanding beginning of period	638,860	297,048
Awards granted	—	18,129
Awards exercised/vested	(190,540)	(19,844)
Awards canceled	(500)	(25,724)
Outstanding end of period	447,820	269,609

11 — Income Taxes

For the three months ended March 31, 2020, we recorded a provision for income tax benefit of $(933,474). Our effective tax rate was (111.7) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback the net operating loss to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three months ended March 31, 2019, we recorded a provision for income tax benefit of $(239,146). Our effective tax rate was (14.9) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation, partially offset by U.S. state tax expense.

As of March 31, 2020 and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. The Company is subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2016 and subsequent years and various other U.S. state income taxes for 2015 and subsequent years.

12 — Leases

We have only one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our Chairman of the Board and Chief Technology Officer, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five-year options, resulting in a remaining lease term of 9.2 years as of March 31, 2020. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$46,535	$46,535
General and administrative	46,044	46,044
Sales and marketing	2,604	2,605
Research and development	7,215	7,215
Total	$102,398	$102,399

Lease costs for short-term leases were immaterial for the three months ended March 31, 2020.

Maturity of Operating Lease Liability as of March 31, 2020 is as follows:

Nine months ending December 31, 2020	$307,197
2021	409,596
2022	409,596
2023	409,596
2024	409,596
Thereafter	1,809,050
Total lease payments	3,754,631
Imputed interest	(857,624)
Present value of lease liability	$2,897,007

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $3,631,996 and $3,208,174 as of March 31, 2020 and December 31, 2019, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition (“MD&A”) supplements the MD&A in the Company’s Annual Report filed on Form 10-K. The MD&A should be read in conjunction with the “Risk Factors” section contained in Part II, Item 1A of this Quarterly Report, our condensed financial statements and accompanying footnotes, the Form 10-K and the cautionary information regarding forward-looking statements at the beginning of this section.

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

Historical selling cycles for our devices have varied widely and are typically three to six months in duration. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our products to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

Financial Highlights

Our revenue increased $0.3 million, or 2.8 percent, to $8.7 million for the first quarter ended March 31, 2020, compared to $8.4 million for the first quarter last year. Net income was $1.8 million, or $0.14 per diluted share in the first quarter ended March 31, 2020, compared to $1.8 million, or $0.15 per diluted share in the first quarter last year.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers, for an indefinite period of time. Considering the significant uncertainties created by COVID-19, we have withdrawn our 2020 financial guidance.

We have taken several steps to support the health and well-being of our employees as a result of the pandemic, including:

•	Restricted the travel of our field sales and clinical support teams.

•	Implemented remote working arrangements where possible for a portion of our staff.

•	Adopted more stringent cleaning procedures at our headquarters and manufacturing facility.

•	Adopted policies guaranteeing a portion of compensation for employees that are subject to variable compensation plans and allowing all employees to donate their accrued time off to other employees unable to work due to COVID-19 issues.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption across the globe and has and will likely continue to adversely affect our business. Much of the sales cycle for products recognized in revenue during the first quarter 2020 was completed in the fourth quarter 2019. Additionally, as we progressed through the first quarter 2020, and the impact of COVID-19 continued to spread throughout the world, we experienced an acceleration in the decline of customer orders for our products as our customers began to defer decisions to purchase our products into future periods. Also during this time, many of our hospital customers began restricting access to healthcare workers only, diminishing our ability to generate sales, which may delay the timing of future orders and may result in declining revenue for the remaining portion of 2020.

Our business may also be adversely impacted as a result of the pandemic’s global economic impact. For example, hospitals may curtail their overall capital spending, or we may be unable to collect receivables from customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods from sales of our disposables and extended maintenance contracts, particularly if experienced on a sustained basis.

We believe that our current cash, cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

We will continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interest of our employees, customers, partners, suppliers, and stockholders, or as required by federal, state, or local authorities.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition;

•	Accounts receivable and allowance for doubtful accounts;

•	Inventory carried at the lower of cost or net realizable value;

•	Stock-based compensation; and

•	Income taxes.

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2020.

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

	Percent of Revenue Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	25.5	24.3
Gross profit	74.5	75.7
Operating expenses:
General and administrative	33.0	28.6
Sales and marketing	28.0	25.0
Research and development	5.0	4.2
Total operating expenses	66.0	57.8
Income from operations	8.5	17.9
Other income, net	1.1	1.1
Income before provision for income taxes	9.6	19.0
Provision for income tax benefit	(10.8)	(2.8)
Net income	20.4%	21.9%

Three Months Ended March 31, 2020 and 2019

Revenue by Geographic Region

	Three Months Ended March 31,
	2020	2019	Change
United States	$6,322,106	$7,073,735	(10.6)%
International	2,355,435	1,363,858	72.7%
Total revenue	$8,677,541	$8,437,593	2.8%

Revenue by Type

	Three Months Ended March 31,
	2020	2019	Change
Devices:
MRI compatible IV infusion pump system	$2,664,834	$4,192,754	(36.4)%
MRI compatible patient vital signs monitoring systems	2,888,703	1,766,608	63.5%
Total Devices revenue	5,553,537	5,959,362	(6.8)%
Disposables, services and other	2,662,713	2,036,674	30.7%
Amortization of extended maintenance contracts	461,291	441,557	4.5%
Total revenue	$8,677,541	$8,437,593	2.8%

For the three months ended March 31, 2020, revenue increased $0.3 million, or 2.8 percent, to $8.7 million from $8.4 million for the same period in 2019.

Revenue from sales in the U.S. decreased $(0.8) million, or (10.6) percent, to $6.3 million from $7.1 million for the same period in 2019. Revenue from sales internationally increased $1.0 million, or 72.7 percent, to $2.4 million from $1.4 million for the same period in 2019. Domestic sales accounted for 72.9 percent of revenue in the first quarter 2020, compared to 83.8 percent in the first quarter 2019.

Revenue from sales of devices decreased $(0.4) million, or (6.8) percent, to $5.6 million from $6.0 million for the same period in 2019.

The average selling price of our MRI compatible IV infusion pump system during the three months ended March 31, 2020 was approximately $29,900, compared to approximately $35,800 for the same period in 2019. The decrease in ASP relates to higher international sales of our MRI compatible IV infusion pump recognized in revenue when compared to the same period in 2019.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended March 31, 2020 was approximately $35,400, compared to approximately $37,400 for the same period in 2019. The decrease in ASP relates to higher international sales of our 3880 MRI compatible patient vital signs monitoring system recognized in revenue when compared to the same period in 2019.

Revenue from sales of our disposables, services and other increased $0.7 million, or 30.7 percent, to $2.7 million from $2.0 million for the same period in 2019. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 4.5%, to $0.5 million from $0.4 million for the same period in 2019.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2020	2019
Revenue	$8,677,541	$8,437,593
Cost of revenue	2,213,730	2,047,827
Gross profit	$6,463,811	$6,389,766
Gross profit percentage	74.5%	75.7%

For the three months ended March 31, 2020, cost of revenue increased $0.2 million, or 8.1 percent, to $2.2 million from $2.0 million for the same period in 2019. Gross profit increased $0.1 million, or 1.2 percent, to $6.5 million for the first quarter 2020 from $6.4 million for the same period in 2019. The increase in cost of revenue and gross profit is primarily due to higher revenue. Gross profit margin was 74.5 percent for first quarter 2020, compared to 75.7 percent for the first quarter 2019. The decrease in gross profit margin is due to higher international revenue as a percent of total revenue, partially offset by unfavorable inventory costing adjustments recognized during the first quarter 2019.

Operating Expenses

	Three Months Ended March 31,
	2020	2019
General and administrative	$2,862,727	$2,412,696
Percentage of revenue	33.0%	28.6%
Sales and marketing	$2,433,567	$2,110,652
Percentage of revenue	28.0%	25.0%
Research and development	$430,282	$352,573
Percentage of revenue	5.0%	4.2%

General and Administrative

For the three months ended March 31, 2020, general and administrative expense increased $0.5 million, or 18.7 percent, to $2.9 million from $2.4 million for the same period last year. This increase is primarily due to higher expenses related to payroll and employee benefits costs resulting from increased headcount, stock compensation and legal and professional expenses.

Sales and Marketing

For the three months ended March 31, 2020, sales and marketing expense increased $0.3 million, or 15.3 percent, to $2.4 million from $2.1 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits costs resulting from increased headcount, partially offset by lower sales commissions expense.

Research and Development

For the three months ended March 31, 2020 and 2019, research and development expense was consistent at $0.4 million resulting from higher expenses related to payroll and employee benefits costs due to increased headcount and recruiting costs, offset by lower expenses related to consulting and outside engineering services.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2020 and 2019, we reported other income of approximately $99,000 and $93,000, respectively. This increase is primarily due to higher interest income.

Income Taxes

For the three months ended March 31, 2020, we recorded a provision for income tax benefit of $(933,474). Our effective tax rate was (111.7) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback the net operating loss to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three months ended March 31, 2019, we recorded a provision for income tax benefit of $(239,146). Our effective tax rate was (14.9) percent and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation, partially offset by U.S. state tax expense.

As of March 31, 2020 and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of March 31, 2020, we had cash, cash equivalents and investments of $47.4 million, stockholders’ equity of $58.1 million, and working capital of $55.6 million. As of December 31, 2019, we had cash and cash equivalents and investments of $46.3 million, stockholders’ equity of $55.5 million, and working capital of $53.1 million.

We believe that our current cash, cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$1,196,635	$665,204
Net cash (used in) provided by investing activities	(230,375)	557,333
Net cash provided by financing activities	188,307	434,232

Cash provided by operating activities increased $0.5 million to $1.2 million for the three months ended March 31, 2020, compared to $0.7 million for the same period in 2019. During the quarter ended March 31, 2020, cash provided by operations was positively impacted by cash inflows from accounts receivable and deferred revenue, and negatively impacted by prepaid income taxes, inventory, accrued payroll and benefits, and prepaid expenses and other current asssets.

Cash used in investing activities was $(0.2) million for the three months ended March 31, 2020 primarily due to purchases of property and equipment and the capitalization of intangible assets. For the three months ended March 31, 2019, cash provided by investing activities as $0.6 million primarily due to proceeds from the maturities of investments, partially offset by purchases of property and equipment.

Cash provided by financing activities decreased $(0.2) million to $0.2 million for the three months ended March 31, 2020, compared to $0.4 million for the same period in 2019. This decrease primarily relates to lower cash inflows from the exercise of stock options and higher cash outflows for taxes paid for the net share settlement of restricted stock units.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our Chairman of the Board and Chief Technology Officer, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

Under our amended and restated bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. Based on our historical experience and the estimated probability of future loss, we have determined that the estimated fair value of these indemnities is not material to our financial position or results of operations and have not recorded a liability for these agreements as of March 31, 2020. We had no other off-balance sheet arrangements during the three months ended March 31, 2020 or for the year ended December 31, 2019 that had, or are reasonably likely to have, a material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2019.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2020 and 2019.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2020, we had $2.8 million in corporate bonds, with $0.5 million maturing in less than 1 year and $2.3 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2020, we expect the corresponding change in fair value of our investments would be approximately $32,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2020. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Financial Condition

Our business, financial condition and operations may be materially adversely affected by the COVID-19 pandemic or other public health crises.

The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shut downs and other restrictions, has and will likely continue to adversely affect our business in a number of ways. To respond to the demands of managing COVID-19 and the resulting economic uncertainties, healthcare organizations may be forced to adjust spending priorities by increasing spending related to COVID-19, which may have a significant effect on the demand and available budget for our products. The financial strains on healthcare systems may also lead to an increased risk of delays in customer payments. In addition, a recession resulting from the spread of COVID-19 could materially affect our business, especially if a recession results in higher unemployment causing potential patients to not have access to health insurance. Our ability to generate sales may be further disrupted by hospitals restricting access to hospital workers only. A decline in operating results could limit our generation of capital resources and cause financial stress if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by the severity and duration of the pandemic and its impact on the U.S. and global economy.

In addition to adversely impacting demand for our products, COVID-19 or other public health crises could have an adverse impact on our manufacturing capacity, supply chains, and distribution systems as we and other businesses and governments take preventative and precautionary measures designed to slow the spread of COVID-19. We could experience other negative impacts of COVID-19 relating to lack of availability of our key personnel or temporary closures of our office or the facilities of our suppliers or third-party service providers.

The future progression of the COVID-19 pandemic and its resulting impacts on our customers, sales activity, supply chain and distribution networks are highly uncertain at this time. However, the foregoing and other disruptions as a result of COVID-19 could have a material adverse effect on our business, operating results and financial condition, especially to the extent these impacts persist or exacerbate over an extended period of time.

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics, particularly since we have experienced an increasing concentration of sales in the Asia-Pacific region. The recent COVID-19 outbreak has negatively impacted our revenues recently and may continue to do so in the future. With respect to our international distributors, some customers that are implementing heightened security policies may inhibit the inability of our international distributors to access hospitals for purposes of selling our products and may cause delays of orders for our products and negatively affect our revenues.

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

At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread or may recur at a later time and, should that limit our ability to timely sell and distribute our products or cause supply disruptions, it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. A decline in operating results could limit our generation of capital resources and cause financial stresses if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. Further, future new product launches may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Our MRI compatible medical devices are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities, such as spending related to COVID-19, may have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue. Additionally, changes to reimbursement policies by third-party payors could also decrease demand for our products and related services and reduce our revenue.

Any failure in our efforts to access and educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products could significantly limit our product sales.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Furthermore, portions of GAAP require the use of fair value models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position and operating results.

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

U.S. healthcare policy and changes thereto, including the Patient Protection and Affordable Care Act, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), enacted in 2010, implemented changes that significantly impacted the medical device industry. Beginning on January 1, 2013, the Affordable Care Act imposed a 2.3 percent excise tax on sales of products defined as “medical devices” by the regulations of the FDA. We believe that all our current products are “medical devices” within the meaning of the FDA regulations. On December 18, 2015, under the Consolidated Appropriations Act of 2015, the medical device excise tax was suspended for two years beginning on January 1, 2016. New legislation passed in January 2018 further suspended the medical device excise tax through December 31, 2019, however, in December 2019, the medical device excise tax was repealed. As a result of the repeal and the prior suspensions, sales of taxable medical devices after December 31, 2015 are not subject to the tax. While this tax has been repealed, Congress could enact future legislation or further change the law related to the medical devise excise tax in a manner that could negatively impact our operating results. The financial impact such future taxes could have on our business is unclear.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. The Budget Resolution is not a law; however, it was widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, the 2020 federal spending package permanently eliminated the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage, effective January 2020 and the health insurance tax, effective January 2021. The potential impact of these efforts to repeal or defer and delay enforcement of the PPACA on our business remains unclear.

With enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the tax penalty associated with the “individual mandate” portion of the PPACA. The repeal of the penalty associated with this provision, which requires most Americans to carry a minimal level of health insurance, became effective in January 2019. Following the repeal of the tax penalty, in December 2019 the U.S. Court of Appeals for the 5th Circuit in Texas v. U.S. upheld a lower court ruling that the individual mandate in the PPACA is no longer constitutional, and the 5th Circuit court remanded the case back to the lower court for additional analysis on whether the remainder of the PPACA must be struck down as unconstitutional. In March 2020, the U.S. Supreme Court agreed to review the constitutionality of the individual mandate and the PPACA as a whole, granting certiorari in California v. Texas. A decision in this case is expected in 2021. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. Because of the continued uncertainty about the implementation of the PPACA, including the outcome of California v. Texas and the potential for further legal challenges or repeal of the PPACA, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business, prospects, financial condition or results of operations.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

IRADIMED CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRADIMED CORPORATION

Dated: May 7, 2020	/s/ Leslie McDonnell
	By:	Leslie McDonnell
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

