Form 10-Q
period 2020-06-30
IRADIMED CORP
filed 2020-08-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-36534

IRADIMED CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

(407) 677-8022

(Registrant’s telephone number, including area code)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.0001	IRMD	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

The registrant had 12,242,757 shares of common stock, par value $0.0001 per share, outstanding as of August 1, 2020.

IRADIMED CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to respond and adapt to unexpected hospital, legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as changes in hospital treatment and financial practices, shelter-in-place orders, travel, social distancing and quarantine policies, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products;
●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the FDA or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the U.S. Food & Drug Administration (“FDA”), including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;

●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,457,652	$43,481,781
Accounts receivable, net of allowance for doubtful accounts of $107,820 as of June 30, 2020 and $69,093 as of December 31, 2019	4,505,599	7,293,303
Investments	2,326,186	2,768,287
Inventory, net	4,868,721	3,641,561
Prepaid expenses and other current assets	657,679	407,802
Prepaid income taxes	2,268,898	1,370,947
Total current assets	60,084,735	58,963,681
Property and equipment, net	2,227,020	2,053,806
Intangible assets, net	937,131	860,087
Operating lease right-of-use asset	2,837,253	2,955,873
Deferred income taxes, net	2,492,124	1,663,415
Other assets	246,474	232,002
Total assets	$68,824,737	$66,728,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703,530	$993,742
Accrued payroll and benefits	1,693,504	2,166,209
Other accrued taxes	508,125	596,576
Warranty reserve	88,372	81,761
Deferred revenue	1,873,090	1,671,420
Current portion of operating lease liability	248,159	240,843
Other current liability	139,562	108,421
Total current liabilities	5,254,342	5,858,972
Deferred revenue	2,617,075	2,630,467
Operating lease liability, less current portion	2,589,094	2,715,030
Total liabilities	10,460,511	11,204,469
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,197,837 shares issued and outstanding as of June 30, 2020 and 11,765,875 shares issued and outstanding as of December 31, 2019	1,220	1,177
Additional paid-in capital	22,351,673	19,192,394
Retained earnings	35,957,391	36,300,450
Accumulated other comprehensive income	53,942	30,374
Total stockholders’ equity	58,364,226	55,524,395
Total liabilities and stockholders’ equity	$68,824,737	$66,728,864

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$6,794,692	$9,225,596	$15,472,233	$17,663,189
Cost of revenue	1,864,587	1,858,288	4,078,317	3,906,115
Gross profit	4,930,105	7,367,308	11,393,916	13,757,074
Operating expenses:
General and administrative	5,002,427	2,460,372	7,865,154	4,873,068
Sales and marketing	2,374,134	2,199,823	4,807,701	4,310,475
Research and development	482,654	331,310	912,936	683,883
Total operating expenses	7,859,215	4,991,505	13,585,791	9,867,426
(Loss) income from operations	(2,929,110)	2,375,803	(2,191,875)	3,889,648
Other income, net	17,852	78,025	116,354	170,599
(Loss) income before provision for income taxes	(2,911,258)	2,453,828	(2,075,521)	4,060,247
Provision for income tax (benefit) expense	(798,988)	364,987	(1,732,462)	125,841
Net (loss) income	$(2,112,270)	$2,088,841	$(343,059)	$3,934,406
Net (loss) income per share:
Basic	$(0.17)	$0.19	$(0.03)	$0.35
Diluted	$(0.17)	$0.17	$(0.03)	$0.32
Weighted average shares outstanding:
Basic	12,076,399	11,163,506	11,983,913	11,096,942
Diluted	12,076,399	12,226,660	11,983,913	12,227,949

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(2,112,270)	$2,088,841	$(343,059)	$3,934,406
Other comprehensive income:
Change in fair value of available-for-sale securities, net of tax expense of $4,227 and $8,671 for the three months ended June 30, 2020 and 2019, respectively, and $7,669 and $20,327 for the six months ended June 30, 2020 and 2019, respectively	19,797	27,301	30,230	62,618
Realized (gain) loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $2,199 and $12 for the three months ended June 30, 2020 and 2019, respectively, and $2,199 and $(937) for the six months ended June 30, 2020 and 2019, respectively	(6,662)	(36)	(6,662)	2,841
Other comprehensive income	13,135	27,265	23,568	65,459
Comprehensive (loss) income	$(2,099,135)	$2,116,106	$(319,491)	$3,999,865

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,769,211	—	1,769,211
Other comprehensive income	—	—	—	—	10,433	10,433
Stock-based compensation expense	—	—	568,958	—	—	568,958
Net share settlement of restricted stock units	14,521	1	(133,873)	—	—	(133,872)
Exercise of stock options	190,541	19	322,160	—	—	322,179
Balances, March 31, 2020	11,970,937	$1,197	$19,949,639	$38,069,661	$40,807	$58,061,304
Net loss	—	—	—	(2,112,270)	—	(2,112,270)
Other comprehensive income	—	—	—	—	13,135	13,135
Stock-based compensation expense	—	—	2,658,632	—	—	2,658,632
Net share settlement of restricted stock units	76,381	8	(725,393)	—	—	(725,385)
Exercise of stock options	150,519	15	468,795	—	—	468,810
Balances, June 30, 2020	12,197,837	$1,220	$22,351,673	$35,957,391	$53,942	$58,364,226

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	1,845,565	—	1,845,565
Other comprehensive income	—	—	—	—	38,194	38,194
Stock-based compensation expense	—	—	382,353	—	—	382,353
Net share settlement of restricted stock units	4,322	—	(22,507)	—	—	(22,507)
Exercise of stock options	150,763	15	456,724	—	—	456,739
Balances, March 31, 2019	11,144,196	$1,114	$16,133,905	$28,515,056	$(3,998)	$44,646,077
Net income	—	—	—	2,088,841	—	2,088,841
Other comprehensive income	—	—	—	—	27,265	27,265
Stock-based compensation expense	—	—	468,436	—	—	468,436
Net share settlement of restricted stock units	23,331	3	(125,708)	—	—	(125,705)
Exercise of stock options	28,875	3	43,505	—	—	43,508
Balances, June 30, 2019	11,196,402	$1,120	$16,520,138	$30,603,897	$23,267	$47,148,422

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net (loss) income	$(343,059)	$3,934,406
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for doubtful accounts	40,029	15,124
Change in provision for excess and obsolete inventory	35,376	115,600
Depreciation and amortization	668,823	672,676
Stock-based compensation	3,227,590	850,789
Deferred income taxes, net	(834,179)	35,574
(Gain) loss on maturities of investments	(8,861)	3,778
Changes in operating assets and liabilities:
Accounts receivable	2,747,675	(1,682,525)
Inventory	(1,360,074)	(494,108)
Prepaid expenses and other current assets	(674,047)	(600,485)
Other assets	(26,402)	(10,830)
Accounts payable	(319,583)	178,912
Accrued payroll and benefits	(472,705)	(243,044)
Other accrued taxes	(88,451)	(80,451)
Warranty reserve	6,611	533
Deferred revenue	255,298	371,317
Other current liability	31,141	—
(Prepaid ) accrued income taxes	(897,951)	78,366
Net cash provided by operating activities	1,987,231	3,145,632
Investing activities:
Proceeds from maturity of investments	480,000	1,050,000
Purchases of property and equipment	(300,558)	(118,962)
Capitalized intangible assets	(122,534)	(34,399)
Net cash provided by investing activities	56,908	896,639
Financing activities:
Proceeds from exercises of stock options	790,989	500,247
Taxes paid related to the net share settlement of equity awards	(859,257)	(148,212)
Net cash (used in) provided by financing activities	(68,268)	352,035
Net increase in cash and cash equivalents	1,975,871	4,394,306
Cash and cash equivalents, beginning of period	43,481,781	28,027,688
Cash and cash equivalents, end of period	$45,457,652	$32,421,994
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$12,000
Right-of-use asset recognized in exchange for new lease obligation	$—	$3,182,724
Operating and short-term lease payments recorded within cash flow from operating activities	$214,877	$213,336

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Certain Significant Risks and Uncertainties

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

COVID-19 Considerations

We are subject to risks and uncertainties as a result of the spread of COVID-19. We have experienced a decline in operating results, which has limited our generation of capital resources. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict. Our future results of operations and liquidity could be adversely impacted by delays in payments from customers, supply chain disruptions, and uncertain demand. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods is uncertain.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
United States	$4,642,916	$7,561,054	$10,965,022	$14,634,788
International	2,151,776	1,664,542	4,507,211	3,028,401
Total revenue	$6,794,692	$9,225,596	$15,472,233	$17,663,189

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$1,875,159	$4,550,542	$4,539,993	$8,743,296
MRI Compatible Patient Vital Signs Monitoring Systems	1,927,473	1,891,031	4,546,988	3,657,639
Total Devices Revenue	3,802,632	6,441,573	9,086,981	12,400,935
Disposables, services and other	2,535,548	2,313,755	5,467,449	4,350,428
Amortization of extended warranty agreements	456,512	470,268	917,803	911,826
Total revenue	$6,794,692	$9,225,596	$15,472,233	$17,663,189

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2020	2019
	(unaudited)
Advance payments from customers	$19,471	$12,765
Shipments in-transit	67,021	4,250
Extended warranty agreements	4,403,673	4,284,872
Total	$4,490,165	$4,301,887

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	1,236,658
Decreases due to recognition of revenue	(1,048,380)
Contract liabilities, June 30, 2020	$4,490,165

Deferred
Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	1,646,638
Decreases due to recognition of revenue	(1,396,920)
Contract liabilities, June 30, 2019	$3,855,507

Capitalized Contract Costs

Our capitalized contract costs consist of:

	June 30,	December 31,
	2020	2019
	(unaudited)
Capitalized contract costs	$378,652	$352,250

Expense related to the amortization of capitalized contract costs for the three and six months ended June 30, 2020 and 2019 were immaterial to our financial statements.

3 — Basic and Diluted Net (Loss) Income per Share

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

The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net (loss) income	$(2,112,270)	$2,088,841	$(343,059)	$3,934,406
Weighted-average shares outstanding — Basic	12,076,399	11,163,506	11,983,913	11,096,942
Effect of dilutive securities:
Underwriters’ warrants	—	92,898	—	96,482
Stock Options	—	880,908	—	938,135
Restricted Stock Units	—	89,348	—	96,390
Weighted-average shares outstanding — Diluted	12,076,399	12,226,660	11,983,913	12,227,949
Basic net (loss) income per share	$(0.17)	$0.19	$(0.03)	$0.35
Diluted net (loss) income per share	$(0.17)	$0.17	$(0.03)	$0.32

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	399,772	6,639	479,499	6,895

4 — Inventory

Inventory consists of:

	June 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	$3,819,597	$2,939,451
Work in process	315,133	229,479
Finished goods	908,411	697,483
Inventory before allowance for excess and obsolete	5,043,141	3,866,413
Allowance for excess and obsolete	(174,420)	(224,852)
Total	$4,868,721	$3,641,561

5 — Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2020	2019
	(unaudited)
Computer software and hardware	$667,609	$627,624
Furniture and fixtures	1,233,227	1,112,550
Leasehold improvements	225,841	225,841
Machinery and equipment	1,801,315	1,778,524
Tooling in-process	407,119	163,105
	4,335,111	3,907,644
Accumulated depreciation	(2,108,091)	(1,853,838)
Total	$2,227,020	$2,053,806

Depreciation expense of property and equipment was $127,945 and $126,653 for the three months ended June 30, 2020 and 2019, respectively, and $254,253 and $250,994 for the six months ended June 30, 2020 and 2019, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2020	2019
	(unaudited)
United States	$1,899,118	$1,689,740
International	327,902	364,066
Total property and equipment, net	$2,227,020	$2,053,806

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2020	2019
	(unaudited)
Patents — in use	$325,434	$304,270
Patents — in process	127,369	120,581
Internally developed software — in use	867,569	867,569
Internally developed software — in process	174,414	80,721
Trademarks	27,022	26,133
	1,521,808	1,399,274
Accumulated amortization	(584,677)	(539,187)
Total	$937,131	$860,087

Amortization expense of intangible assets was $22,999 and $22,490 for the three months ended June 30, 2020 and 2019, respectively, and $45,490 and $44,981 for the six months ended June 30, 2020 and 2019, respectively.

Expected annual amortization expense for the remaining portion of 2020 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31, 2020	$45,999
2021	$91,998
2022	$91,427
2023	$90,775
2024	$90,474
2025	$89,481

7 — Investments

Our investments consist of corporate bonds that we have classified as available-for-sale and are summarized in the following tables:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds:
U.S. corporations	$2,258,686	$67,500	$—	$2,326,186
Total	$2,258,686	$67,500	$—	$2,326,186

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds:
U.S. corporations	$2,258,686	$29,123	$—	$2,287,809
International corporations	471,139	9,339	—	480,478
Total	$2,729,825	$38,462	$—	$2,768,287

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at June 30, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds:
U.S. corporations	$2,326,186	$—	$2,326,186	$—
Total	$2,326,186	$—	$2,326,186	$—

	Fair Value at December 31, 2019
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds:
U.S. corporations	$2,287,809	$—	$2,287,809	$—
International corporations	480,478	—	480,478	—
Total	$2,768,287	$—	$2,768,287	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2020 and 2019 are as follows:

Unrealized
(Losses)
Gains on
Available-For-Sale
Securities
Balance at March 31, 2020	$40,807
Gains on available-for-sale securities, net	19,797
Reclassification realized in net earnings	(6,662)
Balance at June 30, 2020	$53,942

Balance at March 31, 2019	$(3,998)
Gains on available-for-sale securities, net	27,301
Reclassification realized in net earnings	(36)
Balance at June 30, 2019	$23,267

The components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2020 and 2019 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	30,230
Reclassification realized in net earnings	(6,662)
Balance at June 30, 2020	$53,942

Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	62,618
Reclassification realized in net earnings	2,841
Balance at June 30, 2019	$23,267

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of revenue	$58,253	$58,319	$116,507	$120,843
General and administrative	2,500,634	303,375	2,862,786	523,080
Sales and marketing	77,572	87,168	208,527	169,299
Research and development	22,173	19,574	39,770	37,567
Total	$2,658,632	$468,436	$3,227,590	$850,789

As of June 30, 2020, we had $2,599,720 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2020 (shares):

	Stock	Restricted
	Options	Stock Units
Outstanding beginning of period	638,860	297,048
Awards granted	—	18,129
Awards exercised/vested	(341,059)	(128,878)
Awards canceled	(3,500)	(27,851)
Outstanding end of period	294,301	158,448

11 — Income Taxes

For the three and six months ended June 30, 2020, we recorded a provision for income tax benefit of $(798,988) and $(1,732,462), respectively. Our effective tax rate was 27.4 percent and 83.5 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit, partially offset by a limitation on the deductibility of certain executive compensation associated with the separation of our former Chief Executive Officer. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback net operating losses to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three and six months ended June 30, 2019, we recorded a provision for income tax expense of $364,987 and $125,841, respectively. Our effective tax rate was 14.9 percent and 3.1 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

As of June 30, 2020 and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the U.S. Federal jurisdiction and many U.S. state jurisdictions. The Company is subject to income tax examinations for our U.S. Federal and certain U.S. state income taxes for 2016 and subsequent years and various other U.S. state income taxes for 2015 and subsequent years.

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five-year options, resulting in a remaining lease term of 8.9 years as of June 30, 2020. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of revenue	$46,535	$46,534	$93,070	$93,069
General and administrative	46,044	46,045	92,088	92,089
Sales and marketing	2,603	2,604	5,208	5,209
Research and development	7,215	7,216	14,430	14,431
Total	$102,397	$102,399	$204,796	$204,798

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2020 and 2019.

Maturity of Operating Lease Liability as of June 30, 2020 is as follows:

Six months ending December 31, 2020	$204,798
2021	409,596
2022	409,596
2023	409,596
2024	409,596
Thereafter	1,809,050
Total lease payments	3,652,232
Imputed interest	(814,979)
Present value of lease liability	$2,837,253

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $2,258,175 and $3,208,174 as of June 30, 2020 and December 31, 2019, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019 and the cautionary information regarding forward-looking statements at the beginning of this Quarterly Report.

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

Financial Highlights

Our revenue decreased $(2.4) million, or (26.3) percent, to $6.8 million for the second quarter ended June 30, 2020, compared to $9.2 million for the second quarter last year. Net loss was $(2.1) million, or $(0.17) per diluted share in the second quarter ended June 30, 2020, compared to net income of $2.1 million, or $0.17 per diluted share in the second quarter last year.

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

We have taken several steps to support the health and well-being of our employees as a result of the pandemic, including:

●	Restricted the travel of our field sales and clinical support teams;
●	Implemented remote and flexible working arrangements where possible for a portion of our staff;
●	Adopted more stringent cleaning procedures at our headquarters and manufacturing facility; and
●	Adopted a policy guaranteeing a portion of compensation for employees that are subject to variable compensation plans for the three months ended June 30, 2020. We also adopted a policy allowing all employees to donate their accrued time off to other employees unable to work due to COVID-19 issues.

The COVID-19 pandemic has resulted in significant economic disruption across the globe and has and will likely continue to adversely affect our business. Many of our hospital customers have and will likely continue to restrict access to healthcare workers only, diminishing our ability to generate sales, which may delay the timing of future orders and may result in declining revenue for the remaining portion of 2020. Resulting from hospitals restricting access to their facilities, we have made certain investments in equipment to facilitate virtual meetings to enhance our selling process and perform product demonstrations and training.

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

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

●	Revenue recognition;
●	Accounts receivable and allowance for doubtful accounts;

●	Inventory carried at the lower of cost or net realizable value;
●	Stock-based compensation; and
●	Income taxes.

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2020.

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

	Percent of Revenue		Percent of Revenue
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.4	20.1	26.4	22.1
Gross profit	72.6	79.9	73.6	77.9
Operating expenses:
General and administrative	73.6	26.7	50.8	27.6
Sales and marketing	34.9	23.8	31.1	24.4
Research and development	7.1	3.6	5.9	3.9
Total operating expenses	115.7	54.1	87.8	55.9
(Loss) income from operations	(43.1)	25.8	(14.2)	22.0
Other income, net	0.3	0.8	0.8	1.0
(Loss) income before provision for income taxes	(42.8)	26.6	(13.4)	23.0
Provision for income tax (benefit) expense	(11.8)	4.0	(11.2)	0.7
Net (loss) income	(31.1)%	22.6%	(2.2)%	22.3%

Revenue by Geographic Region

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
United States	$4,642,916	$7,561,054	(38.6)%	$10,965,022	$14,634,788	(25.1)%
International	2,151,776	1,664,542	29.3%	4,507,211	3,028,401	48.8%
Total Revenue	$6,794,692	$9,225,596	(26.3)%	$15,472,233	$17,663,189	(12.4)%

Revenue by Type

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$1,875,159	$4,550,542	(58.8)%	$4,539,993	$8,743,296	(48.1)%
MRI Compatible Patient Vital Signs Monitoring Systems	1,927,473	1,891,031	1.9%	4,546,988	3,657,639	24.3%
Total Devices Revenue	3,802,632	6,441,573	(41.0)%	9,086,981	12,400,935	(26.7)%
Disposables, services and other	2,535,548	2,313,755	9.6%	5,467,449	4,350,428	25.7%
Amortization of extended warranty agreements	456,512	470,268	(2.9)%	917,803	911,826	0.7%
Total revenue	$6,794,692	$9,225,596	(26.3)%	$15,472,233	$17,663,189	(12.4)%

For the three months ended June 30, 2020, revenue decreased $(2.4) million, or (26.3) percent, to $6.8 million from $9.2 million for the same period in 2019.

Revenue from sales in the U.S. decreased $(3.0) million, or (38.6) percent, to $4.6 million for the second quarter 2020, from $7.6 million for the second quarter 2019. Revenue from sales internationally increased $0.5 million, or 29.3 percent, to $2.2 million for the second quarter 2020, from $1.7 million for the second quarter 2019. Domestic sales accounted for 68.3 percent of revenue for the second quarter 2020, compared to 82.0 percent for the second quarter 2019.

Revenue from sales of devices decreased $(2.6) million, or (41.0) percent, to $3.8 million for the three months ended June 30, 2020, from $6.4 million for the same period in 2019.

The average selling price of our MRI compatible IV infusion pump system during the three months ended June 30, 2020 was approximately $30,200, compared to approximately $35,300 for the same period in 2019. The decrease in ASP relates to higher international sales of our MRI compatible IV infusion pump recognized in revenue when compared to the same period in 2019.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended June 30, 2020 was approximately $30,600, compared to approximately $32,200 for the same period in 2019. The decrease in ASP relates to higher international sales of our 3880 MRI compatible patient vital signs monitoring system recognized in revenue when compared to the same period in 2019.

Revenue from sales of our disposables, services and other increased $0.2 million, or 9.6 percent, to $2.5 million from $2.3 million for the same period in 2019. Revenue from the amortization of extended maintenance contracts was consistent at $0.5 million for the three months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, revenue decreased $(2.2) million, or (12.4) percent, to $15.5 million from $17.7 million for the same period in 2019.

Revenue from sales in the U.S. decreased $(3.6) million, or (25.1) percent, to $11.0 million for the six months ended June 30, 2020, from $14.6 million for the same period in 2019. Revenue from sales internationally increased $1.5 million, or 48.8 percent, to $4.5 million for the six months ended June 30, 2020, from $3.0 million for the same period in 2019. Domestic sales accounted for 70.9 percent of revenue for the six months ended June 30, 2020, compared to 82.9 percent for the same period 2019.

Revenue from sales of devices decreased $(3.3) million, or (26.7) percent, to $9.1 million for the six months ended June 30, 2020, from $12.4 million for the same period in 2019.

The average selling price of our MRI compatible IV infusion pump system during the six months ended June 30, 2020 was approximately $30,100, compared to approximately $35,500 for the same period in 2019. The decrease in ASP relates to higher international sales of our MRI compatible IV infusion pump recognized in revenue when compared to the same period in 2019.

The average selling price of our MRI compatible patient vital signs monitoring system during the six months ended June 30, 2020 was approximately $33,100, compared to approximately $34,600 for the same period in 2019. The decrease in ASP relates to higher international sales of our 3880 MRI compatible patient vital signs monitoring system recognized in revenue when compared to the same period in 2019.

Revenue from sales of our disposables, services and other increased $1.1 million, or 25.7 percent, to $5.5 million from $4.4 million for the same period in 2019. Revenue from the amortization of extended maintenance contracts was consistent at $0.9 million for the six months ended June 30, 2020 and 2019.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$6,794,692	$9,225,596	$15,472,233	$17,663,189
Cost of revenue	1,864,587	1,858,288	4,078,317	3,906,115
Gross profit	$4,930,105	$7,367,308	$11,393,916	$13,757,074
Gross profit percentage	72.6%	79.9%	73.6%	77.9%

For the three months ended June 30, 2020 and 2019, cost of revenue was consistent at $1.9. Gross profit decreased $(2.5) million, or (33.1) percent, to $4.9 million for the second quarter 2020 from $7.4 million for the same period in 2019. The decrease in gross profit is primarily due to lower revenue and unfavorable overhead variances.

Gross profit margin was 72.6 percent for second quarter 2020, compared to 79.9 percent for the second quarter 2019. The decrease in gross profit margin is due to higher international revenue as a percent of total revenue and unfavorable overhead variances.

For the six months ended June 30, 2020, cost of revenue increased $0.2 million, or 4.4 percent, to $4.1 million from $3.9 million for the same period in 2019. Gross profit decreased $(2.4) million, or (17.2) percent, to $11.4 million for the six months ended June 30, 2020 from $13.8 million for the same period in 2019. The increase in cost of revenue and decrease in gross profit is primarily due to lower revenue and unfavorable overhead variances.

Gross profit margin was 73.6 percent for the six months ended June 30, 2020, compared to 77.9 percent for the same period in 2019. The decrease in gross profit margin is due to higher international revenue as a percent of total revenue and unfavorable overhead variances.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$5,002,427	$2,460,372	$7,865,154	$4,873,068
Percentage of revenue	73.6%	26.7%	50.8%	27.6%
Sales and marketing	$2,374,134	$2,199,823	$4,807,701	$4,310,475
Percentage of revenue	34.9%	23.8%	31.1%	24.4%
Research and development	$482,654	$331,310	$912,936	$683,883
Percentage of revenue	7.1%	3.6%	5.9%	3.9%

General and Administrative

For the three months ended June 30, 2020, general and administrative expense increased $2.5 million, or 103.3 percent, to $5.0 million from $2.5 million for the same period last year. This increase is primarily due to higher expenses from stock and cash compensation related to the separation of our former Chief Executive Officer, and partially offset by lower legal and professional expenses. During the three months ended June 30, 2020, the Company recognized total general and administrative expense of $2.8 million related to our former Chief Executive Officer, of which $2.7 million relates to the separation.

For the six months ended June 30, 2020, general and administrative expense increased $3.0 million, or 61.4 percent, to $7.9 million from $4.9 million for the same period last year. This increase is primarily due to higher expenses from stock and cash compensation related to the separation of our former Chief Executive Officer, higher payroll and benefits costs related to higher headcount, partially offset by lower legal and professional expenses. During the six months ended June 30, 2020, the Company recognized total general and administrative expense of $3.2 million related to our former Chief Executive Officer, of which $2.7 million relates to the separation.

Sales and Marketing

For the three months ended June 30, 2020, sales and marketing expense increased $0.2 million, or 7.9 percent, to $2.4 million from $2.2 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits costs resulting from increased headcount and higher sales commissions expense, partially offset by lower sales activities expenses.

For the six months ended June 30, 2020, sales and marketing expense increased $0.5 million, or 11.5 percent, to $4.8 million from $4.3 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits costs resulting from increased headcount, partially offset by lower sales activities expenses.

Research and Development

For the three months ended June 30, 2020 and 2019, research and development expense increased $0.2 million, or 45.7 percent, to $0.5 million from $0.3 million for the same period last year. This increase is primarily the result of higher expenses related to payroll and employee benefits costs due to increased headcount.

For the six months ended June 30, 2020 and 2019, research and development expense increased $0.2 million, or 33.5 percent, to $0.9 million from $0.7 million for the same period last year. This increase is primarily the result of higher expenses related to payroll and employee benefits costs due to increased headcount and higher employee recruiting expenses, partially offset by lower consulting expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2020 and 2019, we reported other income of approximately $18,000 and $78,000, respectively. This decrease is primarily due to lower interest income.

For the six months ended June 30, 2020 and 2019, we reported other income of approximately $116,000 and $171,000, respectively. This decrease is primarily due to lower interest income.

Income Taxes

For the three and six months ended June 30, 2020, we recorded a provision for income tax benefit of $(798,988) and $(1,732,462), respectively. Our effective tax rate was 27.4 percent and 83.5 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit, partially offset by a limitation on the deductibility of certain executive compensation associated with the separation of our previous Chief Executive Officer. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback net operating losses to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three and six months ended June 30, 2019, we recorded a provision for income tax expense of $364,987 and $125,841, respectively. Our effective tax rate was 14.9 percent and 3.1 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

As of June 30, 2020 and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the U.S. Federal jurisdiction and many U.S. state jurisdictions. The Company is subject to income tax examinations for our U.S. Federal and certain U.S. state income taxes for 2016 and subsequent years and various other U.S. state income taxes for 2015 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of June 30, 2020, we had cash and investments of $47.8 million, stockholders’ equity of $58.4 million, and working capital of $54.8 million. As of December 31, 2019, we had cash and investments of $46.3 million, stockholders’ equity of $55.5 million, and working capital of $53.1 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$1,987,231	$3,145,632
Net cash provided by investing activities	56,908	896,639
Net cash (used in) provided by financing activities	(68,268)	352,035

Cash provided by operating activities decreased $(1.1) million to $2.0 million for the six months ended June 30, 2020, compared to $3.1 million for the same period in 2019. During the six months ended June 30, 2020, cash provided by operations was positively impacted by cash inflows from accounts receivable and deferred revenue, and negatively impacted by inventory, prepaid income taxes, prepaid expenses and other current assets, accrued payroll and benefits, and accounts payable.

Cash provided by investing activities decreased $(0.8) million to $0.1 million for the six months ended June 30, 2020, compared to $0.9 million for the same period in 2019. This decrease is due to proceeds from the maturity of investments, partially offset by purchases of property and equipment and the capitalization of intangible assets.

Cash used in financing activities was $(0.1) million for the six months ended June 30, 2020 resulting from taxes paid for the net share settlement of restricted stock units, partially offset by proceeds from the exercise of stock options. For the six months ended June 30, 2019, cash provided by financing activities was $0.4 million resulting from proceeds from the exercise of stock options, partially offset by taxes paid for the net share settlement of restricted stock units.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our Chairman of the Board and Chief Executive Officer, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2020 and 2019.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2020, we had $2.3 million in corporate bonds, with $1.0 million maturing in less than 1 year and $1.3 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2020, we expect the corresponding change in fair value of our investments would be approximately $27,000. This is based on sensitivity analyses performed on our financial position as of June 30, 2020. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as in other documents we file with the SEC. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our business, financial condition and operations may be materially adversely affected by the COVID-19 pandemic or other public health crises.

The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shut downs and other restrictions, has and will likely continue to adversely affect our business in a number of ways. To respond to the demands of managing COVID-19 and the resulting economic uncertainties, healthcare organizations may be forced to adjust spending priorities by increased spending related to COVID-19, which may have a significant effect on the demand and available budget for our products and related services. The financial strains on healthcare systems may also lead to an increased risk of delays in customer payments. In addition, a recession resulting from the spread of COVID-19 could materially affect our business, especially if a recession results in higher unemployment causing potential patients to not have access to health insurance. Our ability to generate sales may be further disrupted by hospitals restricting access to hospital workers only. A decline in operating results has limited and could further limit our generation of capital resources and cause financial stress if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by the severity and duration of the pandemic and its impact on the U.S. and global economy.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1+	Iradimed Corporation Amended and Restated 2014 Equity Incentive Plan.
10.2+

Separation Agreement and General Release, dated May 28, 2020, by and between Iradimed Corporation and Leslie McDonnell (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on June 18, 2020).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
+	Indicates a management contract or compensatory plan arrangement.
*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

IRADIMED CORPORATION

Dated: August 6, 2020	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)