Form 10-Q
period 2020-09-30
IRADIMED CORP
filed 2020-11-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The registrant had 12,269,524 shares of common stock, par value $0.0001 per share, outstanding as of November 1, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,549,619	$43,481,781
Accounts receivable, net of allowance for doubtful accounts of $43,286 as of September 30, 2020 and $69,093 as of December 31, 2019	4,252,329	7,293,303
Investments	2,320,407	2,768,287
Inventory, net	4,589,741	3,641,561
Prepaid expenses and other current assets	475,039	407,802
Prepaid income taxes	3,716,442	1,370,947
Total current assets	62,903,577	58,963,681
Property and equipment, net	2,164,391	2,053,806
Intangible assets, net	975,879	860,087
Operating lease right-of-use asset	2,776,599	2,955,873
Deferred income taxes, net	1,346,214	1,663,415
Other assets	258,457	232,002
Total assets	$70,425,117	$66,728,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580,309	$993,742
Accrued payroll and benefits	1,642,772	2,166,209
Other accrued taxes	123,196	596,576
Warranty reserve	87,059	81,761
Deferred revenue	1,956,180	1,671,420
Current portion of operating lease liability	251,901	240,843
Other current liability	108,421	108,421
Accrued income taxes	10,390	—
Total current liabilities	4,760,228	5,858,972
Deferred revenue	2,423,733	2,630,467
Operating lease liability, less current portion	2,524,698	2,715,030
Total liabilities	9,708,659	11,204,469
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,269,123 shares issued and outstanding as of September 30, 2020 and 11,765,875 shares issued and outstanding as of December 31, 2019	1,227	1,177
Additional paid-in capital	23,636,433	19,192,394
Retained earnings	37,032,037	36,300,450
Accumulated other comprehensive income	46,761	30,374
Total stockholders’ equity	60,716,458	55,524,395
Total liabilities and stockholders’ equity	$70,425,117	$66,728,864

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$7,699,096	$9,963,299	$23,171,329	$27,626,488
Cost of revenue	1,958,036	2,168,208	6,036,353	6,074,323
Gross profit	5,741,060	7,795,091	17,134,976	21,552,165
Operating expenses:
General and administrative	2,196,935	2,609,722	10,062,089	7,482,790
Sales and marketing	2,282,491	2,297,002	7,090,192	6,607,477
Research and development	476,876	369,526	1,389,812	1,053,409
Total operating expenses	4,956,302	5,276,250	18,542,093	15,143,676
Income (loss) from operations	784,758	2,518,841	(1,407,117)	6,408,489
Other income, net	9,352	110,064	125,706	280,663
Income (loss) before provision for income taxes	794,110	2,628,905	(1,281,411)	6,689,152
Provision for income tax (benefit) expense	(280,536)	174,035	(2,012,998)	299,876
Net income	$1,074,646	$2,454,870	$731,587	$6,389,276
Net income per share:
Basic	$0.09	$0.22	$0.06	$0.57
Diluted	$0.09	$0.20	$0.06	$0.52
Weighted average shares outstanding:
Basic	12,243,362	11,369,404	12,071,027	11,188,761
Diluted	12,493,309	12,309,948	12,414,932	12,248,102

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$1,074,646	$2,454,870	$731,587	$6,389,276
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(1,402) and $4,429 for the three months ended September 30, 2020 and 2019, respectively, and $9,071 and $24,756 for the nine months ended September 30, 2020 and 2019, respectively	(7,181)	11,615	23,049	74,233
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $0 and $1,895 for the three months ended September 30, 2020 and 2019, respectively, and $2,199 and $958 for the nine months ended September 30, 2020 and 2019, respectively	—	(5,742)	(6,662)	(2,901)
Other comprehensive (loss) income	(7,181)	5,873	16,387	71,332
Comprehensive income	$1,067,465	$2,460,743	$747,974	$6,460,608

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,769,211	—	1,769,211
Other comprehensive income	—	—	—	—	10,433	10,433
Stock-based compensation expense	—	—	568,958	—	—	568,958
Net share settlement of restricted stock units	14,521	1	(133,873)	—	—	(133,872)
Exercise of stock options	190,541	19	322,160	—	—	322,179
Balances, March 31, 2020	11,970,937	$1,197	$19,949,639	$38,069,661	$40,807	$58,061,304
Net loss	—	—	—	(2,112,270)	—	(2,112,270)
Other comprehensive income	—	—	—	—	13,135	13,135
Stock-based compensation expense	—	—	2,658,632	—	—	2,658,632
Net share settlement of restricted stock units	76,381	8	(725,393)	—	—	(725,385)
Exercise of stock options	150,519	15	468,795	—	—	468,810
Balances, June 30, 2020	12,197,837	$1,220	$22,351,673	$35,957,391	$53,942	$58,364,226
Net income	—	—	—	1,074,646	—	1,074,646
Other comprehensive income	—	—	—	—	(7,181)	(7,181)
Stock-based compensation expense	—	—	416,525	—	—	416,525
Net share settlement of restricted stock units	8,245	1	(63,491)	—	—	(63,490)
Exercise of stock options	63,041	6	931,726	—	—	931,732
Balances, September 30, 2020	12,269,123	$1,227	$23,636,433	$37,032,037	$46,761	$60,716,458

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	1,845,565	—	1,845,565
Other comprehensive income	—	—	—	—	38,194	38,194
Stock-based compensation expense	—	—	382,353	—	—	382,353
Net share settlement of restricted stock units	4,322	—	(22,507)	—	—	(22,507)
Exercise of stock options	150,763	15	456,724	—	—	456,739
Balances, March 31, 2019	11,144,196	$1,114	$16,133,905	$28,515,056	$(3,998)	$44,646,077
Net income	—	—	—	2,088,841	—	2,088,841
Other comprehensive income	—	—	—	—	27,265	27,265
Stock-based compensation expense	—	—	468,436	—	—	468,436
Net share settlement of restricted stock units	23,331	3	(125,708)	—	—	(125,705)
Exercise of stock options	28,875	3	43,505	—	—	43,508
Balances, June 30, 2019	11,196,402	$1,120	$16,520,138	$30,603,897	$23,267	$47,148,422
Net income	—	—	—	2,454,870	—	2,454,870
Other comprehensive income	—	—	—	—	5,873	5,873
Stock-based compensation expense	—	—	455,641	—	—	455,641
Net share settlement of restricted stock units	121	—	(1,186)	—	—	(1,186)
Exercise of stock options	234,944	23	1,709,255	—	—	1,709,278
Balances, September 30, 2019	11,431,467	$1,143	$18,683,848	$33,058,767	$29,140	$51,772,898

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$731,587	$6,389,276
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	41,786	27,532
Change in provision for excess and obsolete inventory	29,209	104,407
Depreciation and amortization	999,812	961,597
Stock-based compensation	3,644,115	1,306,430
Deferred income taxes, net	310,329	26,071
Gain on maturities of investments	(8,861)	(3,859)
Changes in operating assets and liabilities:
Accounts receivable	2,999,188	(2,742,517)
Inventory	(1,062,455)	(570,242)
Prepaid expenses and other current assets	(642,982)	(547,694)
Other assets	(40,899)	(150,386)
Accounts payable	(468,615)	293,810
Accrued payroll and benefits	(523,437)	434,328
Other accrued taxes	(473,380)	(48,216)
Warranty reserve	5,298	2,973
Deferred revenue	119,658	537,700
(Prepaid) accrued income taxes	(2,335,105)	261,805
Other	(3,820)	859
Net cash provided by operating activities	3,321,428	6,283,874
Investing activities:
Proceeds from maturity of investments	480,000	2,522,000
Purchases of property and equipment	(349,283)	(196,369)
Capitalized intangible assets	(184,281)	(59,912)
Net cash (used in) provided by investing activities	(53,564)	2,265,719
Financing activities:
Proceeds from exercises of stock options	1,722,721	2,209,525
Taxes paid related to the net share settlement of equity awards	(922,747)	(149,398)
Net cash provided by financing activities	799,974	2,060,127
Net increase in cash and cash equivalents	4,067,838	10,609,720
Cash and cash equivalents, beginning of period	43,481,781	28,027,688
Cash and cash equivalents, end of period	$47,549,619	$38,637,408
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$12,000
Right-of-use asset recognized in exchange for new lease obligation	$—	$3,182,724
Operating and short-term lease payments recorded within cash flow from operating activities	$321,856	$320,907

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

We operate in one reportable segment which is the development, manufacture and sale of MRI compatible medical devices, related accessories, disposables and service for use by hospitals and acute care facilities during MRI procedures.

Certain Significant Risks and Uncertainties

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

COVID-19 Considerations

We are subject to risks and uncertainties as a result of the spread of COVID-19. We have experienced a decline in operating results, which has limited our generation of capital resources. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict. Our future results of operations and liquidity could be adversely impacted by, among other things, delays in payments from customers, supply chain disruptions, and uncertain demand. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods is uncertain.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
United States	$6,465,184	$8,281,854	$17,430,206	$22,916,642
International	1,233,912	1,681,445	5,741,123	4,709,846
Total revenue	$7,699,096	$9,963,299	$23,171,329	$27,626,488

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$2,153,699	$4,769,252	$6,693,692	$13,512,548
MRI Compatible Patient Vital Signs Monitoring Systems	2,282,943	2,557,889	6,829,932	6,215,528
Total Devices revenue	4,436,642	7,327,141	13,523,624	19,728,076
Disposables, service and other	2,802,039	2,162,602	8,269,487	6,513,030
Amortization of extended warranty agreements	460,415	473,556	1,378,218	1,385,382
Total revenue	$7,699,096	$9,963,299	$23,171,329	$27,626,488

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2020	2019
	(unaudited)
Advance payments from customers	$103,669	$12,765
Shipments in-transit	41,632	4,250
Extended warranty agreements	4,234,612	4,284,872
Total	$4,379,913	$4,301,887

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	1,655,021
Decreases due to recognition of revenue	(1,576,995)
Contract liabilities, September 30, 2020	$4,379,913

Deferred
Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	2,530,978
Decreases due to recognition of revenue	(2,033,473)
Contract liabilities, September 30, 2019	$4,103,294

Capitalized Contract Costs

Our capitalized contract costs consist of:

	September 30,	December 31,
	2020	2019
	(unaudited)
Capitalized contract costs	$362,123	$352,250

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net income	$1,074,646	$2,454,870	$731,587	$6,389,276
Weighted-average shares outstanding — Basic	12,243,362	11,369,404	12,071,027	11,188,761
Effect of dilutive securities:
Underwriters’ warrants	—	41,124	—	69,183
Stock Options	204,108	822,128	294,202	899,311
Restricted Stock Units	45,839	77,292	49,703	90,847
Weighted-average shares outstanding — Diluted	12,493,309	12,309,948	12,414,932	12,248,102
Basic net income per share	$0.09	$0.22	$0.06	$0.57
Diluted net income per share	$0.09	$0.20	$0.06	$0.52

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	10,024	117,584	48,706	14,991

4 — Inventory

Inventory consists of:

	September 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	$3,734,471	$2,939,451
Work in process	246,227	229,479
Finished goods	778,085	697,483
Inventory before allowance for excess and obsolete	4,758,783	3,866,413
Allowance for excess and obsolete	(169,042)	(224,852)
Total	$4,589,741	$3,641,561

5 — Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2020	2019
	(unaudited)
Computer software and hardware	$673,576	$627,624
Furniture and fixtures	1,246,566	1,112,550
Leasehold improvements	225,841	225,841
Machinery and equipment	1,818,023	1,778,524
Tooling in-process	433,168	163,105
	4,397,174	3,907,644
Accumulated depreciation	(2,232,783)	(1,853,838)
Total	$2,164,391	$2,053,806

Depreciation expense of property and equipment was $128,513 and $122,834 for the three months ended September 30, 2020 and 2019, respectively, and $382,766 and $373,828 for the nine months ended September 30, 2020 and 2019, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2020	2019
	(unaudited)
United States	$1,857,493	$1,689,740
International	306,898	364,066
Total property and equipment, net	$2,164,391	$2,053,806

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2020	2019
	(unaudited)
Patents — in use	$325,434	$304,270
Patents — in process	139,595	120,581
Internally developed software — in use	867,569	867,569
Internally developed software — in process	223,710	80,721
Trademarks	27,247	26,133
	1,583,555	1,399,274
Accumulated amortization	(607,676)	(539,187)
Total	$975,879	$860,087

Amortization expense of intangible assets was $22,999 and $22,491 for the three months ended September 30, 2020 and 2019, respectively, and $68,489 and $67,472 for the nine months ended September 30, 2020 and 2019, respectively.

Expected annual amortization expense for the remaining portion of 2020 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2020	$22,999
2021	$91,998
2022	$91,427
2023	$90,775
2024	$90,474
2025	$89,481

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

September 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$2,258,686	$61,721	$—	$2,320,407

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds:
U.S. corporations	$2,258,686	$29,123	$—	$2,287,809
International corporations	471,139	9,339	—	480,478
Total	$2,729,825	$38,462	$—	$2,768,287

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at September 30, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$2,320,407	$—	$2,320,407	$—

	Fair Value at December 31, 2019
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds:
U.S. corporations	$2,287,809	$—	$2,287,809	$—
International corporations	480,478	—	480,478	—
Total	$2,768,287	$—	$2,768,287	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2020 and 2019 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at June 30, 2020	$53,942
Loss on available-for-sale securities, net	(7,181)
Reclassification realized in net earnings	—
Balance at September 30, 2020	$46,761

Balance at June 30, 2019	$23,267
Gains on available-for-sale securities, net	11,615
Reclassification realized in net earnings	(5,742)
Balance at September 30, 2019	$29,140

The components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2020 and 2019 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	23,049
Reclassification realized in net earnings	(6,662)
Balance at September 30, 2020	$46,761

Balance at December 31, 2018	$(42,192)
Gains on available-for-sale securities, net	74,233
Reclassification realized in net earnings	(2,901)
Balance at September 30, 2019	$29,140

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of revenue	$28,751	$67,452	$145,258	$188,295
General and administrative	291,100	279,125	3,153,886	802,205
Sales and marketing	77,607	89,274	286,134	258,573
Research and development	19,067	19,790	58,837	57,357
Total	$416,525	$455,641	$3,644,115	$1,306,430

As of September 30, 2020, we had $2,074,580 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2020 (shares):

	Stock	Restricted
	Options	Stock Units
Outstanding beginning of period	638,860	297,048
Awards granted	—	18,129
Awards exercised/vested	(404,100)	(139,890)
Awards canceled	(3,500)	(33,443)
Outstanding end of period	231,260	141,844

11 — Income Taxes

For the three and nine months ended September 30, 2020, we recorded a provision for income tax benefit of $(280,536) and $(2,012,998), respectively. Our effective tax rate was (35.3) percent and 157.1 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit, partially offset by a limitation on the deductibility of certain executive compensation associated with the separation of our former Chief Executive Officer. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback net operating losses to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three and nine months ended September 30, 2019, we recorded a provision for income tax expense of $174,035 and $299,876, respectively. Our effective tax rate was 6.6 percent and 4.5 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

As of September 30, 2020, and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the U.S. Federal jurisdiction and many U.S. state jurisdictions. The Company is subject to income tax examinations for our U.S. Federal and certain U.S. state income taxes for 2016 and subsequent years and various other U.S. state income taxes for 2015 and subsequent years.

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. For purposes of Topic 842, we concluded that we will exercise both of the five-year options, resulting in a remaining lease term of 8.7 years as of September 30, 2020. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of revenue	$46,533	$46,535	$139,603	$139,604
General and administrative	46,045	46,044	138,133	138,133
Sales and marketing	2,605	2,604	7,813	7,813
Research and development	7,216	7,215	21,646	21,646
Total	$102,399	$102,398	$307,195	$307,196

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2020 and 2019.

Maturity of operating lease liability as of September 30, 2020 is as follows:

Three months ending December 31, 2020	$102,399
2021	409,596
2022	409,596
2023	409,596
2024	409,596
Thereafter	1,809,050
Total lease payments	3,549,833
Imputed interest	(773,234)
Present value of lease liability	$2,776,599

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $2,596,996 and $3,208,174 as of September 30, 2020 and December 31, 2019, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to the COVID-19 pandemic. We also enter into agreements with healthcare supply contracting companies in the U.S., which enable us to sell and distribute our products to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals. Our current GPO contracts effectively give us the ability to sell to more than 95 percent of all U.S. hospitals and acute care facilities.

Financial Highlights

Our revenue decreased $(2.3) million, or (22.7) percent, to $7.7 million for the third quarter ended September 30, 2020, compared to $10.0 million for the third quarter last year. Net income was $1.1 million, or $0.09 per diluted share in the third quarter ended September 30, 2020, compared to net income of $2.5 million, or $0.20 per diluted share in the third quarter last year.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns. Subsequent relaxations of these measures have been locally irregular and unpredictable and, in some jurisdictions, been reimposed based on reported incidence rates. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these changing measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers, for an indefinite period of time. Considering the significant uncertainties created by COVID-19, we withdrew our 2020 financial guidance on April 7, 2020.

We have taken several steps to support the health and well-being of our employees as a result of the pandemic, including implementing more stringent cleaning procedures at our headquarters and manufacturing facility and, adopting a policy allowing all employees to donate their accrued time off to other employees unable to work due to COVID-19 issues.

The COVID-19 pandemic has resulted in significant economic disruption across the globe and has and will likely continue to adversely affect our business. Many of our hospital customers have and will likely continue to restrict access to healthcare workers only, diminishing our ability to generate sales, which has resulted in declining revenue during 2020 and may delay the timing of future orders. Resulting from hospitals restricting access to their facilities, we made certain investments in equipment to facilitate virtual meetings to enhance our selling process and perform product demonstrations and training.

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

We continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interest of our employees, customers, partners, suppliers, and stockholders, or as required by federal, state, or local authorities.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2020.

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

	Percent of Revenue		Percent of Revenue
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.4	21.8	26.1	22.0
Gross profit	74.6	78.2	73.9	78.0
Operating expenses:
General and administrative	28.5	26.2	43.4	27.1
Sales and marketing	29.6	23.1	30.6	23.9
Research and development	6.2	3.7	6.0	3.8
Total operating expenses	64.4	53.0	80.0	54.8
Income (loss) from operations	10.2	25.3	(6.1)	23.2
Other income, net	0.1	1.1	0.5	1.0
Income (loss) before provision for income taxes	10.3	26.4	(5.5)	24.2
Provision for income tax (benefit) expense	(3.6)	1.7	(8.7)	1.1
Net income	14.0%	24.6%	3.2%	23.1%

Revenue by Geographic Region

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
United States	$6,465,184	$8,281,854	(21.9)%	$17,430,206	$22,916,642	(23.9)%
International	1,233,912	1,681,445	(26.6)%	5,741,123	4,709,846	21.9%
Total Revenue	$7,699,096	$9,963,299	(22.7)%	$23,171,329	$27,626,488	(16.1)%

Revenue by Type

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Devices:
MRI Compatible IV Infusion Pump Systems	$2,153,699	$4,769,252	(54.8)%	$6,693,692	$13,512,548	(50.5)%
MRI Compatible Patient Vital Signs Monitoring Systems	2,282,943	2,557,889	(10.7)%	6,829,932	6,215,528	9.9%
Total Devices revenue	4,436,642	7,327,141	(39.4)%	13,523,624	19,728,076	(31.4)%
Disposables, service and other	2,802,039	2,162,602	29.6%	8,269,487	6,513,030	27.0%
Amortization of extended warranty agreements	460,415	473,556	(2.8)%	1,378,218	1,385,382	(0.5)%
Total revenue	$7,699,096	$9,963,299	(22.7)%	$23,171,329	$27,626,488	(16.1)%

For the three months ended September 30, 2020, revenue decreased $(2.3) million, or (22.7) percent, to $7.7 million from $10.0 million for the same period in 2019.

Revenue from sales in the U.S. decreased $(1.8) million, or (21.9) percent, to $6.5 million for the third quarter 2020, from $8.3 million for the third quarter 2019. Revenue from sales internationally decreased $(0.5) million, or (26.6) percent, to $1.2 million for the third quarter 2020, from $1.7 million for the third quarter 2019. Domestic sales accounted for 84.0 percent of revenue for the third quarter 2020, compared to 83.1 percent for the third quarter 2019.

Revenue from sales of devices decreased $(2.9) million, or (39.4) percent, to $4.4 million for the three months ended September 30, 2020, from $7.3 million for the same period in 2019.

The average selling price of our MRI compatible IV infusion pump system during the three months ended September 30, 2020 was approximately $37,800, compared to approximately $35,100 for the same period in 2019. The increase in ASP relates to a favorable product sales mix when compared to the same period in 2019.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended September 30, 2020 was approximately $43,000, compared to approximately $33,700 for the same period in 2019. The increase in ASP relates to a favorable product sale mix and higher domestic sales of our MRI compatible patient vital signs monitoring system recognized in revenue when compared to the same period in 2019.

Revenue from sales of our disposables, service and other increased $0.6 million, or 29.6 percent, to $2.8 million for the three months ended September 30, 2020, from $2.2 million for the same period in 2019. Revenue from the amortization of extended maintenance contracts was consistent at $0.5 million for the three months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, revenue decreased $(4.4) million, or (16.1) percent, to $23.2 million from $27.6 million for the same period in 2019.

Revenue from sales in the U.S. decreased $(5.5) million, or (23.9) percent, to $17.4 million for the nine months ended September 30, 2020, from $22.9 million for the same period in 2019. Revenue from sales internationally increased $1.0 million, or 21.9 percent, to $5.7 million for the nine months ended September 30, 2020, from $4.7 million for the same period in 2019. Domestic sales accounted for 75.2 percent of revenue for the nine months ended September 30, 2020, compared to 83.0 percent for the same period 2019.

Revenue from sales of devices decreased $(6.2) million, or (31.4) percent, to $13.5 million for the nine months ended September 30, 2020, from $19.7 million for the same period in 2019.

The average selling price of our MRI compatible IV infusion pump system during the nine months ended September 30, 2020 was approximately $32,200, compared to approximately $35,400 for the same period in 2019. The decrease in ASP relates to higher international sales of our MRI compatible IV infusion pump recognized in revenue when compared to the same period in 2019.

The average selling price of our MRI compatible patient vital signs monitoring system during the nine months ended September 30, 2020 was approximately $35,800, compared to approximately $32,800 for the same period in 2019. The increase in ASP relates to a favorable product sales mix, partially offset by higher international sales of our 3880 MRI compatible patient vital signs monitoring system recognized in revenue when compared to the same period in 2019.

Revenue from sales of our disposables, service and other increased $1.8 million, or 27.0 percent, to $8.3 million from $6.5 million for the same period in 2019. Revenue from the amortization of extended maintenance contracts was consistent at $1.4 million for the nine months ended September 30, 2020 and 2019.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$7,699,096	$9,963,299	$23,171,329	$27,626,488
Cost of revenue	1,958,036	2,168,208	6,036,353	6,074,323
Gross profit	$5,741,060	$7,795,091	$17,134,976	$21,552,165
Gross profit percentage	74.6%	78.2%	73.9%	78.0%

For the three months ended September 30, 2020, cost of revenue decreased $(0.2) million, or (9.7) percent, to $2.0 million from $2.2 million for the same period in 2019. Gross profit decreased $(2.1) million, or (26.4) percent, to $5.7 million for the third quarter 2020 from $7.8 million for the same period in 2019. The decrease in gross profit is primarily due to lower revenue and unfavorable overhead variances.

Gross profit margin was 74.6 percent for third quarter 2020, compared to 78.2 percent for the third quarter 2019. The decrease in gross profit margin is due to unfavorable overhead variances.

For the nine months ended September 30, 2020, cost of revenue decreased $(0.1) million, or (0.6) percent, to $6.0 million from $6.1 million for the same period in 2019. Gross profit decreased $(4.5) million, or (20.5) percent, to $17.1 million for the nine months ended September 30, 2020 from $21.6 million for the same period in 2019. The decrease in cost of revenue and gross profit is primarily due to lower revenue and unfavorable overhead variances, partially offset by favorable inventory cost variances.

Gross profit margin was 73.9 percent for the nine months ended September 30, 2020, compared to 78.0 percent for the same period in 2019. The decrease in gross profit margin is due to higher international revenue as a percent of total revenue and unfavorable overhead variances, partially offset by favorable inventory cost variances.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	$2,196,935	$2,609,722	$10,062,089	$7,482,790
Percentage of revenue	28.5%	26.2%	43.4%	27.1%
Sales and marketing	$2,282,491	$2,297,002	$7,090,192	$6,607,477
Percentage of revenue	29.6%	23.1%	30.6%	23.9%
Research and development	$476,876	$369,526	$1,389,812	$1,053,409
Percentage of revenue	6.2%	3.7%	6.0%	3.8%

General and Administrative

For the three months ended September 30, 2020, general and administrative expense decreased $(0.4) million, or (15.8) percent, to $2.2 million from $2.6 million for the same period last year. This decrease is primarily due to lower expenses from employee bonuses, legal and professional expenses and regulatory expenses.

For the nine months ended September 30, 2020, general and administrative expense increased $2.6 million, or 34.5 percent, to $10.1 million from $7.5 million for the same period last year. This increase is primarily due to higher expenses from stock and cash compensation related to the separation of our former Chief Executive Officer, higher payroll and benefits costs related to higher headcount, partially offset by lower legal and professional expenses. During the nine months ended September 30, 2020, the Company recognized total general and administrative expense of $3.2 million related to our former Chief Executive Officer, of which $2.7 million relates to the separation.

Sales and Marketing

For the three months ended September 30, 2020 and 2019, sales and marketing expense was consistent at $2.3 million. For the three months ended September 30, 2020, sales and marketing expense was 29.6 percent of revenue compared to 23.1 percent for the same period in 2019. This is primarily the result of higher payroll and employee benefits costs higher sales commissions expense, offset by lower sales activities expenses.

For the nine months ended September 30, 2020, sales and marketing expense increased $0.5 million, or 7.3 percent, to $7.1 million from $6.6 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits costs and higher sales commissions, partially offset by lower sales activities expenses.

Research and Development

For the three months ended September 30, 2020, research and development expense increased $0.1 million, or 29.1 percent, to $0.5 million from $0.4 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits costs due to increased headcount, partially offset by lower consulting expenses.

For the nine months ended September 30, 2020 and 2019, research and development expense increased $0.3 million, or 31.9 percent, to $1.4 million from $1.1 million for the same period last year. This increase is primarily the result of higher payroll and employee benefits expenses due to increased headcount and higher employee recruiting expenses, partially offset by lower consulting expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2020 and 2019, we reported other income of approximately $9,000 and $110,000, respectively. This decrease is primarily due to lower interest income.

For the nine months ended September 30, 2020 and 2019, we reported other income of approximately $126,000 and $281,000, respectively. This decrease is primarily due to lower interest income.

Income Taxes

For the three and nine months ended September 30, 2020, we recorded a provision for income tax benefit of $(0.3) million and $(2.0) million, respectively. Our effective tax rate was (35.3) percent and 157.1 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit, partially offset by a limitation on the deductibility of certain executive compensation associated with the separation of our former Chief Executive Officer. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback net operating losses to years prior to the enactment of the Tax Cuts and Jobs Act.

For the three and nine months ended September 30, 2019, we recorded a provision for income tax expense of $0.2 million and $0.3 million, respectively. Our effective tax rate was 6.6 percent and 4.5 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and the foreign derived intangible income deduction, partially offset by U.S. state tax expense.

As of September 30, 2020, and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of September 30, 2020, we had cash and investments of $49.9 million, stockholders’ equity of $60.7 million, and working capital of $58.1 million. As of December 31, 2019, we had cash and investments of $46.3 million, stockholders’ equity of $55.5 million, and working capital of $53.1 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$3,321,428	$6,283,874
Net cash (used in) provided by investing activities	(53,564)	2,265,719
Net cash provided by financing activities	799,974	2,060,127

Cash provided by operating activities decreased $(3.0) million to $3.3 million for the nine months ended September 30, 2020, compared to $6.3 million for the same period in 2019. During the nine months ended September 30, 2020, cash provided by operations was positively impacted by cash inflows from accounts receivable and deferred revenue, and negatively impacted by prepaid income taxes, inventory, prepaid expenses and other current assets, accrued payroll and benefits, other accrued taxes and accounts payable.

Cash used in investing activities decreased $(2.4) million to $(0.1) million for the nine months ended September 30, 2020, compared to cash provided by investing activities of $2.3 million for the same period in 2019. This decrease is primarily due to proceeds from the maturity of investments.

Cash provided by financing activities decreased $(1.3) million to $0.8 million for the nine months ended September 30, 2020, compared to $2.1 million for the same period in 2019. This decrease is due to higher taxes paid for the net share settlement of restricted stock units and lower proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2020 and 2019.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2020, we had $2.3 million in corporate bonds, with $1.4 million maturing in less than 1 year and $0.9 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2020, we expect the corresponding change in fair value of our investments would be approximately $21,000. This is based on sensitivity analyses performed on our financial position as of September 30, 2020. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: November 6, 2020	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)