Form 10-K
period 2020-12-31
IRADIMED CORP
filed 2021-03-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ⌧

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $145,650,711.

There were 12,310,896 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2021. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2020. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

ii

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

MRidium 3860+ MRI Compatible IV Infusion Pump System

We are the only known provider of a non-magnetic Intravenous (“IV”) infusion pump system that is specifically designed for safe use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency (“RF”) interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV medications or fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital or life sustaining medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

With the expanding use of MRI procedures, both traditional procedures, and intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President,Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion system in 2004.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2020, our direct sales force consisted of 22 field sales representatives, supported by 4 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we market our products into approximately 77 countries through the use of independent distributors.

As of December 31, 2020, we have sold approximately 5,794 MRI compatible IV infusion pump systems and approximately 794 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2020, our revenue was $31.7 million and our loss from operations was $(0.8) million representing an operating profit margin of (2.4) percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2021.

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

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a patient safety device. Accordingly, we do not actively market our IV infusion pump system in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI compatible IV infusion pump systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI compatible IV infusion pump system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, through the use of our direct U.S. sales team, there is potential for sales of our MRI compatible IV infusion pump system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate of the number of critical care departments in the U.S., we believe there is the potential for the sale of an additional 10,450 of our MRI compatible IV infusion pump systems. The combination of sales based on the number of targeted MRI scanners and critical care departments of U.S. hospitals results in a current global target market of approximately 37,800 of our MRI compatible IV infusion pump systems.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. As with our MRI compatible IV infusion pump, we also consider our MRI compatible multi-parameter vital signs monitor primarily as a patient safety device. Accordingly, we do not actively market our MRI vital signs monitor in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI vital signs monitoring systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI vital signs monitoring system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, through the use of our direct U.S. sales team, there is potential for sales of our MRI vital signs monitoring system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate the number of critical care departments in the U.S. and an estimate of the anticipated adoption rate in these critical care departments, we believe there is potential for the sale of an additional 5,250 of our MRI vital signs monitoring systems. The combination of sales based on the number of targeted MRI scanners and critical care departments of U.S. hospitals results in a current global target market of approximately 32,600 of our MRI patient vital signs monitoring systems.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible devices primarily to the MRI departments of U.S. hospitals. We believe, however, based on feedback and historical successes selling our devices, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within U.S. hospitals where there is a high probability that MRI procedures will need to be performed on these patients. Expanded use of our MRI compatible medical devices would serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner.

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

Some hospitals use MRI during surgical procedures. Neurosurgical interventions have been at the forefront of this development in image-guided surgery, followed by otolaryngological procedures. As MR-guided intervention during surgery has been deployed, the degree of complexity in supplemental devices has increased markedly. Much of the effort required for successful implementation of intraoperative MRI has been in development and testing of anesthesia equipment, patient monitoring devices, infusion pumps and surgical instruments and accessories, all of which need to be MRI compatible if used near the MRI scanner. Intraoperative MRI is expanding demand for our MRI compatible devices from the MRI suite to the surgical suite of the hospital.

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

We seek to grow our business by, among other things:

Driving market awareness of our MRI compatible IV infusion pump and the safety risks associated with using conventional IV pumps with long IV lines

We believe that the largest potential market for our MRI compatible IV infusion pumps is the segment of the market that is currently using workaround solutions. Such solutions include using conventional pumps outside the MRI scanner room and attaching multiple extension lines of IV tubing sets through the wall or under the door into the MRI scanner room to reach the patient. This practice of makeshift setups is fraught with risks to the patient and unnecessary costs and inefficiencies. These risks and inefficiencies include:

●	Infection risk from running lengthy IV tubing sets with multiple extensions through the wall or under the door;

●	Risk of inaccuracy from using a conventional IV infusion pump with multiple extension lines;
●	Potential medication occlusion and lengthy alarm notification delays due to multiple extension lines, posing great risks to patients on critical medications;
●	Excess medication costs due to the disposal of multiple extension IV tubing sets filled with unused medication at the end of the procedure; and
●	Lost productivity and MRI scanning time due to the lengthy set up time required for multiple extension lines.

We believe that increased market awareness and education will be required for potential customers to appreciate the value for patients and the hospital of an efficient and patient-safe MRI environment which includes MRI compatible IV infusion pumps.

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization achievable with our MRI monitor that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals.

Continuing to innovate with MRI compatible patient care products

Our management team has a significant amount of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically advanced MRI compatible patient care products.

When reasonably available, acquiring synergistic MRI patient care companies, products or technology licenses to accelerate our product development and leverage our existing sales organization

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the possible acquisition of technologies and intellectual property of others. We have a direct sales organization in the U.S. and a team of experienced international distributors that we believe can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we continue to analyze such opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness, adoption and utilization of our MRI compatible products by:

Continued development of our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development of the market through driving awareness and education by our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our infusion pump solution and the shortcomings of current workaround practices. Additionally, with our 3880 Monitor, we focus on educating customers on the total workflow benefits our devices offer and how our devices increase patient safety through their combined transport capabilities.

As business progress dictates, we intend to add to our specialized, MRI product-focused direct sales team, including our supporting clinical application specialists.We believe that we can significantly increase sales of our MRI compatible medical devices by continuing to call on critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy is likely expanding the number of acute care facilities using our MRI compatible products and increasing the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Asia, to expand the business and augment our market penetration rates. As business progress dictates, we plan to expand our internal capacity to serve high potential markets by adding dedicated resources located outside the U.S. to oversee our relationships at the local level.

Supporting commercial efforts with evidence-based information

We focus our sales team on educating customers on the safety and efficiency benefits of using our MRI compatible products. To assist in the education process, we have developed materials that document the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We are also continuing the development of and enhancing our materials documenting the benefits of uninterrupted vital signs monitoring that allows for easy transfer of critically ill patients from critical care to the MRI scanner room and back. We believe this kind of evidence-based documentation will help us provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRI compatible products.

Providing best in class customer service and user experience

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We devote a significant amount of time and training to ensure that this educational experience is a success. This training is performed most commonly by our sales staff and is augmented by our clinical application specialists; however, we intend to hire more clinical application specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products.

Our Products

Typical MRI Scanner Room

The following diagram is representation of an aerial view of a typical MRI scanner room with a typical three Tesla magnet. The gauss-lines illustrate the distance from the magnet where various types of medical devices can safely operate. Our 3880 MRI compatible patient vital signs monitor is the only MRI monitor that can operate safely and reliably in very close proximity to the bore of the powerful magnet used to operate the MRI (area shown in red). Additionally, our MRidium MRI compatible IV infusion pump is the only pump on the market approved to operate safely and reliably near the patient (area shown in blue). All other pumps must be placed at a distance from the MRI scanner, which may include being outside of the scanner room entirely.

7.3 M
1 M
5.2 M
3T Magnet
MRI Magnet Room
> 10,000 Gauss
Iradimed's Products (safe < 10.000 Gauss)
Current other MRI compatible products (safe < 200 Gauss)
Conventional pumps with extended tubing (must operate outside MRI Magnet Room)

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

MRidium MRI Compatible IV Infusion Pump System

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely designed non-ferrous parts in order to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians and patients. MRidium’s strengths include the following:

●	The only non-magnetic MRI compatible IV infusion pump system specifically designed and built to operate inside the MR environment.
●	A mobile, rugged, easy-to-operate, and reliable system with a strong safety record.
●	Able to operate virtually anywhere in the MRI scanner room; approved for use in the presence of 0.2T to 3T magnets and fully operational up to the 10,000 gauss-line.
●	Available with a Dose Error Reduction System (“DERS”) to reduce the risk of medication errors and simplify clinician monitoring.
●	Available with a wireless remote display/control providing clinicians and technicians control and visibility from outside of the MRI scanner room.
●	Available with an add-on channel (3861 Side Car Module) allowing for the easy addition of a second IV line for patients requiring multiple IV medications at a low incremental cost to the hospital.
●	Available with a built-in SpO2 monitor using Masimo SET® technology and a specially designed fiber optic SpO2 sensor allowing one device to monitor oxygen saturation levels while safely providing IV infusion during an MRI procedure.

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

●	MRidium 1056 Standard Infusion Set. Our standard “spike” infusion set features the ability to accurately deliver liquids from either a bottle or IV bag. The 1056 standard infusion set contains two needle-free injection ports and is typically used when starting a new infusion from a bottle or bag.

●	MRidium 1057 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The 1057 vented syringe adapter set benefits from a low priming volume of 4 ml, which minimizes inefficient waste of medication. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.
●	MRidium 1058 Extension Infusion Set. Our extension infusion set allows users to transfer a patient on a non-MRI infusion pump to our MRidium MRI compatible IV infusion pump. The user simply disconnects the existing IV tubing at the patient site and connects and primes the MRidium extension set to the existing IV tubing. Once removed from the conventional infusion pump and connected to our MRidium MRI compatible IV infusion pump, the user can program the pump and begin the infusion. The 1058 extension set includes one needle-free injection port and is typically used to provide uninterrupted critical medications to a severely ill patient during an MRI procedure.

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

MRI Compatible Patient Vital Signs Monitoring System

Our 3880 Monitor has been designed with non-magnetic components and other special features in order to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system is fully operational in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room (see above diagram).

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

We have 14 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 2 to 13 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 22 direct field sales representatives, 4 regional sales directors and 5 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Years Ended December 31,
	2020	2019	2018
United States	77.4%	80.3%	80.5%
International	22.6%	19.7%	19.5%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Years Ended December 31,
	2020	2019	2018
Devices	60.3%	72.1%	69.6%
Disposable, service and other	33.8%	23.1%	25.4%
Amortization of extended warranty agreements	5.9%	4.8%	5.0%

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

For the years ended December 31, 2020, 2019 and 2018, backlog was approximately:

	Years ended December 31,
(In millions)	2020	2019	2018
Backlog	$4.4	$1.6	$2.6

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

We enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”) in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

●	Negotiated pricing for all group members;
●	Volume discounts and other preferential terms on member purchases from us;
●	Promotion of our products by the GPO to its members; and
●	Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers and some components we or our suppliers utilize are from Chinese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to international trade restrictions, excessive demand creating shortages of available supply, and conditions related to COVID-19 or other epidemics. We are unsure whether an extended period of general supplier disruption caused by COVID-19 will affect us directly or through our suppliers; however, we continue to monitor our supply chain regarding the matter. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company was renewed in March 2019 and extends through February 25, 2024.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, Inc., which was founded by Roger Susi, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors. Invivo is now owned by Koninklijke Philips NV (NYSE: PHG).

Other large and well-known companies such as General Electric (NYSE: GE) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us as they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is newer to the market relative to these other companies, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, in the U.S., Europe and Japan. Additionally, COVID-19 may create changes to customer buying patterns that vary from the historical trend.

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

Our research and development expenses were $1.9 million or 6.0 percent of revenue in 2020, $1.4 million or 3.7 percent of revenue in 2019 and $1.5 million or 5.0 percent of revenue in 2018.

Employees

As of December 31, 2020, we had 110 full-time employees, including 32 in manufacturing and service, 43 in sales, marketing and customer support services, 15 in regulatory affairs and quality assurance, 11 in finance and administration and 9 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Product Recalls

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

In May 2017, the European Union (the "EU") implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR becomes effective in May 2021, however our CE Certificates are valid through May 2024, allowing us to continue shipping our products into the EU after the effective date of the MDR. MDR will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Other Laws

We are also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

●	environmental laws and regulations;
●	the safety and health laws of the U.S. Occupational Safety and Health Act, which sets forth requirements for workplace conditions;
●	California’s Proposition 65, which sets forth a list of substances that are deemed by the State of California to pose a risk of carcinogenicity or birth defects; and
●	various customs, export control, anti-boycott and trade embargo laws and regulations administered by U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control Treasury Department, as well as others.

Despite our training and compliance program, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents in violation of any of these laws.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risk Factors Summary

The following is a summary of the risk factors that could materially affect our business, financial condition or future results, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business and Financial Condition

●	The COVID-19 pandemic or other public health crises.
●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Securities class action litigation or derivative litigation.
●	Sufficiency of our internal and external sources of liquidity.
●	Dependence upon the integrity of our supply chain, including multiple single-source suppliers.
●	Our reliance on third-party suppliers for certain of our raw materials and components.
●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Our markets are very competitive and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Our inability to collect on our accounts receivables held by customers.
●	Failure to maintain relationships with Group Purchasing Organizations.
●	Cost-containment efforts of our customers and purchasing groups.
●	A failure in our efforts to access and educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside of the U.S.
●	Successful development and commercialization of enhanced products or new products to remain competitive.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.
●	Failure to attract and retain the talent required for our business.
●	Inability to scale our operations.
●	Our engagement in related party transactions.
●	Difficulties associated with integrating acquisitions of technologies, products and businesses.

●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
●	We are subject to various privacy and consumer protection laws.

Risks Related to Our Industry

●	Changes in government regulations could force us to make modifications to how we develop, manufacture, market and price our products.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.
●	Defects or failures associated with our products and/or our quality control systems.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Impact of U.S. healthcare policy and changes thereto.
●	Healthcare fraud and abuse regulations potentially result in significant liability, require us to change our business practices and restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals to comply with regulations applicable to medical devices and infusion pumps.
●	We and our suppliers and customers are required to maintain compliance with regulations applicable to medical devices and infusion pumps.
●	Our operations are subject to environmental laws and regulations.

Risks Relating to our Intellectual Property

●	Protection of our intellectual property.
●	Our unpatented trade secrets, know-how, confidential and proprietary information, and technology may be inadequately protected.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals.
●	Disclosure of confidential or proprietary information.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock.
●	Use of capital to repurchase shares of our common stock.

●	Our need or choice to raise additional capital in the future.
●	The ability of Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval.
●	Payment of dividends.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
●	Failure to develop and maintain adequate internal controls or to implement new or improved controls.
●	Impact of being a public company on our competitive environment and our risk of potential litigation.
●	Impact from our involvement in securities class action litigation.
●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.
●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

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

Our products could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;
●	technological advancements of MRI scanners;
●	technological developments such as new imaging modalities which render MRI procedures obsolete or reduce the instances where MRI imaging is utilized;
●	loss of key relationships with suppliers, group purchasing organizations, or end-user customers;
●	manufacturing or supply interruptions;
●	product liability claims;
●	our reputation and product market acceptance;
●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and
●	product recalls or safety alerts.

Any major factor adversely affecting the sale of our products or services would cause our revenues to decline and have a material adverse impact on our business, financial condition and our common stock.

We have significant international sales as well as international supply chain links and we face risks related to health epidemics that could adversely affect our revenue.

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. The COVID-19 pandemic has negatively impacted our revenues and may continue to do so in the future. With respect to our sales, some customers that are implementing heightened security policies have inhibited the ability of our domestic sales force and international distributors to access hospitals for purposes of selling our products. This has caused delays of orders for our products and negatively affected our revenues. These heightened security policies and delays of orders may continue into the future.

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

At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread or may recur at a later time, there may be variations in the global response to future outbreaks, and inefficiencies of testing and vaccination programs, and, should any one of these limit our ability to timely sell and distribute our products or cause supply disruptions, it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, and execute on our strategic initiatives. A decline in operating results could limit our generation of capital resources and cause financial stresses if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. Further, future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Among the reasons we may be unable to obtain these raw materials and components include, but are not limited to:

●	a supplier’s inability or unwillingness to continue supplying raw materials and/or components;
●	regulatory requirements or action by regulatory agencies or others, including changes in international trade treaties and/or tariffs;
●	adverse financial or other strategic developments at or affecting the supplier, including bankruptcy;
●	unexpected demand for or shortage of raw materials or components;
●	failure of the supplier to comply with quality standards which results in quality and product failures, product contamination and/or recall;
●	discovery of previously unknown or undetected imperfections in raw materials or components;
●	labor disputes or shortages, including from natural disasters and the effects of health emergencies such as COVID-19; and
●	political instability and actual or anticipated military or political conflicts.

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

The market for our 3880 MRI compatible patient vital signs monitoring system is well-developed and sales growth for our monitor could be slower than we anticipate. Our vital signs monitoring system could face difficult competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins. Our competitors may have certain advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position. We may not realize the per unit revenue we have planned for and expect. Continued sales to our existing customers are expected to be significant to our revenue in the future, and if our existing customers do not continue to purchase from us, our revenue may decline.

We manufacture and store our products at a single facility in Florida.

We manufacture and store our products at a single facility in Winter Springs, Florida. If by reason of fire, hurricane or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired completely and our operating results and financial condition would be materially and negatively affected.

Our inability to collect on our accounts receivables held by customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or more customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations. Additionally, COVID-19 may cause delays in payments from customers, which may adversely impact our future results of operations and liquidity.

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

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions with customers regarding our products and a customer’s purchase of our products have varied widely and have historically ranged between three and six months in duration, with more recent cycles lengthening beyond this historical range due to COVID-19. Sales cycles can also be delayed because of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on our founder, Chairman, President and Chief Executive Officer, Roger Susi.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products and updates to existing products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the personnel, systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

Significant changes and volatility in most aspects of the current business environment, including financial markets, consumer behavior, speed of technological, regulatory and competitive changes, and the continued impact of COVID-19, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

Sales to customers outside of the U.S. have historically comprised of approximately one-fifth of our net revenues and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

●	foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;

●	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
●	foreign currency fluctuations that can impact our financial statements when foreign denominations are translated into U.S. dollars;
●	different local product preferences and product requirements, which might increase with increasing nationalism;
●	trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;
●	difficulty in establishing, staffing and managing non-U.S. operations;
●	failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;
●	changes in labor, environmental, health and safety laws;
●	healthcare crises or epidemics;
●	potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws;
●	political instability and actual or anticipated military or political conflicts, including instability related to war and terrorist attacks and to political matters such as Brexit;
●	economic instability, inflation, deflation, recession or interest rate fluctuations;
●	uncertainties regarding judicial systems and procedures; and
●	minimal or diminished protection of intellectual property.

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

Our products are designed for use around MRI scanners. MRI has been an important imaging diagnostic for some time now, however, should traditional MRI technology change materially or decline in usage due to new technologies or concerns about costs or efficacy of MR imaging, our products would suffer as MRI usage and installations declined. Such a matter may also have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

U.S. healthcare policy and changes thereto, including the Patient Protection and Affordable Care Act, may have a material adverse effect on our financial condition and results of operations.

In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. There had been ongoing litigation and congressional efforts to modify or repeal all or certain provisions of the ACA. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, or reimposision of any original provisions since removed or relaxed, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop selling, making, or using products that use the disputed intellectual property;
●	obtain a license from the intellectual property owner to continue selling, making, licensing, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;
●	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
●	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; or
●	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

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

Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

●	a lack of liquidity in the public trading of our common stock;
●	the commercial success or failure of our key products;
●	delayed or reduced orders from our customers;
●	manufacturing or supply interruptions;
●	changes or developments in laws or regulations applicable to our products and product candidates;
●	introduction of competitive products or technologies;
●	poorly executed acquisitions or acquisitions whose projected potential is not realized;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed our own estimates and projections or the estimates and projections of securities analysts or investors;
●	new or revised earnings estimates or guidance by us or securities analysts or investors;
●	varying economic and market conditions in the U.S.;
●	negative developments impacting the medical device industry in general and changes in the market valuations of companies deemed similar to us;
●	negative developments concerning our sources of manufacturing supply;
●	disputes or other developments relating to patents, trademarks or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;
●	issuances of debt, equity or convertible securities at terms deemed unfavorable by the market;
●	major catastrophic events;
●	sales of large blocks of our stock;
●	changes in our Board of Directors, management or key personnel; or
●	the other factors described in this “Risk Factors” section.

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

Our Board of Directors has historically authorized stock repurchase programs and, pursuant to these authorizations, we have used a significant amount of cash to repurchase shares of common stock of our company. Historically, we have opportunistically repurchased additional shares of common stock from time to time at prices that we believe are attractive. While our stock repurchase program has expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase shareholder value. Additionally, if we use a significant portion of our capital to repurchase shares, our financial flexibility will be reduced, and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, owns a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own a significant percentage of our outstanding common stock. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying or deterring a change of control of our company.

At this time, we do not intend to pay dividends.

At this time, we do not anticipate that we will pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Investors seeking cash dividends should not purchase our common stock.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may need to invest in additional resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

We believe that being a public company and compliant with these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Provisions in our charter documents, as well as provisions of the Delaware General Corporation Law (“DGCL”), could depress the trading price of our common stock by making it more difficult for a third party to acquire us at a price favorable to our shareholders. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval to defend against a takeover attempt; and
●	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the current monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter will be renewed for successive terms of one year each.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our liquidity, access to capital markets or ability to conduct our daily operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been publicly traded on the Nasdaq Capital Market under the stock symbol “IRMD” since July 16, 2014. Prior to that date, there was no public market for our common stock. There were no dividends declared during the fiscal years ended December 31, 2020, and 2019 and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The stock market in general has experienced significant stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Therefore, many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

●	Our financial position and results of operations;
●	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
●	Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;
●	Announcements of innovations or new products by us or our competitors;
●	Federal, state, and international governmental regulatory actions and the impact of such requirements on our business;
●	The development of litigation against us;
●	Period-to-period fluctuations in our operating results;
●	Changes in estimates of our performance by any securities analysts;
●	The issuance of new equity securities pursuant to a future offering or acquisition;
●	Poorly executed acquisitions or acquisitions whose projected potential is not realized;
●	Changes in interest rates;
●	Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Sales of large blocks of our stock;
●	Investor perceptions of our company; and
●	General economic and other national and international conditions.

Stockholders

As of February 28, 2021, we had 3 stockholders of record. This number is significantly less than and does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

At this time, we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We have never declared or paid cash dividends on our capital stock.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the year ended December 31, 2020.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
January 1, 2020—January 31, 2020	5,323	$—	—	$—
February 1, 2020—February 29, 2020	—	$—	—	$—
March 1, 2020—March 31, 2020	—	$—	—	$—
April 1, 2020—April 30, 2020	1,451	$—	—	$—
May 1, 2020—May 31, 2020	30,732	$—	—	$—
June 1, 2020—June 30, 2020	470	$—	—	$—
July 1, 2020—July 31, 2020	2,674	$—	—	$—
August 1, 2020—August 31, 2020	35	$—	—	$—
September 1, 2020—September 30,2020	58	$—	—	$—
October 1, 2020—October 31, 2020	187	$—	—	$—
November 1, 2020—November 30, 2020	25	$—	—	$—
December 1, 2020—December 31, 2020	11,362	$—	—	$—
Total	52,317	$—	—	$—

(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

Transfer Agent

The transfer agent and registrar for our common stock is EQ by Equiniti.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-

looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

The following graph shows a comparison, from December 31, 2015 through December 31, 2020, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for each of the years in the five-year period ended December 31, 2020, and is derived from the audited Financial Statements of IRADIMED CORPORATION. The statements of operations data for each of the years in the three-year period ended December 31, 2020 are included elsewhere in this report. The statements of operations data for the years ended December 31, 2017 and 2016 and balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited financial statements not included in this report. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements and Notes thereto and “Management’s Discussion and Analysis and Results of Operations” included elsewhere in this report.

	Years ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Revenue	$31,717,372	$38,517,141	$30,438,983	$23,081,592	$32,496,548
Cost of revenue	8,142,962	8,816,161	7,211,633	5,569,896	6,154,836
Gross profit	23,574,410	29,700,980	23,227,350	17,511,696	26,341,712
Operating expenses:
General and administrative	12,269,079	10,451,266	8,710,882	9,001,164	8,795,703
Sales and marketing	10,158,892	9,169,590	6,995,586	5,502,959	5,278,448
Research and development	1,902,530	1,432,719	1,517,112	1,722,564	1,347,507
Total operating expenses	24,330,501	21,053,575	17,223,580	16,226,687	15,421,658
(Loss) income from operations	(756,091)	8,647,405	6,003,770	1,285,009	10,920,054
Other income, net	139,213	395,912	193,537	111,377	32,680
(Loss) income before provision for income taxes	(616,878)	9,043,317	6,197,307	1,396,386	10,952,734
Provision for income tax (benefit) expense	(1,985,879)	(587,642)	(106,143)	896,622	3,738,189
Net income	$1,369,001	$9,630,959	$6,303,450	$499,764	$7,214,545
Net income per share:
Basic	$0.11	$0.85	$0.59	$0.05	$0.67
Diluted	$0.11	$0.78	$0.52	$0.04	$0.60
Weighted-average shares outstanding:
Basic	12,123,556	11,282,214	10,758,752	10,638,858	10,818,427
Diluted	12,440,086	12,276,444	12,110,117	11,720,316	11,989,681

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheets Data:
Cash and cash equivalents	$50,068,728	$43,481,781	$28,027,688	$18,205,976	$17,713,871
Investments	1,909,368	2,768,287	6,349,915	8,135,123	7,965,521
Working capital	58,818,629	53,104,709	39,852,197	31,029,638	30,194,520
Total assets	71,066,620	66,728,864	48,442,258	39,012,534	37,194,484
Total stockholders’ equity	61,384,612	55,524,395	41,945,733	32,930,877	31,889,125

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2020, our direct U.S. sales force consisted of 22 field sales representatives, 4 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights and Outlook

Our revenue was $31.7 million in 2020, $38.5 million in 2019 and $30.4 million in 2018. Our diluted earnings per share was $0.11 in 2020, $0.78 in 2019 and $0.52 in 2018. Our cash provided by operations was $5.8 million in 2020, $10.2 million in 2019 and $7.4 million in 2018.

Our estimated installed base of medical devices is as follows:

	Years Ended December 31,
	2020	2019	2018
IV Infusion Pump Systems	5,794	5,515	5,000
Patient Vital Signs Monitoring Systems	794	539	261

Effects of the COVID-19 Pandemic

The COVID-19 global pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties that we face include, but are not limited to:

●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

We are actively managing our response to the COVID-19 pandemic and work with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain. For further information regarding the potential impact of the COVID-19 pandemic on our company, see “Risk Factors” in Item 1A of this report.

The CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of net operating losses, which were expected to be used in future years, to prior years resulting in a $0.8 million benefit that was recognized in the year ended December 31, 2020. Consequently, we recorded an income tax receivable of approximately $1.4 million as of December 31, 2020.

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

The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. Our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to our financial statements in future reporting periods.

Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, we are unable to estimate the full extent to which COVID-19 will negatively impact our financial results or liquidity.

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

Stock-based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded for stock options that we grant requires us to develop estimates of the fair value as of the grant date. Calculating the fair value of stock option awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Estimated volatility is based on the historical volatility of our share price. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. We utilize a dividend yield of zero as we have no current intention to pay cash dividends. We elect to recognize forfeitures as they occur.

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

	Percent of Revenue
	Years Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.7	22.9	23.7
Gross profit	74.3	77.1	76.3
Operating expenses:
General and administrative	38.7	27.1	28.6
Sales and marketing	32.0	23.8	23.0
Research and development	6.0	3.7	5.0
Total operating expenses	76.7	54.7	56.6
(Loss) income from operations	(2.4)	22.5	19.7
Other income, net	0.4	1.0	0.6
(Loss) income before provision for income taxes	(1.9)	23.5	20.4
Provision for income tax benefit	(6.3)	(1.5)	(0.3)
Net income	4.3%	25.0%	20.7%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2020	2019	Change
United States	$24.5	$30.9	(20.7)%
International	7.2	7.6	(5.3)%
Total revenue	$31.7	$38.5	(17.7)%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2020	2019	Change
Devices:
MRI compatible IV infusion pump system	$9.3	$18.1	(48.1)%
MRI compatible patient vital signs monitoring system	9.8	9.7	0.6%
Total Devices revenue	19.1	27.8	(31.1)%
Disposables, service and other	10.7	8.9	20.3%
Amortization of extended warranty agreements	1.9	1.8	1.6%
Total revenue	$31.7	$38.5	(17.7)%

Revenue decreased $(6.8) million, or (17.7) percent, to $31.7 million from $38.5 million for the same period in 2019. This decrease is primarily due to a decrease in the number of our MRI compatible medical devices that we recognized in revenue, partially offset by higher revenue from our disposables, service and other.

Revenue from sales in the U.S. decreased $(6.4) million, or (20.7) percent, to $24.5 million from $30.9 million for the same period in 2019. Revenue from sales internationally decreased $(0.4) million, or (5.3) percent, to $7.2 million from $7.6 million for the same period in 2019. Domestic sales accounted for 77.4 percent of total revenue for the year ended December 31, 2020, compared to 80.3 percent for the same period in 2019.

Revenue from sales of devices decreased $(8.7) million, or (31.1) percent, to $19.1 million from $27.8 million for the same period in 2019. This decrease was the result of lower revenue from sales of our MRI compatible IV infusion pump systems.

During the year ended December 31, 2020, we recognized revenue on 279 MRI compatible IV infusion pumps compared to 519 pumps in 2019. The average selling price for our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2020 was approximately $33,600, compared to $34,800 for the same period in 2019. The decrease in average selling price is the result of higher international unit sales and an unfavorable product sales mix during 2020 when compared to 2019.

We recognized revenue on 255 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2020, compared to 278 systems for the same period in 2019. The average selling price for our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $36,300 during the year ended December 31, 2020, compared to $34,700 for the same period in 2019. The increase in average selling price is due to higher domestic unit sales, partially offset by an unfavorable product sales mix in 2020 when compared to 2019.

Revenue from sales of our disposables, service and other increased $1.8 million, or 20.3 percent, to $10.7 million from $8.9 million for the same period in 2020. Revenue from the amortization of our extended warranty agreements increased $0.1 million, or 1.6 percent, to $1.9 million from $1.8 million for the same period in 2019.

Cost of Revenue and Gross Profit

	Years Ended December 31,
(In millions, except gross profit percentage)	2020	2019
Revenue	$31.7	$38.5
Cost of revenue	8.1	8.8
Gross profit	$23.6	$29.7
Gross profit percentage	74.3%	77.1%

Cost of revenue decreased approximately $(0.7) million, or (7.6) percent, to $8.1 million for the year ended December 31, 2020, from $8.8 million for the same period in 2019. Gross profit decreased approximately $(6.1) million, or (20.6) percent, to $23.6 million for the year ended December 31, 2020 from $29.7 million for the same period in 2019. The decrease in cost of revenue and gross profit is primarily due to lower revenue during the year ended December 31, 2020, compared to the same period in 2019.

Gross profit margin was 74.3 percent and 77.1 percent for the years ended December 31, 2020 and 2019, respectively. The decrease in gross profit margin is the result of unfavorable overhead variance adjustments, partially offset by favorable pricing adjustments in 2020 compared to 2019.

Operating Expenses

	Years Ended December 31,
(In millions, except percentage of revenue)	2020	2019
General and administrative	$12.3	$10.5
Percentage of revenue	38.7%	27.1%
Sales and marketing	$10.2	$9.2
Percentage of revenue	32.0%	23.8%
Research and development	$1.9	$1.4
Percentage of revenue	6.0%	3.7%

General and Administrative

General and administrative expense increased approximately $1.8 million, or 17.4 percent, to $12.3 million for the year ended December 31, 2020, from $10.5 million for the same period last year. This increase is primarily due to higher expenses for stock compensation, and payroll and benefits, partially offset by lower employee recruiting costs, GPO administrative fees and regulatory approval and certification costs. During the year ended December 31, 2020, the

Company recognized total general and administrative expense of $3.2 million related to our former Chief Executive Officer, of which $2.7 million relates to the separation.

Sales and Marketing

Sales and marketing expense increased approximately $1.0 million, or 10.8 percent, to $10.2 million for the year ended December 31, 2020, from $9.2 million for the same period in 2019. This increase is primarily the result of higher expenses for payroll and benefits, and sales commissions, partially offset by lower sales activities expenses and tradeshow costs during 2020 when compared to 2019.

Research and Development

Research and development expense increased approximately $0.5 million, or 32.8 percent, to $1.9 million for the year ended December 31, 2020, from $1.4 million for the same period in 2019. This increase is primarily due to higher payroll and benefits expenses and employee recruiting fees, partially offset by lower consulting expenses during 2020 when compared to 2019.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $0.1 million and $0.4 for the years ended December 31, 2020 and 2019, respectively. This decrease is primarily the result of lower interest income during the year ended December 31, 2020 compared to the same period in 2019.

Income Taxes

We recorded a provision for income tax benefit of approximately $(2.0) million and $(0.6) million for the years ended December 31, 2020 and 2019, respectively. Our effective tax rate for the year ended December 31, 2020 was 321.9 percent compared to (6.5) percent for the same period in 2019. The increase in our effective tax rate is primarily the result of a loss before the provision for income taxes, discrete items related to tax benefits associated with the exercise and sale of employee options and vesting of restricted stock units, and the carryback of net operating losses to years prior to the enactment of the Tax Cuts and Jobs Act, as allowable under the Coronavirus Aid, Relief, and Economic Security Act. These were partially offset by a statutory limitation on the deductibility of certain executive compensation associated with the separation of our former Chief Executive Officer.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2019	2018	Change
United States	$30.9	$24.5	26.2%
International	7.6	5.9	27.9%
Total revenue	$38.5	$30.4	26.5%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2019	2018	Change
Devices:
MRI compatible IV infusion pump system	$18.1	$14.5	24.2%
MRI compatible patient vital signs monitoring system	9.7	6.7	45.9%
Total Devices revenue	27.8	21.2	31.0%
Disposables, service and other	8.9	7.7	15.3%
Amortization of extended warranty agreements	1.8	1.5	21.3%
Total revenue	$38.5	$30.4	26.5%

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

Revenue from sales of our disposables, services and other increased $1.2 million, or 15.3 percent, to $8.9 million from $7.7 million for the same period in 2018. Revenue from the amortization of our extended warranty agreements increased $0.3 million, or 21.3 percent, to $1.8 million from $1.5 million for the same period in 2018.

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

As of December 31, 2020, we had cash and investments of $52.0 million, stockholders’ equity of $61.4 million, and working capital of $58.8 million, compared to cash and cash equivalents and investments of $46.3 million, stockholders’ equity of $55.5 million, and working capital of $53.1 million as of December 31, 2019.

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$5.8	$10.2	$7.4
Net cash provided by investing activities	$0.2	$3.2	$1.5
Net cash provided by financing activities	$0.5	$2.0	$0.9

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Operating Activities

For the year ended December 31, 2020, cash provided by operations decreased $(4.4) million to $5.8 million, from $10.2 million in 2019. During 2020, cash provided by operations was negatively impacted by lower net income, prepaid expenses and other current assets, income taxes, other accrued taxes, accrued payroll and benefits, and accounts payable. Cash provided by operations was positively impacted by stock-based compensation, accounts receivable, depreciation and amortization and deferred income taxes.

For the year ended December 31, 2019, cash provided by operations increased $2.8 million to $10.2 million, from $7.4 million in 2018. During 2019, cash provided by operations was positively impacted by higher net income, deferred revenue, other accrued taxes and accounts payable, partially offset by negative impacts from accounts receivable and other assets.

Investing Activities

For the year ended December 31, 2020, cash provided by investing activities decreased $(3.0) million to $0.2 million, from $3.2 million in 2019. During 2020, cash provided by investing activities was positively impacted by maturities of investments, partially offset by negative impacts from purchases of property and equipment, and capitalized intangible assets.

For the year ended December 31, 2019, cash provided by investing activities increased $1.7 million to $3.2 million, from $1.5 million in 2018. During 2019, cash provided by investing activities was positively impacted by maturities of investments, partially offset by negative impacts from purchases of property and equipment, and capitalized intangible assets.

Financing Activities

For the year ended December 31, 2020, cash provided by financing activities decreased $(1.5) million to $0.5, from $2.0 million in 2019. During 2020, cash provided by financing activities was positively impacted by proceeds from the exercise of stock options, partially offset by taxes paid for the net share settlement of restricted stock units.

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

Our manufacturing operations and headquarters facility is approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

We believe our sources of liquidity, including cash flow from operations, existing cash, investments, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

●	Amount and timing of revenue and expenses;
•	Extent to which our existing and new products gain market acceptance;
•	Extent to which we make acquisitions;
•	Cost and timing of product development efforts and the success of these development efforts;
•	Cost and timing of selling and marketing activities; and
•	Availability of borrowings or other means of financing.

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposables and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2020:

		Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Unconditional purchase obligations	$3,089,103	$3,016,897	$72,206	$—	$—
Operating lease obligations	3,447,433	409,596	819,192	170,665	—
Total	$6,536,536	$3,426,493	$891,398	$170,665	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the U.S. and sell those products into more than 77 countries throughout the world. We also purchase certain components for our products from foreign vendors. Most of our sale and purchase transactions are denominated in the U.S. Dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates relative to the U.S. Dollar or weak economic conditions in foreign markets. In addition, changes in exchange rates may also affect the end-user prices of our products compared to those of our competitors, who may be selling their products in local currencies, making our products less competitive in some countries.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2020.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2020, we expect a corresponding change of approximately $380,000 in interest income earned on our excess cash held in interest bearing accounts.

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2020, our corporate bonds consisted of the following:

		Expected Maturity Dates
	Fair Value	2021	2022
U.S. corporations	$1,909,368	$1,399,343	$510,025

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2020, we expect the corresponding change in fair value of our investments would be approximately $13,000. This is based on sensitivity analyses performed on our financial position as of December 31, 2020. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following tables present our operating results for each of the eight quarters in the period ending December 31, 2020. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June	March
	31, 2020	30, 2020	30, 2020	31, 2020
Revenue	$8,546,043	$7,699,096	$6,794,692	$8,677,541
Cost of revenue	2,106,609	1,958,036	1,864,587	2,213,730
Gross profit	6,439,434	5,741,060	4,930,105	6,463,811
Operating expenses:
General and administrative	2,206,990	2,196,935	5,002,427	2,862,727
Sales and marketing	3,068,700	2,282,491	2,374,134	2,433,567
Research and development	512,718	476,876	482,654	430,282
Total operating expenses	5,788,408	4,956,302	7,859,215	5,726,576
Income (loss) from operations	651,026	784,758	(2,929,110)	737,235
Other income, net	13,507	9,352	17,852	98,502
Income (loss) before provision for income taxes	664,533	794,110	(2,911,258)	835,737
Provision for income tax expense (benefit)	27,119	(280,536)	(798,988)	(933,474)
Net income (loss)	$637,414	$1,074,646	$(2,112,270)	$1,769,211
Net income (loss) per share:
Basic	$0.05	$0.09	$(0.17)	$0.15
Diluted	$0.05	$0.09	$(0.17)	$0.14
Weighted-average shares outstanding:
Basic	12,279,999	12,243,362	12,076,399	11,891,428
Diluted	12,514,348	12,493,309	12,076,399	12,365,605

	Quarters Ended
	December	September	June	March
	31, 2019	30, 2019	30, 2019	31, 2019
Revenue	$10,890,653	$9,963,299	$9,225,596	$8,437,593
Cost of revenue	2,741,838	2,168,208	1,858,288	2,047,827
Gross profit	8,148,815	7,795,091	7,367,308	6,389,766
Operating expenses:
General and administrative	2,968,476	2,609,722	2,460,372	2,412,696
Sales and marketing	2,562,113	2,297,002	2,199,823	2,110,652
Research and development	379,310	369,526	331,310	352,573
Total operating expenses	5,909,899	5,276,250	4,991,505	4,875,921
Income from operations	2,238,916	2,518,841	2,375,803	1,513,845
Other income, net	115,249	110,064	78,025	92,574
Income before provision for income taxes	2,354,165	2,628,905	2,453,828	1,606,419
Provision for income tax (benefit) expense	(887,518)	174,035	364,987	(239,146)
Net income	$3,241,683	$2,454,870	$2,088,841	$1,845,565
Net income per share:
Basic	$0.28	$0.22	$0.19	$0.17
Diluted	$0.26	$0.20	$0.17	$0.15
Weighted-average shares outstanding:
Basic	11,559,526	11,369,404	11,163,506	11,029,639
Diluted	12,345,968	12,309,948	12,226,660	12,227,696

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2020, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1+	Form of Stock Option Agreement for Iradimed Corp. 2005 Incentive Stock Plan	S-1	333-196875	6/18/2014
10.2+	Iradimed Corporation Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36534	8/6/2020
10.3+	Form of Stock Option Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.4+	Form of Restricted Stock Award Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.5+	Form of Restricted Stock Unit Agreement (Time-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.6+	Form of Restricted Stock Unit Agreement (Performance-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.7	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.8+	Employment Agreement between the Registrant and Christopher K. Scott, dated December 16, 2013	S-1	333-196875	6/18/2014
10.9†	Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on January 26, 2014	S-1	333-196875	6/18/2014
10.10†	Amendment Agreement to Supply Agreement between the Registant and Fukoku Co., Ltd. entered into on March 26, 2019	8-K	001-36534	3/26/2019

10.11+	Employment Agreement between the Registrant and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
10.12+	Employment Agreement, dated as of January 3, 2020 by and between Iradimed Corporaiton and MaryBeth Smith	8-K	001-36534	1/07/2020
10.13+	Confidential Separation Agreement and General Release, dated May 28, 2020, by and between Iradimed Corporation and Leslie McDonnell	8-K	001-36534	6/18/2020
10.14+	Separation Agreement, dated as of July 15, 2020, by and between Iradimed Corporation and Louis Waldman	8-K	001-36534	7/16/2020
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of this Exhibit 101 inline XBRL Document set				X

+Indicates a management contract or compensatory plan or arrangement.

†Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

*The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Iradimed Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 5, 2021.

IRADIMED CORPORATION
(Registrant)

Dated: March 5, 2021	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2021
Roger Susi

/s/ Chris Scott	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 5, 2021
Chris Scott

/s/ Monty Allen	Director	March 5, 2021
Monty Allen

/s/ Anthony Vuoto	Director	March 5, 2021
Anthony Vuoto

/s/ James Hawkins	Director	March 5, 2021
James Hawkins

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company's auditor since 2013.

/s/ RSM US LLP

Orlando, Florida

March 5, 2021

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$50,068,728	$43,481,781
Accounts receivable, net	4,574,932	7,293,303
Investments	1,909,368	2,768,287
Inventory, net	3,933,987	3,641,561
Prepaid expenses and other current assets	771,666	407,802
Prepaid income taxes	2,477,211	1,370,947
Total current assets	63,735,892	58,963,681
Property and equipment, net	2,120,148	2,053,806
Intangible assets, net	960,885	860,087
Operating lease right-of-use asset, net	2,715,030	2,955,873
Deferred income taxes, net	1,272,672	1,663,415
Other assets	261,993	232,002
Total assets	$71,066,620	$66,728,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657,054	$993,742
Accrued payroll and benefits	1,714,782	2,166,209
Other accrued taxes	103,981	596,576
Warranty reserve	90,054	81,761
Deferred revenue	1,949,259	1,671,420
Current portion of operating lease liability	255,698	240,843
Other current liabilities	146,435	108,421
Total current liabilities	4,917,263	5,858,972
Deferred revenue	2,305,413	2,630,467
Operating lease liability, less current portion	2,459,332	2,715,030
Total liabilities	9,682,008	11,204,469
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,308,432 shares issued and outstanding as of December 31, 2020 and 11,765,875 shares issued and outstanding as of December 31, 2019	1,231	1,177
Additional paid-in capital	23,676,843	19,192,394
Retained earnings	37,669,451	36,300,450
Accumulated other comprehensive income	37,087	30,374
Total stockholders’ equity	61,384,612	55,524,395
Total liabilities and stockholders’ equity	$71,066,620	$66,728,864

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
Revenue	$31,717,372	$38,517,141	$30,438,983
Cost of revenue	8,142,962	8,816,161	7,211,633
Gross profit	23,574,410	29,700,980	23,227,350
Operating expenses:
General and administrative	12,269,079	10,451,266	8,710,882
Sales and marketing	10,158,892	9,169,590	6,995,586
Research and development	1,902,530	1,432,719	1,517,112
Total operating expenses	24,330,501	21,053,575	17,223,580
(Loss) income from operations	(756,091)	8,647,405	6,003,770
Other income, net	139,213	395,912	193,537
(Loss) income before provision for income taxes	(616,878)	9,043,317	6,197,307
Provision for income tax benefit	(1,985,879)	(587,642)	(106,143)
Net income	$1,369,001	$9,630,959	$6,303,450
Net income per share:
Basic	$0.11	$0.85	$0.59
Diluted	$0.11	$0.78	$0.52
Weighted-average shares outstanding:
Basic	12,123,556	11,282,214	10,758,752
Diluted	12,440,086	12,276,444	12,110,117

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
Net income	$1,369,001	$9,630,959	$6,303,450
Other comprehensive income (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $5,097, $24,713 and $(1,168) respectively	19,699	80,659	(3,554)
Realized loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $4,286, $2,671 and $(7,269) respectively	(12,986)	(8,093)	20,767
Other comprehensive income	6,713	72,566	17,213
Comprehensive income	$1,375,714	$9,703,525	$6,320,663

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2017	10,596,566	$1,060	$12,623,181	$20,355,545	$(48,909)	$32,930,877
Net income	—	—	—	6,303,450	—	6,303,450
Other comprehensive income	—	—	—	—	17,213	17,213
Stock-based compensation	—	—	1,764,319	—	—	1,764,319
Net share settlement of restricted stock units	77,352	8	(309,569)	—	—	(309,561)
Exercise of stock options and warrants	315,193	31	1,239,404	—	—	1,239,435
Cumulative effect from adoption of accounting standard update	—	—	—	10,496	(10,496)	—
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	9,630,959	—	9,630,959
Other comprehensive income	—	—	—	—	72,566	72,566
Stock-based compensation	—	—	1,854,965	—	—	1,854,965
Net share settlement of restricted stock units	74,880	7	(473,150)	—	—	(473,143)
Exercise of stock options and warrants	701,884	71	2,493,244	—	—	2,493,315
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,369,001	—	1,369,001
Other comprehensive income	—	—	—	—	6,713	6,713
Stock-based compensation	—	—	3,962,021	—	—	3,962,021
Net share settlement of restricted stock units	137,706	14	(1,207,632)	—	—	(1,207,618)
Exercise of stock options	404,851	40	1,730,060	—	—	1,730,100
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$1,369,001	$9,630,959	$6,303,450
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	27,884	31,338	15,833
Change in provision for excess and obsolete inventory	(87,178)	48,114	111,790
Depreciation and amortization	1,338,824	1,242,325	1,105,003
Disposal of property and equipment	6,496	—	—
Stock-based compensation	3,962,021	1,854,965	1,764,319
Deferred income taxes, net	389,932	(596,755)	(144,430)
(Gain) loss on maturity of investments	(17,272)	(10,764)	28,036
Changes in operating assets and liabilities:
Accounts receivable	2,690,487	(3,114,649)	(446,896)
Inventory	(282,904)	123,680	(121,591)
Prepaid expenses and other current assets	(1,098,908)	(487,650)	(407,461)
Other assets	(65,187)	(171,002)	65,135
Accounts payable	(403,567)	149,319	34,161
Accrued payroll and benefits	(451,427)	363,888	289,985
Other accrued taxes	(492,595)	463,576	23,498
Warranty reserve	8,293	7,237	13,986
Deferred revenue	(12,202)	700,348	(5,885)
Other current liabilities	38,014	—	(150)
Prepaid income taxes	(1,106,264)	(3,055)	(1,252,768)
Other	4,048	859	—
Net cash provided by operating activities	5,817,496	10,232,733	7,376,015
Investing activities:
Purchases of investments	—	—	(1,124,512)
Proceeds from maturity of investments	883,715	3,687,000	2,905,000
Purchases of property and equipment	(443,003)	(368,281)	(228,315)
Capitalized intangible assets	(193,743)	(117,531)	(36,350)
Net cash provided by investing activities	246,969	3,201,188	1,515,823
Financing activities:
Proceeds from stock option and warrant exercises	1,730,100	2,493,315	1,239,435
Taxes paid for the net share settlement of restricted stock units	(1,207,618)	(473,143)	(309,561)
Net cash provided by financing activities	522,482	2,020,172	929,874
Net increase in cash and cash equivalents	6,586,947	15,454,093	9,821,712
Cash and cash equivalents, beginning of year	43,481,781	28,027,688	18,205,976
Cash and cash equivalents, end of year	$50,068,728	$43,481,781	$28,027,688
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$12,000	$1,375,714
Right-of-use asset recognized in exchange for new lease obligation	$—	$3,182,724	$—
Operating and short-term lease payments recorded within cash flow from operating activities	$429,888	$428,176	$418,772

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

We are a leader in the development of innovative MRI compatible medical devices . We are the only known provider of a non-magnetic IV infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features in order to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically-ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated in order to remain immobile during an MRI scan.

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

For most domestic sales, we enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations ("GPOs"), which enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include negotiated pricing for all group members established at time of GPO contract execution. Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2020 and 2019, our allowance for doubtful accounts was $46,484 and $69,093, respectively.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of inputs are:

●	Level 1 — quoted prices (unadjusted) in active markets for an identical asset or liability.
●	Level 2 — quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Level 3 — unobservable and significant to the fair value measurement of the asset or liability.

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

Intangible Assets

Intangible assets include application and legal costs incurred to obtain patents. We capitalize these costs when we determine that probable future economic benefits exist. In making this determination, we consider the projected future operating results associated with the patents, industry and economic trends, and the entry of new products in the market. Costs incurred prior to this determination are expensed in the period they are incurred. We amortize capitalized patent costs using the straight-line method over their useful lives, which is typically 20 years. Periodic costs incurred to maintain existing patents are expensed as incurred.

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

Advertising and Marketing

For the years ended December 31, 2020, 2019 and 2018, these costs were $6,959, $155,983 and $123,451, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

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

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2020	2019	2018
Net income	$1,369,001	$9,630,959	$6,303,450
Weighted-average shares outstanding — Basic	12,123,556	11,282,214	10,758,752
Effect of dilutive securities:
Underwriters’ warrants	—	55,361	92,486
Stock options	267,815	843,957	1,137,270
Restricted stock units	48,715	94,912	121,609
Weighted-average shares outstanding — Diluted	12,440,086	12,276,444	12,110,117
Basic net income per share	$0.11	$0.85	$0.59
Diluted net income per share	$0.11	$0.78	$0.52

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2020	2019	2018

Anti-dilutive stock options and restricted stock units	42,690	25,439	21,488

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

COVID-19 Considerations

The COVID-19 global pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties that we face include, but are not limited to:

●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

We are actively managing our response to the COVID-19 pandemic and working with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain. For further information regarding the potential impact of the COVID-19 pandemic on our company, see “Risk Factors” in Item 1A of this report.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements to be Implemented

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We do not expect ASU 2019-12 to have a material impact on financial condition, results of operations or cash flows.

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

2 - Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	For the Years Ended December 31,
	2020	2019	2018

United States	$24,535,443	$30,930,267	$24,508,026
International	7,181,929	7,586,874	5,930,957
Total revenue	$31,717,372	$38,517,141	$30,438,983

Revenue information by type is as follows:

	For the Years Ended December 31,
	2020	2019	2018

Devices:
MRI compatible IV infusion pump system	$9,360,929	$18,052,406	$14,536,998
MRI compatible patient vital signs monitoring systems	9,763,075	9,709,233	6,655,618
Total Devices revenue	19,124,004	27,761,639	21,192,616
Disposables, service and other	10,723,847	8,914,822	7,728,624
Amortization of extended warranty agreements	1,869,521	1,840,680	1,517,743
Total revenue	$31,717,372	$38,517,141	$30,438,983

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2020	2019

Advance payments from customers	$85,590	$12,765
Shipments in-transit	35,013	4,250
Extended warranty agreements	4,134,069	4,284,872
Total	$4,254,672	$4,301,887

Changes in the contract liabilities during the period are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2018	$3,605,789
Increases due to cash received from customers	3,337,181
Decreases due to recognition of revenue	(2,641,083)
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	2,150,737
Decreases due to recognition of revenue	(2,197,952)
Contract liabilities, December 31, 2020	$4,254,672

Capitalized Contract Costs

Our capitalized contract costs totaled $384,367 and 352,250 as of December 31, 2020 and 2019, respectively.

3 — Inventory

Inventory consists of:

	As of December 31,
	2020	2019
Raw materials	$3,210,815	$2,939,451
Work in process	207,807	229,479
Finished goods	653,038	697,483
Inventory before allowance for excess and obsolete	4,071,660	3,866,413
Allowance for excess and obsolete	(137,673)	(224,852)
Total	$3,933,987	$3,641,561

4 — Property and Equipment

Property and equipment consist of:

	As of December 31,
	2020	2019
Computer software and hardware	$705,811	$627,624
Furniture and fixtures	1,226,113	1,112,550
Leasehold improvements	230,351	225,841
Machinery and equipment	1,823,835	1,778,524
Tooling in-process	470,446	163,105
	4,456,556	3,907,644
Accumulated depreciation	(2,336,408)	(1,853,838)
Total	$2,120,148	$2,053,806

Depreciation and amortization expense of property and equipment was $510,652, $501,218 and $470,395 for the years ended December 31, 2020, 2019 and 2018, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2020	2019

United States	$1,349,435	$1,689,740
International	770,713	364,066
Total property and equipment, net	$2,120,148	$2,053,806

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2020	2019

Patents — in use	$362,162	$304,270
Patents — in process	69,733	120,581
Internally developed software — in use	872,253	867,569
Internally developed software — in process	261,622	80,721
Trademarks	27,247	26,133
	1,593,017	1,399,274
Accumulated amortization	(632,132)	(539,187)
Total	$960,885	$860,087

Amortization expense of intangible assets was $92,945, $89,963 and $89,333 for the years ended December 31, 2020, 2019 and 2018, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2021	$100,274
2022	$99,703
2023	$99,051
2024	$98,750
2025	$96,533

6 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

As of December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporations	$1,863,382	$45,986	$—	$1,909,368

	As of December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds:
U.S. corporations	$2,258,686	$29,123	$—	$2,287,809
International corporations	471,139	9,339	—	480,478
Total	$2,729,825	$38,462	$—	$2,768,287

As of December 31, 2020, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$1,371,407	$1,399,343
1 to 3 years	491,975	510,025
Total	$1,863,382	$1,909,368

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at December 31, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporations	$1,909,368	$—	$1,909,368	$—

	Fair Value at December 31, 2019
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Corporate bonds:
U.S. corporations	$2,287,809	$—	$2,287,809	$—
International corporations	480,478	—	480,478	—
Total	$2,768,287	$—	$2,768,287	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2020 or 2019.

8 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income relates to unrealized gains and (losses) on our investments and activity is as follows:

Unrealized Gains
(Losses) on
Available-For-Sale
Securities
Balance at December 31, 2017	$(48,909)
Losses, net	(3,554)
Reclassification realized in net earnings	20,767
Cumulative effect from adoption of accounting standard update	(10,496)
Balance at December 31, 2018	$(42,192)
Gains, net	80,659
Reclassification realized in net earnings	(8,093)
Balance at December 31, 2019	$30,374
Gains, net	19,699
Reclassification realized in net earnings	(12,986)
Balance at December 31, 2020	$37,087

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan initially reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. On June 12, 2020, the shareholders approved an amendment to the 2014 Plan, which reserved an additional 1,000,000 shares of our common stock for the various equity awards mentioned above. As of December 31, 2020, there were 1,146,586 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	For the Years Ended December 31,
	2020	2019	2018
Cost of revenue	$198,037	$256,924	$279,221
General and administrative	3,309,007	1,167,161	1,000,002
Sales and marketing	371,819	348,603	329,644
Research and development	83,158	82,277	155,452
Total stock-based compensation expense	$3,962,021	$1,854,965	$1,764,319

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2020:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (Yrs.)	Value
Outstanding beginning of period	638,860	$4.31	4.3	$12,192,995

Options granted	—	—
Options exercised	(404,850)	4.27
Options cancelled	—	—
Options expired	(3,500)	13.91
Outstanding end of period	230,510	$4.24	3.2	$4,293,465
Exercisable	230,510	$4.24	3.2	$4,293,465

The total grant date fair value of stock options that vested during the year ended December 31, 2020 was $609,875. The total intrinsic value of options exercised during the year ended December 31, 2020, 2019 and 2018 was $7,764,920, $11,870,492 and $6,071,319, respectively.

No options were granted during the years ended December 31, 2020 and December 31, 2018. The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $11.84. For the years ended December 31, 2020, 2019 and 2018, we estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December, 31
	2020	2019	2018
Volatility	—%	59.1%	—%
Expected term (years)	0	6.3	0
Risk-free interest rate	—%	1.5%	—%
Dividend yield	—%	0.0%	—%

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2020:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2019	297,048	$19.36
Granted	90,975	$24.08
Vested	(190,023)	$19.32
Cancelled	(34,970)	$15.39
Unvested at December 31, 2020	163,030	$22.89

As of December 31, 2020, we had $3,491,004 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

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

On July 17, 2017, our Board of Directors approved a modification to the Warrants. This modification extended the expiration date of the Warrants from July 17, 2017 to July 17, 2019 and revised the strike price from $8.125 to $10.05. During the year ended December 31, 2019, the remaining 162,031 warrants were exercised.

10 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2020	2019	2018
Interest income	$132,185	$388,801	$238,106
Realized gain (losses) on maturities of investments	17,272	10,764	(29,308)
Foreign currency exchange losses	(10,244)	(3,653)	(15,261)
Total other income, net	$139,213	$395,912	$193,537

11 — Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2020	2019	2018
Current taxes:
U.S. federal	$(2,404,511)	$(47,831)	$740
State	19,104	58,379	37,547
Foreign	10,390	—	—
Total current tax (benefit) expense	(2,375,017)	10,548	38,287
Deferred taxes:
U.S. federal	547,200	(544,384)	(128,905)
State	(158,063)	(53,806)	(15,525)
Total deferred tax expense (benefit)	389,138	(598,190)	(144,430)
Provision for income tax benefit	$(1,985,879)	$(587,642)	$(106,143)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	As of December 31,
	2020	2019
Deferred income tax assets (liabilities):
Stock compensation	$491,686	$790,357
Deferred revenue	641,607	446,562
Reserves and allowances	218,866	257,549
Research and development credits carryforward	325,006	146,320
Net operating loss carryforward	263,974	688,084
Depreciation and amortization	(550,526)	(619,528)
Accrued expenses	(49,848)	—
Other, net	(68,093)	(45,929)
Total deferred income taxes, net	$1,272,672	$1,663,415

As of December 31, 2020, we recorded a state net operating loss carryforward of $263,974. Many states follow a 20-year carryforward period for net operating losses, however, certain states have a shorter expiration period.

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
CARES Act NOL carryback	123.3	—	—
Tax (windfalls) deficiencies on exercise and vesting of equity awards	3.0	(17.1)	(21.8)
Stock compensation expense	197.1	(9.8)	(0.2)
State taxes, net of federal benefit	22.5	0.1	(0.1)
Permanent items	(2.5)	1.2	0.5
Provision to return adjustments	14.1	(1.1)	(0.3)
Compensation limitations	(70.0)	—	—
Foreign taxes	(1.7)	—	—
Research and development credits	15.1	(0.8)	(0.8)
Effective rate	321.9%	(6.5)%	(1.7)%

As of December 31, 2020 and December 31, 2019, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2017 and subsequent years and various other U.S. state income taxes for 2016 and subsequent years.

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years , resulting in a new lease expiration date of May 31, 2024.

Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. We concluded that we will exercise the remaining five-year option, resulting in a remaining lease term of 8.4 years as of December 31, 2020. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Statements of Operations is as follows:

	For the Years Ended
	December 31,
	2020	2019
Cost of revenue	$186,139	$186,139
General and administrative	184,177	184,177
Sales and marketing	10,417	10,417
Research and development	28,861	28,861
Total	$409,594	$409,594

Lease costs for short-term leases were immaterial for the year ended December 31, 2020 and 2019.

Maturity of Operating lease liability as of December 31, 2020 is as follows:

2021	$409,596
2022	409,596
2023	409,596
2024	409,596
2025	409,596
Thereafter	1,399,454
Total lease payments	3,447,434
Imputed interest	(732,404)
Present value of lease liability	$2,715,030

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

13 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $441,479, $374,979 and $293,669, respectively, for the years ended December 31, 2020, 2019 and 2018. Employer contributions vest immediately.

14 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $3,089,103 and $3,208,174 as of December 31, 2020 and 2019, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is minimal and have not recorded a liability for these agreements as of December 31, 2020.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

15 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2020, there was no preferred stock issued or outstanding.

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

Redemption. Upon a majority vote of the then outstanding shares of Preferred Stock, we may, at our discretion, redeem or purchase shares of Preferred Stock. We also have a first right of refusal to repurchase shares of the Preferred Stock arising from a holder's proposal to sell such Preferred Stock.

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