Form 10-Q
period 2021-03-31
IRADIMED CORP
filed 2021-05-07
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The registrant had 12,312,481 shares of common stock, par value $0.0001 per share, outstanding as of May 1, 2021.

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

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption "Risk Factors" contained in Part II, Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements, except as required by Federal Securities laws.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,801,629	$50,068,728
Accounts receivable, net of allowance for doubtful accounts of $48,185 as of March 31, 2021 and $46,484 as of December 31, 2020	4,564,172	4,574,932
Investments	1,902,940	1,909,368
Inventory, net	4,640,556	3,933,987
Prepaid expenses and other current assets	929,382	771,666
Prepaid income taxes	2,373,828	2,477,211
Total current assets	65,212,507	63,735,892
Property and equipment, net	2,126,079	2,120,148
Intangible assets, net	976,382	960,885
Operating lease right-of-use asset, net	2,652,533	2,715,030
Deferred income taxes, net	985,336	1,272,672
Other assets	236,089	261,993
Total assets	$72,188,926	$71,066,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$618,217	$657,054
Accrued payroll and benefits	1,232,683	1,714,782
Other accrued taxes	77,593	103,981
Warranty reserve	96,448	90,054
Deferred revenue	2,203,589	1,949,259
Current portion of operating lease liability	259,553	255,698
Other current liabilities	146,435	146,435
Total current liabilities	4,634,518	4,917,263
Deferred revenue	2,083,342	2,305,413
Operating lease liability, less current portion	2,392,980	2,459,332
Total liabilities	9,110,840	9,682,008
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,312,184 shares issued and outstanding as of March 31, 2021 and 12,308,432 shares issued and outstanding as of December 31, 2020	1,231	1,231
Additional paid-in capital	23,988,337	23,676,843
Retained earnings	39,056,300	37,669,451
Accumulated other comprehensive income	32,218	37,087
Total stockholders’ equity	63,078,086	61,384,612
Total liabilities and stockholders’ equity	$72,188,926	$71,066,620

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue	$9,223,996	$8,677,541
Cost of revenue	2,161,680	2,213,730
Gross profit	7,062,316	6,463,811
Operating expenses:
General and administrative	2,430,369	2,862,727
Sales and marketing	2,379,124	2,433,567
Research and development	475,817	430,282
Total operating expenses	5,285,310	5,726,576
Income from operations	1,777,006	737,235
Other (expense) income, net	(5,663)	98,502
Income before provision for income taxes	1,771,343	835,737
Provision for income tax expense (benefit)	384,494	(933,474)
Net income	$1,386,849	$1,769,211
Net income per share:
Basic	$0.11	$0.15
Diluted	$0.11	$0.14
Weighted average shares outstanding:
Basic	12,310,577	11,891,428
Diluted	12,521,279	12,365,605

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$1,386,849	$1,769,211
Other comprehensive (loss) income :
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(1,559) and $3,442, respectively	(4,869)	10,433
Other comprehensive (loss) income	(4,869)	10,433
Comprehensive income	$1,381,980	$1,779,644

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,769,211	—	1,769,211
Other comprehensive income	—	—	—	—	10,433	10,433
Stock-based compensation expense	—	—	568,958	—	—	568,958
Net share settlement of restricted stock units	14,521	1	(133,873)	—	—	(133,872)
Exercise of stock options	190,541	19	322,160	—	—	322,179
Balances, March 31, 2020	11,970,937	$1,197	$19,949,639	$38,069,661	$40,807	$58,061,304

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$1,386,849	$1,769,211
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	1,728	36,756
Change in provision for excess and obsolete inventory	(1,992)	128,143
Depreciation and amortization	331,794	344,784
Stock-based compensation	347,741	568,958
Deferred income taxes, net	288,895	(32,472)
Changes in operating assets and liabilities:
Accounts receivable	9,032	1,404,704
Inventory	(668,361)	(560,996)
Prepaid expenses and other current assets	(560,508)	(538,093)
Other assets	32,059	(60,614)
Accounts payable	(75,805)	(266,644)
Accrued payroll and benefits	(482,099)	(542,834)
Other accrued taxes	(26,388)	(469,750)
Warranty reserve	6,394	7,924
Deferred revenue	250,359	308,559
Prepaid income taxes	103,383	(901,001)
Net cash provided by operating activities	943,081	1,196,635
Investing activities:
Purchases of property and equipment	(132,318)	(166,593)
Capitalized intangible assets	(41,615)	(63,782)
Net cash used in investing activities	(173,933)	(230,375)
Financing activities:
Proceeds from exercises of stock options	2,460	322,179
Taxes paid related to the net share settlement of equity awards	(38,707)	(133,872)
Net cash (used in) provided by financing activities	(36,247)	188,307
Net increase in cash and cash equivalents	732,901	1,154,567
Cash and cash equivalents, beginning of period	50,068,728	43,481,781
Cash and cash equivalents, end of period	$50,801,629	$44,636,348
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,195	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$118,067	$107,081

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

COVID-19 Considerations

The COVID-19 pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements to be Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on ASU 2016-03. The previously mentioned ASUs are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We do not expect the adoption of these ASUs to have a material impact on our financial condition, results of operations or cash flows.

Accounting Pronouncements Implemented in 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have an impact on our financial condition, results of operations or cash flows.

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
United States	$7,272,830	$6,322,106
International	1,951,166	2,355,435
Total revenue	$9,223,996	$8,677,541

Revenue information by type is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Devices:
MRI compatible IV infusion pump system	$3,503,347	$2,664,834
MRI compatible patient vital signs monitoring systems	2,603,830	2,888,703
Total Devices revenue	6,107,177	5,553,537
Disposables, services and other	2,635,466	2,662,713
Amortization of extended warranty agreements	481,353	461,291
Total revenue	$9,223,996	$8,677,541

Contract Liabilities

Our contract liabilities consist of:

	March 31,	December 31,
	2021	2020
	(unaudited)
Advance payments from customers	$191,227	$85,590
Shipments in-transit	218,100	35,013
Extended warranty agreements	3,877,604	4,134,069
Total	$4,286,931	$4,254,672

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	681,433
Decreases due to recognition of revenue	(649,174)
Contract liabilities, March 31, 2021	$4,286,931

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	779,048
Decreases due to recognition of revenue	(492,924)
Contract liabilities, March 31, 2020	$4,588,011

Capitalized Contract Costs

Our capitalized contract costs totaled $352,308 and $384,367 as of March 31, 2021 and December 31, 2020, respectively.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Net income	$1,386,849	$1,769,211
Weighted-average shares outstanding — Basic	12,310,577	11,891,428
Effect of dilutive securities:
Stock options	189,933	414,439
Restricted stock units	20,769	59,738
Weighted-average shares outstanding — Diluted	12,521,279	12,365,605
Basic net income per share	$0.11	$0.15
Diluted net income per share	$0.11	$0.14

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Anti-dilutive stock options and restricted stock units	4,902	62,904

4 — Inventory

Inventory consists of:

	March 31,	December 31,
	2021	2020
	(unaudited)
Raw materials	$3,502,986	$3,210,815
Work in process	292,644	207,807
Finished goods	980,607	653,038
Inventory before allowance for excess and obsolete	4,776,237	4,071,660
Allowance for excess and obsolete	(135,681)	(137,673)
Total	$4,640,556	$3,933,987

5 — Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2021	2020
	(unaudited)
Computer software and hardware	$721,008	$705,811
Furniture and fixtures	1,226,865	1,226,113
Leasehold improvements	230,351	230,351
Machinery and equipment	1,842,037	1,823,835
Tooling in-process	569,365	470,446
	4,589,626	4,456,556
Accumulated depreciation	(2,463,547)	(2,336,408)
Total	$2,126,079	$2,120,148

Depreciation expense of property and equipment was $127,139 and $126,308 for the three months ended March 31, 2021 and 2020, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31,	December 31,
	2021	2020
	(unaudited)
United States	$1,855,369	$1,832,894
International	270,710	287,254
Total property and equipment, net	$2,126,079	$2,120,148

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	March 31,	December 31,
	2021	2020
	(unaudited)
Patents — in use	$362,162	$362,162
Patents — in process	73,648	69,733
Internally developed software — in use	872,218	872,253
Internally developed software — in process	299,357	261,622
Trademarks	27,247	27,247
	1,634,632	1,593,017
Accumulated amortization	(658,250)	(632,132)
Total	$976,382	$960,885

Amortization expense of intangible assets was $26,118 and $22,491 for the three months ended March 31, 2021 and 2020, respectively.

Expected annual amortization expense for the remaining portion of 2021 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months ending December 31, 2021	$75,313
2022	$99,700
2023	$99,189
2024	$98,787
2025	$95,849
2026	$84,830

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$1,863,382	$39,558	$—	$1,902,940

December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$1,863,382	$45,986	$—	$1,909,368

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at March 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable

	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$1,902,940	$—	$1,902,940	$—

Fair Value at December 31, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$1,909,368	$—	$1,909,368	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the three months ended March 31, 2021 or the year ended December 31, 2020.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2021 and 2020 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2020	$37,087
Loss on available-for-sale securities, net	(4,869)
Balance at March 31, 2021	$32,218

Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	10,433
Balance at March 31, 2020	$40,807

10 — Stock-Based Compensation

In December 2020, the Company granted 11,891 Performance-Based Restricted Stock Units ("PSUs") to certain employees under a new Long-Term Incentive Plan ("LTIP") for the three-year cycle ending December 7, 2023, which was adopted under the Company's Amended and Restated 2014 Equity Incentive Plan. Each PSU represents the right to receive one share of the Company's common stock.

Payouts of the PSUs for the cycle ending December 7, 2023 will be based on the Company's total shareholder return compared to a pre-defined peer group. For purposes of the LTIP, total shareholder return is calculated as the share price at the end of the performance period, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0% and 200%, depending on the Company's performance against the peer group.

The grant date fair value of the PSUs was $29.53 per unit, which was calculated using a Monte-Carlo simulation model with an expected term of three years and a risk-free interest rate of 0.2%. The Monte-Carlo simulation incorporated the volatility and dividend yield for the Company and each member of the peer group individually. Peer group volatilities ranged from 39.9% to 89.4% and dividend yields ranged from 0.0% to 1.23%. The volatility and dividend yield used for the Company was 51.0% and 0.0%, respectively.

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Cost of revenue	$54,211	$58,254
General and administrative	180,204	362,152
Sales and marketing	81,935	130,955
Research and development	31,391	17,597
Total	$347,741	$568,958

As of March 31, 2021, we had $2,867,766 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years. As of March 31, 2021, we had $247,002 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2021 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	230,510	151,139	11,891
Awards granted	—	8,920	—
Awards exercised/vested	(250)	(5,157)	—
Awards canceled	—	(9,346)	(2,546)
Outstanding end of period	230,260	145,556	9,345

11 — Income Taxes

For the three months ended March 31, 2021, we recorded a provision for income tax expense of $384,494. Our effective tax rate was 21.7 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of March 31, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each.We concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 8.2 years as of March 31, 2021. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2021	2020

Cost of revenue	$51,095	$46,535
General and administrative	50,556	46,044
Sales and marketing	2,859	2,604
Research and development	7,922	7,215
Total	$112,432	$102,398

Lease costs for short-term leases were immaterial for the three months ended March 31, 2021 and 2020.

Maturity of operating lease liability as of March 31, 2021 is as follows:

Nine months ending December 31, 2021	$307,197
2022	409,596
2023	409,596
2024	409,596
2025	409,596
Thereafter	1,399,454
Total lease payments	3,345,035
Imputed interest	(692,502)
Present value of lease liability	$2,652,533

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $3,185,649 and $3,089,103 as of March 31, 2021 and December 31, 2020, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020 and the cautionary information regarding forward-looking statements at the beginning of this Quarterly Report.

Our Business

We develop, manufacture, market and distribute Magnetic Resonance Imaging (“MRI”) compatible medical devices and accessories and services relating to them.

We are a leader in the development of innovative MRI compatible medical devices. We are the only known provider of a non-magnetic intravenous (“IV”) infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to the COVID-19 pandemic. We also enter into agreements with healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”), in the U.S., which facilitates our ability to sell and distribute our products to their member hospitals. Under these agreements, we are required to pay these GPOs a fee of three percent of the sales of our products to their member hospitals.

Financial Highlights

Our revenue increased $0.5 million, or 6.3 percent, to $9.2 million for the first quarter ended March 31, 2021, compared to $8.7 million for the first quarter last year. Income before the provision for income taxes increased $1.0 million, or 111.9%, to $1.8 million for the first quarter ended March 31, 2021, compared to $0.8 million for the first quarter last year. Net income was $1.4 million, or $0.11 per diluted share in the first quarter ended March 31, 2021, compared to net income of $1.8 million, or $0.14 per diluted share in the first quarter last year.

Effects of the COVID-19 Pandemic

The COVID-19 global pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

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

We are actively managing our response to the COVID-19 pandemic and work with our customers, distributors, vendors, and suppliers, and we are assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which COVID-19 may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2021.

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

	Percent of Revenue
	Three Months
	Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	23.4	25.5
Gross profit	76.6	74.5
Operating expenses:
General and administrative	26.3	33.0
Sales and marketing	25.8	28.0
Research and development	5.2	5.0
Total operating expenses	57.3	66.0
Income from operations	19.3	8.5
Other (expense) income, net	(0.1)	1.1
Income before provision for income taxes	19.2	9.6
Provision for income tax expense (benefit)	4.2	(10.8)
Net income	15.0%	20.4%

Three Months Ended March 31, 2021 and 2020

Revenue by Geographic Region

	Three Months Ended
	March 31,
	2021	2020	Change
United States	$7,272,830	$6,322,106	15.0%
International	1,951,166	2,355,435	(17.2)%
Total revenue	$9,223,996	$8,677,541	6.3%

Revenue by Type

	Three Months Ended
	March 31,
	2021	2020	Change
Devices:
MRI compatible IV infusion pump system	$3,503,347	$2,664,834	31.5%
MRI compatible patient vital signs monitoring systems	2,603,830	2,888,703	(9.9)%
Total Devices revenue	6,107,177	5,553,537	10.0%
Disposables, services and other	2,635,466	2,662,713	(1.0)%
Amortization of extended maintenance contracts	481,353	461,291	4.3%
Total revenue	$9,223,996	$8,677,541	6.3%

For the three months ended March 31, 2021, revenue increased $0.5 million, or 6.3 percent, to $9.2 million from $8.7 million for the same period in 2020.

Revenue from sales in the U.S. increased $1.0 million, or 15.0 percent, to $7.3 million for the first quarter 2021, from $6.3 million for the first quarter 2020. Revenue from sales internationally decreased $(0.4) million, or (17.2) percent, to $2.0 million for the first quarter 2021, from $2.4 million for the first quarter 2020. Domestic sales accounted for 78.8 percent of revenue for the first quarter 2021, compared to 72.9 percent for the first quarter 2020.

Revenue from sales of devices increased $0.5 million, or 10.0 percent, to $6.1 million for the three months ended March 31, 2021, from $5.6 million for the same period in 2020.

The average selling price of our MRI compatible IV infusion pump system during the three months ended March 31, 2021 was approximately $32,700, compared to approximately $29,900 for the same period in 2020. The increase in ASP relates to a favorable geographic sales mix when compared to the same period in 2020.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended March 31, 2021 was approximately $38,300, compared to approximately $35,400 for the same period in 2020. The increase in ASP relates to favorable pricing adjustments and a favorable sales mix.

Revenue from sales of our disposables, service and other decreased $(0.1) million, or (1.0) percent, to $2.6 million for the three months ended March 31, 2021, from $2.7 million for the same period in 2020. Revenue from the amortization of extended maintenance contracts was consistent at $0.5 million for the three months ended March 31, 2021 and 2020.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2021	2020
Revenue	$9,223,996	$8,677,541
Cost of revenue	2,161,680	2,213,730
Gross profit	$7,062,316	$6,463,811
Gross profit percentage	76.6%	74.5%

Cost of revenue was consistent at $2.2 million for the three months ended March 31, 2021 and 2020. Gross profit increased $0.6 million, or 9.3 percent, to $7.1 million for the first quarter 2021 from $6.5 million for the same period in 2020. Gross profit margin was 76.6 percent for first quarter 2021, compared to 74.5 percent for the first quarter 2020. The increase in gross profit and gross profit margin is primarily due to a favorable geographic sales mix, partially offset by unfavorable overhead variances.

Operating Expenses

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$2,430,369	$2,862,727
Percentage of revenue	26.3%	33.0%
Sales and marketing	$2,379,124	$2,433,567
Percentage of revenue	25.8%	28.0%
Research and development	$475,817	$430,282
Percentage of revenue	5.2%	5.0%

General and Administrative

For the three months ended March 31, 2021, general and administrative expense decreased $(0.5) million, or (15.1) percent, to $2.4 million from $2.9 million for the same period last year. This decrease is primarily due to lower expenses from stock compensation, legal and professional fees, employee bonus and payroll.

Sales and Marketing

For the three months ended March 31, 2021 and 2020, sales and marketing expense was consistent at $2.4 million. For the three months ended March 31, 2021, sales and marketing expense was 25.8 percent of revenue compared to 28.0 percent for the same period in 2020. This is primarily the result of higher sales commissions, offset by lower travel and related expenses, and lower payroll and benefits expenses.

Research and Development

For the three months ended March 31, 2021, research and development expense increased $0.1 million, or 10.6 percent, to $0.5 million from $0.4 million for the same period last year. This increase is primarily the result of higher payroll and benefits costs.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2021, we reported other expense of approximately $6,000, compared to other income of $99,000 for the three months ended March 31, 2020. This decrease is primarily due to lower interest income during the first quarter 2021.

Income Taxes

For the three months ended March 31, 2021, we recorded a provision for income tax expense of $384,494. Our effective tax rate was 21.7 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three months ended March 31, 2020, we recorded a provision for income tax benefit of $(933,474). Our effective tax rate was (111.7) percent and differed from the United States Federal statutory rate primarily due to discrete items related to tax benefits associated with stock-based compensation and a U.S. state tax benefit. Additionally, we recognized a benefit in our effective tax rate resulting from the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback the net operating loss to years prior to the enactment of the Tax Cuts and Jobs Act.

As of March 31, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of March 31, 2021, we had cash and investments of $52.7 million, stockholders’ equity of $63.1 million, and working capital of $60.6 million. As of December 31, 2020, we had cash and investments of $52.0 million, stockholders’ equity of $61.4 million, and working capital of $58.8 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$943,081	$1,196,635
Net cash used in investing activities	(173,933)	(230,375)
Net cash (used in) provided by financing activities	(36,247)	188,307

Cash provided by operating activities decreased $(0.3) million to $0.9 million for the three months ended March 31, 2021, compared to $1.2 million for the same period in 2020. During the three months ended March 31, 2021, cash provided by operations was positively impacted by cash inflows from deferred revenue and income tax refunds, and negatively impacted by cash outflows from inventory purchases, prepaid expenses and accrued payroll and benefits.

Cash used in investing activities was consistent at $(0.2) million for the three months ended March 31, 2021 and 2020. This is due to consistent levels of capital expenditures and capitalized intangible assets for both periods.

Cash used in financing activities was approximately $(36,000) for the three months ended March 31, 2021, compared to cash provided by financing activities of approximately $188,000 for the three months ended March 31, 2020. This decrease is primarily due to lower proceeds from stock option exercises during the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2020.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2021 and 2020.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of March 31, 2021, we had $1.9 million in corporate bonds, with $1.4 million maturing in less than 1 year and $0.5 million maturing between 1 and 3 years. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2021, we expect the corresponding change in fair value of our investments would be approximately $10,000. This is based on sensitivity analyses performed on our financial position as of March 31, 2021. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were effective.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as in other documents we file with the SEC. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

IRADIMED CORPORATION

Dated: May 7, 2021	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)