Form 10-Q
period 2021-06-30
IRADIMED CORP
filed 2021-08-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The registrant had 12,318,027 shares of common stock, par value $0.0001 per share, outstanding as of August 1, 2021.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,159,661	$50,068,728
Investments	948,958	1,909,368
Accounts receivable, net of allowance for doubtful accounts of $45,578 as of June 30, 2021 and $46,484 as of December 31, 2020	3,884,704	4,574,932
Inventory, net	4,468,115	3,933,987
Prepaid expenses and other current assets	1,230,033	771,666
Prepaid income taxes	2,945,799	2,477,211
Total current assets	68,637,270	63,735,892
Property and equipment, net	2,092,224	2,120,148
Intangible assets, net	1,010,073	960,885
Operating lease right-of-use asset, net	2,614,351	2,715,030
Deferred income taxes, net	992,996	1,272,672
Other assets	232,685	261,993
Total assets	$75,579,599	$71,066,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$667,882	$657,054
Accrued payroll and benefits	2,010,074	1,714,782
Other accrued taxes	122,452	103,981
Warranty reserve	108,528	90,054
Deferred revenue	2,973,334	1,949,259
Current portion of operating lease liability	268,488	255,698
Other current liabilities	146,435	146,435
Total current liabilities	6,297,193	4,917,263
Deferred revenue	2,034,429	2,305,413
Operating lease liability, less current portion	2,345,863	2,459,332
Total liabilities	10,677,485	9,682,008
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,317,036 shares issued and outstanding as of June 30, 2021 and 12,308,432 shares issued and outstanding as of December 31, 2020	1,232	1,231
Additional paid-in capital	24,350,709	23,676,843
Retained earnings	40,525,994	37,669,451
Accumulated other comprehensive income	24,179	37,087
Total stockholders’ equity	64,902,114	61,384,612
Total liabilities and stockholders’ equity	$75,579,599	$71,066,620

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233
Cost of revenue	2,478,122	1,864,587	4,639,802	4,078,317
Gross profit	7,332,301	4,930,105	14,394,617	11,393,916
Operating expenses:
General and administrative	2,564,619	5,002,427	4,994,988	7,865,154
Sales and marketing	2,469,777	2,374,134	4,848,901	4,807,701
Research and development	453,679	482,654	929,496	912,936
Total operating expenses	5,488,075	7,859,215	10,773,385	13,585,791
Income (loss) from operations	1,844,226	(2,929,110)	3,621,232	(2,191,875)
Other income, net	13,195	17,852	7,532	116,354
Income (loss) before provision for income taxes	1,857,421	(2,911,258)	3,628,764	(2,075,521)
Provision for income tax expense (benefit)	387,727	(798,988)	772,221	(1,732,462)
Net income (loss)	$1,469,694	$(2,112,270)	$2,856,543	$(343,059)
Net income (loss) per share:
Basic	$0.12	$(0.17)	$0.23	$(0.03)
Diluted	$0.12	$(0.17)	$0.23	$(0.03)
Weighted average shares outstanding:
Basic	12,313,563	12,076,399	12,312,078	11,983,913
Diluted	12,554,828	12,076,399	12,539,483	11,983,913

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$1,469,694	$(2,112,270)	$2,856,543	$(343,059)
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $5,772 and $4,227 for the three months ended June 30, 2021 and 2020, respectively, and $(7,331) and $7,669 for the six months ended June 30, 2021 and 2020, respectively	1,790	19,797	(3,079)	30,230
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $3,176 and $2,199 for the three months ended June 30, 2021 and 2020, respectively, and $3,176 and $2,199 for the six months ended June 30, 2021 and 2020, respectively	(9,829)	(6,662)	(9,829)	(6,662)
Other comprehensive (loss) income	(8,039)	13,135	(12,908)	23,568
Comprehensive income (loss)	$1,461,655	$(2,099,135)	$2,843,635	$(319,491)

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086
Net income	—	—	—	1,469,694	—	1,469,694
Other comprehensive loss	—	—	—	—	(8,039)	(8,039)
Stock-based compensation expense	—	—	358,012	—	—	358,012
Net share settlement of restricted stock units	2,727	1	(15,875)	—	—	(15,874)
Exercise of stock options	2,125	—	20,235	—	—	20,235
Balances, June 30, 2021	12,317,036	$1,232	$24,350,709	$40,525,994	$24,179	$64,902,114

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,769,211	—	1,769,211
Other comprehensive income	—	—	—	—	10,433	10,433
Stock-based compensation expense	—	—	568,958	—	—	568,958
Net share settlement of restricted stock units	14,521	1	(133,873)	—	—	(133,872)
Exercise of stock options	190,541	19	322,160	—	—	322,179
Balances, March 31, 2020	11,970,937	$1,197	$19,949,639	$38,069,661	$40,807	$58,061,304
Net loss	—	—	—	(2,112,270)	—	(2,112,270)
Other comprehensive income	—	—	—	—	13,135	13,135
Stock-based compensation expense	—	—	2,658,632	—	—	2,658,632
Net share settlement of restricted stock units	76,381	8	(725,393)	—	—	(725,385)
Exercise of stock options	150,519	15	468,795	—	—	468,810
Balances, June 30, 2020	12,197,837	$1,220	$22,351,673	$35,957,391	$53,942	$58,364,226

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$2,856,543	$(343,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in allowance for doubtful accounts	(879)	40,029
Change in provision for excess and obsolete inventory	52,978	35,376
Depreciation and amortization	680,091	668,823
Stock-based compensation	705,753	3,227,590
Deferred income taxes, net	290,183	(834,179)
Gain on maturities of investments	(13,005)	(8,861)
Changes in operating assets and liabilities:
Accounts receivable	691,107	2,747,675
Inventory	(493,488)	(1,360,074)
Prepaid expenses and other current assets	(1,473,503)	(674,047)
Other assets	30,425	(26,402)
Accounts payable	(79,060)	(319,583)
Accrued payroll and benefits	295,292	(472,705)
Other accrued taxes	18,471	(88,451)
Warranty reserve	18,474	6,611
Deferred revenue	1,402,978	255,298
Other current liability	—	31,141
Prepaid income taxes	(468,588)	(897,951)
Net cash provided by operating activities	4,513,772	1,987,231
Investing activities:
Proceeds from maturity of investments	950,000	480,000
Purchases of property and equipment	(240,543)	(300,558)
Capitalized intangible assets	(100,410)	(122,534)
Net cash provided by investing activities	609,047	56,908
Financing activities:
Proceeds from exercises of stock options	22,695	790,989
Taxes paid related to the net share settlement of equity awards	(54,581)	(859,257)
Net cash used in financing activities	(31,886)	(68,268)
Net increase in cash and cash equivalents	5,090,933	1,975,871
Cash and cash equivalents, beginning of period	50,068,728	43,481,781
Cash and cash equivalents, end of period	$55,159,661	$45,457,652
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$963,722	$—
Right-of-use asset recognized in exchange for a new lease obligation	27,713	—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$238,982	$214,877

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

COVID-19 Considerations

The COVID-19 pandemic continues to cause disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions, uncertain demand for our products, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;

●	disruptions in our supply chain that may limit our ability to procure materials necessary to manufacture our products;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
United States	$8,043,156	$4,642,916	$15,315,986	$10,965,022
International	1,767,267	2,151,776	3,718,433	4,507,211
Total revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$2,456,767	$1,875,159	$5,960,114	$4,539,993
MRI Compatible Patient Vital Signs Monitoring Systems	3,377,719	1,927,473	5,981,549	4,546,988
Total Devices revenue	5,834,486	3,802,632	11,941,663	9,086,981
Disposables, services and other	3,490,969	2,535,548	6,126,435	5,467,449
Amortization of extended warranty agreements	484,968	456,512	966,321	917,803
Total revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2021	2020
	(unaudited)
Advance payments from customers	$484,354	$85,590
Shipments in-transit	649,887	35,013
Extended warranty agreements	3,873,522	4,134,069
Total	$5,007,763	$4,254,672

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	2,426,575
Decreases due to recognition of revenue	(1,673,484)
Contract liabilities, June 30, 2021	$5,007,763

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	1,236,658
Decreases due to recognition of revenue	(1,048,380)
Contract liabilities, June 30, 2020	$4,490,165

Capitalized Contract Costs

Our capitalized contract costs totaled $353,942 and $384,367 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net income (loss)	$1,469,694	$(2,112,270)	$2,856,543	$(343,059)
Weighted-average shares outstanding — Basic	12,313,563	12,076,399	12,312,078	11,983,913
Effect of dilutive securities:
Stock options	194,419	—	192,347	—
Restricted stock units	46,846	—	35,058	—
Weighted-average shares outstanding — Diluted	12,554,828	12,076,399	12,539,483	11,983,913
Basic net income (loss) per share	$0.12	$(0.17)	$0.23	$(0.03)
Diluted net income (loss) per share	$0.12	$(0.17)	$0.23	$(0.03)

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	1,500	399,772	1,635	479,499

4 — Inventory

Inventory consists of:

	June 30,	December 31,
	2021	2020
	(unaudited)
Raw materials	$3,528,442	$3,210,815
Work in process	264,868	207,807
Finished goods	865,456	653,038
Inventory before allowance for excess and obsolete	4,658,766	4,071,660
Allowance for excess and obsolete	(190,651)	(137,673)
Total	$4,468,115	$3,933,987

5 — Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2021	2020
	(unaudited)
Computer software and hardware	$783,690	$705,811
Furniture and fixtures	1,233,749	1,226,113
Leasehold improvements	230,351	230,351
Machinery and equipment	2,044,479	1,823,835
Tooling in-process	395,782	470,446
	4,688,051	4,456,556
Accumulated depreciation	(2,595,827)	(2,336,408)
Total	$2,092,224	$2,120,148

Depreciation expense of property and equipment was $137,598 and $127,945 for the three months ended June 30, 2021 and 2020, respectively, and $264,737 and $254,253 for the six months ended June 30, 2021 and 2020, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
United States	$1,839,405	$1,832,894
International	252,819	287,254
Total property and equipment, net	$2,092,224	$2,120,148

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2021	2020
	(unaudited)
Patents — in use	$372,502	$362,162
Patents — in process	78,123	69,733
Internally developed software — in use	872,218	872,253
Internally developed software — in process	342,887	261,622
Trademarks	27,697	27,247
	1,693,427	1,593,017
Accumulated amortization	(683,354)	(632,132)
Total	$1,010,073	$960,885

Amortization expense of intangible assets was $25,104 and $22,999 for the three months ended June 30, 2021 and 2020, respectively, and $51,222 and $45,490 for the six months ended June 30, 2021 and 2020, respectively.

Expected annual amortization expense for the remaining portion of 2021 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31, 2021	$50,513
2022	$100,308
2023	$99,797
2024	$99,395
2025	$96,225
2026	$84,508

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

June 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$926,387	$22,571	$—	$948,958

December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$1,863,382	$45,986	$—	$1,909,368

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at June 30, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$948,958	$—	$948,958	$—

Fair Value at December 31, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$1,909,368	$—	$1,909,368	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the six months ended June 30, 2021 or the year ended December 31, 2020.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2021 and 2020 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at March 31, 2021	$32,218
Gain on available-for-sale securities, net	1,790
Reclassification realized in net earnings	(9,829)
Balance at June 30, 2021	$24,179

Balance at March 31, 2020	$40,807
Gains on available-for-sale securities, net	19,797
Reclassification realized in net earnings	(6,662)
Balance at June 30, 2020	$53,942

The components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2021 and 2020 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2020	$37,087
Loss on available-for-sale securities, net	(3,079)
Reclassification realized in net earnings	(9,829)
Balance at June 30, 2021	$24,179

Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	30,230
Reclassification realized in net earnings	(6,662)
Balance at June 30, 2020	$53,942

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Cost of revenue	$54,937	$58,253	$109,148	$116,507
General and administrative	180,854	2,500,634	361,058	2,862,786
Sales and marketing	91,360	77,572	173,295	208,527
Research and development	30,861	22,173	62,252	39,770
Total	$358,012	$2,658,632	$705,753	$3,227,590

As of June 30, 2021, we had $2,527,686 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years. As of June 30, 2021, we had $224,090 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2021 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	230,510	151,139	11,891
Awards granted	—	8,920	—
Awards exercised/vested	(2,375)	(8,443)	—
Awards canceled	—	(9,549)	(2,546)
Outstanding end of period	228,135	142,067	9,345

11 — Income Taxes

For the three and six months ended June 30, 2021, we recorded a provision for income tax expense of $387,727 and $772,221, respectively. Our effective tax rate was 20.9 percent and 21.3 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of June 30, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

12 — Leases

We have entered into operating lease contracts for our office and various office equipment.

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each.We concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 7.9 years as of June 30, 2021. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Cost of revenue	$51,094	$46,535	$102,189	$93,070
General and administrative	53,406	46,044	103,962	92,088
Sales and marketing	2,860	2,603	5,719	5,208
Research and development	7,923	7,215	15,845	14,430
Total	$115,283	$102,397	$227,715	$204,796

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2021 and 2020.

Maturity of our operating lease liability as of June 30, 2021 is as follows:

Six months ending December 31, 2021	$207,647
2022	415,294
2023	415,294
2024	415,294
2025	415,294
Thereafter	1,400,876
Total lease payments	3,269,699
Imputed interest	(655,348)
Present value of lease liability	$2,614,351

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $4,819,367 and $3,089,103 as of June 30, 2021 and December 31, 2020, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

Financial Highlights

Beginning in the second quarter 2020, our business was significantly impacted by the COVID-19 pandemic, which negatively impacted our operations and financial results. Additionally, during that second quarter, we recognized $2.8 million of general and administrative expense related to the separation of our former CEO.

For the second quarter ended June 30, 2021, our revenue increased $3.0 million, or 44.4 percent, to $9.8 million, compared to $6.8 million for the second quarter last year. Income before the provision for income taxes was $1.9 million for the second quarter 2021, compared to a loss before the provision for income taxes of $(2.9) million for the second quarter last year. Net income was $1.5 million, or $0.12 per diluted share in the second quarter ended June 30, 2021, compared to a net loss of $(2.1) million, or $(0.17) per share in the second quarter last year.

Effects of the COVID-19 Pandemic

The COVID-19 pandemic continues to cause disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well-being of our employees.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions, uncertain demand for our products, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results will be heavily determined by timely rollout of the vaccines, effectiveness of the vaccines, the duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;
●	disruptions in our supply chain that may limit our ability to procure materials necessary to manufacture our products;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2021.

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

	Percent of Revenue		Percent of Revenue
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.3	27.4	24.4	26.4
Gross profit	74.7	72.6	75.6	73.6
Operating expenses:
General and administrative	26.1	73.6	26.2	50.8
Sales and marketing	25.2	34.9	25.5	31.1
Research and development	4.6	7.1	4.9	5.9
Total operating expenses	55.9	115.7	56.6	87.8
Income (loss) from operations	18.8	(43.1)	19.0	(14.2)
Other income, net	0.1	0.3	0.0	0.8
Income (loss) before provision for income taxes	18.9	(42.8)	19.1	(13.4)
Provision for income tax expense (benefit)	4.0	(11.8)	4.1	(11.2)
Net income (loss)	15.0%	(31.1)%	15.0%	(2.2)%

Three and Six Months Ended June 30, 2021 and 2020

Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$8,043,156	$4,642,916	$15,315,986	$10,965,022
International	1,767,267	2,151,776	3,718,433	4,507,211
Total revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233

Revenue by Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Devices:
MRI Compatible IV Infusion Pump Systems	$2,456,767	$1,875,159	$5,960,114	$4,539,993
MRI Compatible Patient Vital Signs Monitoring Systems	3,377,719	1,927,473	5,981,549	4,546,988
Total Devices revenue	5,834,486	3,802,632	11,941,663	9,086,981
Disposables, services and other	3,490,969	2,535,548	6,126,435	5,467,449
Amortization of extended warranty agreements	484,968	456,512	966,321	917,803
Total revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233

For the three months ended June 30, 2021, revenue increased $3.0 million, or 44.4 percent, to $9.8 million from $6.8 million for the same period in 2020.

Revenue from sales in the U.S. increased $3.4 million, or 73.2 percent, to $8.0 million for the second quarter 2021, from $4.6 million for the second quarter 2020. Revenue from sales internationally decreased $(0.4) million, or (17.9) percent, to $1.8 million for the second quarter 2021, from $2.2 million for the second quarter 2020. Domestic sales accounted for 82.0 percent of revenue for the second quarter 2021, compared to 68.3 percent for the second quarter 2020.

Revenue from sales of devices increased $2.0 million, or 53.4 percent, to $5.8 million for the three months ended June 30, 2021, from $3.8 million for the same period in 2020.

The average selling price of our MRI compatible IV infusion pump system during the three months ended June 30, 2021 was approximately $41,600, compared to approximately $30,200 for the same period in 2020. The increase in ASP is the result of a favorable product and geographic sales mix when compared to the same period in 2020.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended June 30, 2021 was approximately $39,700, compared to approximately $30,600 for the same period in 2020. The increase in ASP relates to a favorable product and geographic sales mix when compared to the same period in 2020.

Revenue from sales of our disposables, service and other increased $1.0 million, or 37.7 percent, to $3.5 million for the three months ended June 30, 2021, from $2.5 million for the same period in 2020. Revenue from the amortization of extended maintenance contracts was consistent at $0.5 million for the three months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, revenue increased $3.5 million, or 23.0 percent, to $19.0 million from $15.5 million for the same period in 2020.

Revenue from sales in the U.S. increased $4.3 million, or 39.7 percent, to $15.3 million for the six months ended June 30, 2021, from $11.0 million for the same period in 2020. Revenue from sales internationally decreased $(0.8) million, or (17.5) percent, to $3.7 million for the six months ended June 30, 2021, from $4.5 million for the same period in 2020. Domestic sales accounted for 80.5 percent of revenue for the six months ended June 30, 2021, compared to 70.9 percent for the same period in 2020.

Revenue from sales of devices increased $2.8 million, or 31.4 percent, to $11.9 million for the six months ended June 30, 2021, from $9.1 million for the same period in 2020.

The average selling price of our MRI compatible IV infusion pump system during the six months ended June 30, 2021 was approximately $35,900, compared to approximately $30,100 for the same period in 2020. The increase in ASP relates to a favorable product and geographic sales mix when compared to the same period in 2020.

The average selling price of our MRI compatible patient vital signs monitoring system during the six months ended June 30, 2021 was approximately $39,100, compared to approximately $33,100 for the same period in 2020. The increase in ASP relates to favorable product and geographic sales mix when compared to the same period in 2020.

Revenue from sales of our disposables, service and other increased $0.6 million, or 12.1 percent, to $6.1 million for the six months ended June 30, 2021, from $5.5 million for the same period in 2020. Revenue from the amortization of extended maintenance contracts increased $0.1 million, or 5.3 percent, to $1.0 million for the six months ended June 30, 2021, from $0.9 million for the same period in 2020.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$9,810,423	$6,794,692	$19,034,419	$15,472,233
Cost of revenue	2,478,122	1,864,587	4,639,802	4,078,317
Gross profit	$7,332,301	$4,930,105	$14,394,617	$11,393,916
Gross profit percentage	74.7%	72.6%	75.6%	73.6%

For the three months ended June 30, 2021, cost of revenue increased $0.6 million, or 32.9 percent, to $2.5 million from $1.9 million for the same period last year. Gross profit increased $2.4 million, or 48.7 percent, to $7.3 million for the second quarter 2021 from $4.9 million for the same period in 2020. Gross profit margin was 74.7 percent for second quarter 2021, compared to 72.6 percent for the second quarter 2020. The increase in gross profit and gross profit margin is primarily due to a favorable geographic sales mix, partially offset by unfavorable inventory reserve adjustments and overhead variances.

For the six months ended June 30, 2021, cost of revenue increased $0.5 million, or 13.8 percent, to $4.6 million from $4.1 million for the same period last year. Gross profit increased $3.0 million, or 26.3 percent, to $14.4 million for the six months ended June 30, 2021 from $11.4 million for the same period in 2020. Gross profit margin was 75.6 percent for six months ended June 30, 2021, compared to 73.6 percent for the same period in 2020. The increase in gross profit and gross profit margin is primarily due to a favorable geographic sales mix, partially offset by unfavorable inventory reserve adjustments and overhead variances.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$2,564,619	$5,002,427	$4,994,988	$7,865,154
Percentage of revenue	26.1%	73.6%	26.2%	50.8%
Sales and marketing	$2,469,777	$2,374,134	$4,848,901	$4,807,701
Percentage of revenue	25.2%	34.9%	25.5%	31.1%
Research and development	$453,679	$482,654	$929,496	$912,936
Percentage of revenue	4.6%	7.1%	4.9%	5.9%

General and Administrative

For the three months ended June 30, 2021, general and administrative expense decreased $(2.4) million, or (48.7) percent, to $2.6 million from $5.0 million for the same period last year. This decrease is primarily due to stock and cash compensation expenses incurred during the second quarter 2020 related to the separation of our former Chief Executive Officer.

For the six months ended June 30, 2021, general and administrative expense decreased $(2.9) million, or (36.5) percent, to $5.0 million from $7.9 million for the same period last year. This decrease is primarily due to stock and cash compensation expenses incurred during the second quarter 2020 related to the separation of our former Chief Executive Officer.

Sales and Marketing

For the three months ended June 30, 2021, sales and marketing expense increased $0.1 million, 4.0 percent, to $2.5 million from $2.4 million for the same period last year. This is primarily the result of higher sales commissions and sales activities expenses, partially offset by lower payroll and benefits expenses.

For the six months ended June 30, 2021 and 2020, sales and marketing expense was consistent at $4.8 million. This is primarily the result of higher sales commissions and consulting services, offset by lower payroll and benefits expenses.

Research and Development

For the three months ended June 30, 2021, research and development expense was consistent at $0.5 million. For the six months ended June 30, 2021, research and development expense was consistent at $0.9 million. There were no significant changes in these accounts during the three and six months ended June 30, 2021, compared to the same periods last year.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2021, we reported other income of approximately $13,000, compared to $18,000 for the three months ended June 30, 2020. There were no significant changes in these accounts during the three months ended June 30, 2021, compared to the same quarter last year.

For the six months ended June 30, 2021, we reported other income of approximately $8,000, compared to $116,000 for the six months ended June 30, 2020. This decrease is primarily due to lower interest income during the six months ended June 30, 2021.

Income Taxes

For the three and six months ended June 30, 2021, we recorded a provision for income tax expense of $387,727 and $772,221, respectively. Our effective tax rate was 20.9 percent and 21.3 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of June 30, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of June 30, 2021, we had cash and investments of $56.1 million, stockholders’ equity of $64.9 million, and working capital of $62.3 million. As of December 31, 2020, we had cash and investments of $52.0 million, stockholders’ equity of $61.4 million, and working capital of $58.8 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$4,513,772	$1,987,231
Net cash provided by investing activities	609,047	56,908
Net cash used in financing activities	(31,886)	(68,268)

Cash provided by operating activities increased $2.5 million, to $4.5 million for the six months ended June 30, 2021, compared to $2.0 million for the same period in 2020. During the six months ended June 30, 2021, cash provided by operations was positively impacted by cash inflows from deferred revenue, and negatively impacted by cash outflows from prepaid expenses and inventory purchases.

Cash provided by investing activities increased $0.5 million, to $0.6 million for the six months ended June 30, 2021, compared to $0.1 million for the same period in 2020. During the six months ended June 30, 2021, cash provided by investing activities was positively impacted by cash inflows from maturities of securities, and negatively impacted by capital expenditures and capitalized intangible assets.

Cash used in financing activities was approximately $(32,000) for the six months ended June 30, 2021, compared to approximately $(68,000) for the same period in 2020. This increase is primarily due to lower cash outflows for the net share settlement of restricted stock units and lower cash inflows from the exercise of stock options during the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2021 and 2020.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2021, we had $0.9 million in corporate bonds, all of which are maturing in less than 1 year. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at June 30, 2021, we expect the corresponding change in fair value of our investments would be immaterial. This is based on sensitivity analyses performed on our financial position as of June 30, 2021. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial and Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Our Chief Executive Officer and Chief Financial and Operating Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were effective.

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

IRADIMED CORPORATION

Dated: August 6, 2021	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial and Operating Officer and Secretary (Principal Financial and Accounting Officer)