Form 10-Q
period 2021-09-30
IRADIMED CORP
filed 2021-11-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The registrant had 12,341,750 shares of common stock, par value $0.0001 per share, outstanding as of November 1, 2021.

IRADIMED CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to respond and adapt to unexpected hospital, legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as changes in hospital treatment and financial practices, shelter-in-place orders, travel, social distancing and quarantine policies, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products;
●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;

●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,371,572	$50,068,728
Investments	945,066	1,909,368
Accounts receivable, net of allowance for doubtful accounts of $45,891 as of September 30, 2021 and $46,484 as of December 31, 2020	4,253,647	4,574,932
Inventory, net	4,433,389	3,933,987
Prepaid expenses and other current assets	685,449	771,666
Prepaid income taxes	2,899,939	2,477,211
Total current assets	71,589,062	63,735,892
Property and equipment, net	2,110,377	2,120,148
Intangible assets, net	1,054,641	960,885
Operating lease right-of-use asset, net	2,548,702	2,715,030
Deferred income taxes, net	870,028	1,272,672
Other assets	225,749	261,993
Total assets	$78,398,559	$71,066,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$842,660	$657,054
Accrued payroll and benefits	2,413,986	1,714,782
Other accrued taxes	91,254	103,981
Warranty reserve	111,007	90,054
Deferred revenue	2,442,430	1,949,259
Current portion of operating lease liability	272,498	255,698
Other current liabilities	146,435	146,435
Total current liabilities	6,320,270	4,917,263
Deferred revenue	1,910,668	2,305,413
Operating lease liability, less current portion	2,276,204	2,459,332
Total liabilities	10,507,142	9,682,008
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,340,654 shares issued and outstanding as of September 30, 2021 and 12,308,432 shares issued and outstanding as of December 31, 2020	1,234	1,231
Additional paid-in capital	24,766,697	23,676,843
Retained earnings	43,102,255	37,669,451
Accumulated other comprehensive income	21,231	37,087
Total stockholders’ equity	67,891,417	61,384,612
Total liabilities and stockholders’ equity	$78,398,559	$71,066,620

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329
Cost of revenue	2,501,745	1,958,036	7,141,547	6,036,353
Gross profit	8,405,557	5,741,060	22,800,174	17,134,976
Operating expenses:
General and administrative	2,252,274	2,196,935	7,247,262	10,062,089
Sales and marketing	2,585,702	2,282,491	7,434,603	7,090,192
Research and development	480,696	476,876	1,410,192	1,389,812
Total operating expenses	5,318,672	4,956,302	16,092,057	18,542,093
Income (loss) from operations	3,086,885	784,758	6,708,117	(1,407,117)
Other income, net	7,143	9,352	14,675	125,706
Income (loss) before provision for income taxes	3,094,028	794,110	6,722,792	(1,281,411)
Provision for income tax expense (benefit)	517,767	(280,536)	1,289,988	(2,012,998)
Net income	$2,576,261	$1,074,646	$5,432,804	$731,587
Net income per share:
Basic	$0.21	$0.09	$0.44	$0.06
Diluted	$0.20	$0.09	$0.43	$0.06
Weighted average shares outstanding:
Basic	12,331,062	12,243,362	12,318,476	12,071,027
Diluted	12,603,566	12,493,309	12,570,925	12,414,932

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,576,261	$1,074,646	$5,432,804	$731,587
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(944) and $(1,402) for the three months ended September 30, 2021 and 2020, respectively, and $(8,275) and $9,071 for the nine months ended September 30, 2021 and 2020, respectively	(2,948)	(7,181)	(6,027)	23,049
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $3,176 and $2,199 for the nine months ended September 30, 2021 and 2020, respectively	—	—	(9,829)	(6,662)
Other comprehensive (loss) income	(2,948)	(7,181)	(15,856)	16,387
Comprehensive income	$2,573,313	$1,067,465	$5,416,948	$747,974

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086
Net income	—	—	—	1,469,694	—	1,469,694
Other comprehensive loss	—	—	—	—	(8,039)	(8,039)
Stock-based compensation expense	—	—	358,012	—	—	358,012
Net share settlement of restricted stock units	2,727	1	(15,875)	—	—	(15,874)
Exercise of stock options	2,125	—	20,235	—	—	20,235
Balances, June 30, 2021	12,317,036	$1,232	$24,350,709	$40,525,994	$24,179	$64,902,114
Net income	—	—	—	2,576,261	—	2,576,261
Other comprehensive loss	—	—	—	—	(2,948)	(2,948)
Stock-based compensation expense	—	—	361,836	—	—	361,836
Net share settlement of restricted stock units	618	—	(8,766)	—	—	(8,766)
Exercise of stock options	23,000	2	62,918	—	—	62,920
Balances, September 30, 2021	12,340,654	$1,234	$24,766,697	$43,102,255	$21,231	$67,891,417

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,769,211	—	1,769,211
Other comprehensive income	—	—	—	—	10,433	10,433
Stock-based compensation expense	—	—	568,958	—	—	568,958
Net share settlement of restricted stock units	14,521	1	(133,873)	—	—	(133,872)
Exercise of stock options	190,541	19	322,160	—	—	322,179
Balances, March 31, 2020	11,970,937	$1,197	$19,949,639	$38,069,661	$40,807	$58,061,304
Net loss	—	—	—	(2,112,270)	—	(2,112,270)
Other comprehensive income	—	—	—	—	13,135	13,135
Stock-based compensation expense	—	—	2,658,632	—	—	2,658,632
Net share settlement of restricted stock units	76,381	8	(725,393)	—	—	(725,385)
Exercise of stock options	150,519	15	468,795	—	—	468,810
Balances, June 30, 2020	12,197,837	$1,220	$22,351,673	$35,957,391	$53,942	$58,364,226
Net income	—	—	—	1,074,646	—	1,074,646
Other comprehensive loss	—	—	—	—	(7,181)	(7,181)
Stock-based compensation expense	—	—	416,525	—	—	416,525
Net share settlement of restricted stock units	8,245	1	(63,491)	—	—	(63,490)
Exercise of stock options	63,041	6	931,726	—	—	931,732
Balances, September 30, 2020	12,269,123	$1,227	$23,636,433	$37,032,037	$46,761	$60,716,458

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$5,432,804	$731,587
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	(567)	41,786
Change in provision for excess and obsolete inventory	51,731	29,209
Depreciation and amortization	1,020,223	999,812
Loss on disposal of property and equipment	1,066	—
Stock-based compensation	1,067,589	3,644,115
Deferred income taxes, net	414,095	310,329
Gain on maturities of investments	(13,005)	(8,861)
Changes in operating assets and liabilities:
Accounts receivable	321,852	2,999,188
Inventory	(344,721)	(1,062,455)
Prepaid expenses and other current assets	(663,408)	(642,982)
Other assets	23,447	(40,899)
Accounts payable	(17,076)	(468,615)
Accrued payroll and benefits	699,204	(523,437)
Other accrued taxes	(12,727)	(473,380)
Warranty reserve	20,953	5,298
Deferred revenue	313,381	119,658
Other current liability	—	(2,335,105)
Prepaid income taxes	(422,728)	(3,820)
Net cash provided by operating activities	7,892,113	3,321,428
Investing activities:
Proceeds from maturity of investments	950,000	480,000
Purchases of property and equipment	(391,303)	(349,283)
Capitalized intangible assets	(170,234)	(184,281)
Net cash provided by (used in) investing activities	388,463	(53,564)
Financing activities:
Proceeds from exercises of stock options	85,615	1,722,721
Taxes paid related to the net share settlement of equity awards	(63,347)	(922,747)
Net cash provided by financing activities	22,268	799,974
Net increase in cash and cash equivalents	8,302,844	4,067,838
Cash and cash equivalents, beginning of period	50,068,728	43,481,781
Cash and cash equivalents, end of period	$58,371,572	$47,549,619
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,283,722	$—
Right-of-use asset recognized in exchange for a new lease obligation	$27,713	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$364,545	$321,856

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

COVID-19 Considerations

The COVID-19 pandemic, and related governmental and societal responses thereto, continue to cause disruption in global supply and distribution channels and significantly change the way companies manage their business. From the beginning of this global health crisis, our priority has been the safety and well-being of our employees and continuing to supply our customers with access to our therapeutic and diagnostic device solutions.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on several factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from disruptions in our supply chain and manufacturing operations, delays in payments on outstanding accounts receivable, uncertain demand for our products, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results may potentially be heavily determined by global vaccination rates,duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

●	disruptions in our supply chain that may limit our ability to procure materials necessary to manufacture our products or procuring materials at elevated costs resulting in diminished financial results;
●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet our staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

We are actively managing our response to the COVID-19 pandemic and working with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which COVID-19, or its variants, may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
United States	$8,676,488	$6,465,184	$23,992,474	$17,430,206
International	2,230,814	1,233,912	5,949,247	5,741,123
Total revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,369,068	$2,153,699	$9,329,182	$6,693,692
MRI Compatible Patient Vital Signs Monitoring Systems	3,779,442	2,282,943	9,760,991	6,829,932
Total Devices revenue	7,148,510	4,436,642	19,090,173	13,523,624
Disposables, services and other	3,285,656	2,802,039	9,412,091	8,269,487
Amortization of extended warranty agreements	473,136	460,415	1,439,457	1,378,218
Total revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2021	2020
	(unaudited)
Advance payments from customers	$427,442	$85,590
Shipments in-transit	214,955	35,013
Extended warranty agreements	3,710,701	4,134,069
Total	$4,353,098	$4,254,672

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	3,617,619
Decreases due to recognition of revenue	(3,519,193)
Contract liabilities, September 30, 2021	$4,353,098

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	1,655,021
Decreases due to recognition of revenue	(1,576,995)
Contract liabilities, September 30, 2020	$4,379,913

Capitalized Contract Costs

Our capitalized contract costs totaled $360,920 and $384,367 as of September 30, 2021 and December 31, 2020, respectively.

3 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, restricted stock units and performance-based restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net income	$2,576,261	$1,074,646	$5,432,804	$731,587
Weighted-average shares outstanding — Basic	12,331,062	12,243,362	12,318,476	12,071,027
Effect of dilutive securities:
Stock options	187,737	204,108	191,439	294,202
Restricted stock units	72,327	45,839	50,201	49,703
Performance-based restricted stock units	12,440	—	10,809	—
Weighted-average shares outstanding — Diluted	12,603,566	12,493,309	12,570,925	12,414,932
Basic net income per share	$0.21	$0.09	$0.44	$0.06
Diluted net income per share	$0.20	$0.09	$0.43	$0.06

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	164	10,024	2,644	48,706

4 — Inventory

Inventory consists of:

	September 30,	December 31,
	2021	2020
	(unaudited)
Raw materials	$3,408,311	$3,210,815
Work in process	244,081	207,807
Finished goods	970,401	653,038
Inventory before allowance for excess and obsolete	4,622,793	4,071,660
Allowance for excess and obsolete	(189,404)	(137,673)
Total	$4,433,389	$3,933,987

5 — Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2021	2020
	(unaudited)
Computer software and hardware	$793,272	$705,811
Furniture and fixtures	1,248,460	1,226,113
Leasehold improvements	236,036	230,351
Machinery and equipment	2,057,436	1,823,835
Tooling in-process	500,192	470,446
	4,835,396	4,456,556
Accumulated depreciation	(2,725,019)	(2,336,408)
Total	$2,110,377	$2,120,148

Depreciation expense of property and equipment was $131,541 and $128,513 for the three months ended September 30, 2021 and 2020, respectively, and $396,278 and $382,766 for the nine months ended September 30, 2021 and 2020, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
United States	$1,879,040	$1,832,894
International	231,337	287,254
Total property and equipment, net	$2,110,377	$2,120,148

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2021	2020
	(unaudited)
Patents — in use	$372,502	$362,162
Patents — in process	94,826	69,733
Internally developed software — in use	872,218	872,253
Internally developed software — in process	396,008	261,622
Trademarks	27,697	27,247
	1,763,251	1,593,017
Accumulated amortization	(708,610)	(632,132)
Total	$1,054,641	$960,885

Amortization expense of intangible assets was $25,256 and $22,999 for the three months ended September 30, 2021 and 2020, respectively, and $76,478 and $68,489 for the nine months ended September 30, 2021 and 2020, respectively.

Expected annual amortization expense for the remaining portion of 2021 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2021	$25,257
2022	$100,308
2023	$99,797
2024	$99,395
2025	$96,225
2026	$84,508

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

September 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$926,387	$18,679	$—	$945,066

December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$1,863,382	$45,986	$—	$1,909,368

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at September 30, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$945,066	$—	$945,066	$—

Fair Value at December 31, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$1,909,368	$—	$1,909,368	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the nine months ended September 30, 2021 or the year ended December 31, 2020.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2021 and 2020 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at June 30, 2021	$24,179
Losses on available-for-sale securities, net	(2,948)
Reclassification realized in net earnings	—
Balance at September 30, 2021	$21,231

Balance at June 30, 2020	$53,942
Gains on available-for-sale securities, net	(7,181)
Reclassification realized in net earnings	—
Balance at September 30, 2020	$46,761

The components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2021 and 2020 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2020	$37,087
Losses on available-for-sale securities, net	(6,027)
Reclassification realized in net earnings	(9,829)
Balance at September 30, 2021	$21,231

Balance at December 31, 2019	$30,374
Gains on available-for-sale securities, net	23,049
Reclassification realized in net earnings	(6,662)
Balance at September 30, 2020	$46,761

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Cost of revenue	$68,227	$28,751	$177,375	$145,258
General and administrative	152,261	291,100	513,319	3,153,886
Sales and marketing	96,210	77,607	269,505	286,134
Research and development	45,138	19,067	107,390	58,837
Total	$361,836	$416,525	$1,067,589	$3,644,115

As of September 30, 2021, we had $2,449,679 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2021, we had $200,926 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2021 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	230,510	151,139	11,891
Awards granted	—	17,989	—
Awards exercised/vested	(25,375)	(9,347)	—
Awards canceled	—	(10,635)	(2,546)
Outstanding end of period	205,135	149,146	9,345

11 — Income Taxes

For the three and nine months ended September 30, 2021, we recorded a provision for income tax expense of $517,767 and $1,289,988, respectively. Our effective tax rate was 16.7 percent and 19.2 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense.

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

As of September 30, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each.We concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 7.7 years as of September 30, 2021. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Cost of revenue	$53.854	$46,533	$156,043	$139,603
General and administrative	54,710	46,045	158,672	138,133
Sales and marketing	3,014	2,605	8,733	7,813
Research and development	8,350	7,216	24,195	21,646
Total	$119,928	$102,399	$347,643	$307,195

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2021 and 2020.

Maturity of our operating lease liability as of September 30, 2021 is as follows:

Three months ending December 31, 2021	$103,823
2022	415,294
2023	415,294
2024	415,294
2025	415,294
Thereafter	1,400,865
Total lease payments	3,165,864
Imputed interest	(617,162)
Present value of lease liability	$2,548,702

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $5,612,633 and $3,089,103 as of September 30, 2021 and December 31, 2020, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

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

Financial Highlights

Beginning in the second quarter 2020, our business was significantly impacted by the COVID-19 pandemic, which negatively impacted our operations and financial results. Additionally, during the nine months ended September 30, 2020, we recognized $2.8 million of general and administrative expense related to the separation of our former CEO.

For the third quarter ended September 30, 2021, our revenue increased $3.2 million, or 41.7 percent, to $10.9 million, compared to $7.7 million for the third quarter last year. Income before the provision for income taxes was $3.1 million for the third quarter 2021, compared to $0.8 million for the third quarter last year. Net income was $2.6 million, or $0.20 per diluted share in the third quarter ended September 30, 2021, compared to $1.1 million, or $0.09 per share in the third quarter last year.

For the remainder of 2021, we expect higher revenue when compared to the same period in 2020 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2020 primarily due to higher sales and marketing, and general and administrative expenses.

Effects of the COVID-19 Pandemic

The COVID-19 pandemic, and related governmental and societal responses thereto, continue to cause disruption in global supply and distribution channels and significantly change the way companies manage their business. From the beginning of this global health crisis, our priority has been the safety and well-being of our employees and continuing to supply our customers with access to our therapeutic and diagnostic device solutions.

We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on several factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from disruptions in our supply chain and manufacturing operations, delays in payments on outstanding accounts receivable, uncertain demand for our products, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results may potentially be heavily determined by global vaccination rates, duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy. Other risks and uncertainties that we face include, but are not limited to:

●	disruptions in our supply chain that may limit our ability to procure materials necessary to manufacture our products or procuring materials at elevated costs resulting in diminished financial results;
●	postponement or cancellation of MRI medical procedures and their uncertain return which adversely impacts our business;
●	potential temporary or prolonged closure of our office and production facility;
●	the health of our employees and ability to meet staffing needs;
●	potential new or continued governmental actions that may limit employees’ ability to work;
●	civil unrest relating to government, corporate and societal responses to the pandemic;
●	volatility in economic conditions and the financial markets, and
●	other unanticipated effects that remain unknown.

We are actively managing our response to the COVID-19 pandemic and working with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which COVID-19,or its variants, may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2021.

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

	Percent of Revenue		Percent of Revenue
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.9	25.4	23.9	26.1
Gross profit	77.1	74.6	76.1	73.9
Operating expenses:
General and administrative	20.6	28.5	24.2	43.4
Sales and marketing	23.7	29.6	24.8	30.6
Research and development	4.4	6.2	4.7	6.0
Total operating expenses	48.8	64.4	53.7	80.0
Income (loss) from operations	28.3	10.2	22.4	(6.1)
Other income, net	0.1	0.1	0.0	0.5
Income (loss) before provision for income taxes	28.4	10.3	22.5	(5.5)
Provision for income tax expense (benefit)	4.7	(3.6)	4.3	(8.7)
Net income	23.6%	14.0%	18.1%	3.2%

Three and Nine Months Ended September 30, 2021 and 2020

Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$8,676,488	$6,465,184	$23,992,474	$17,430,206
International	2,230,814	1,233,912	5,949,247	5,741,123
Total revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329

Revenue by Type

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Devices:
MRI Compatible IV Infusion Pump Systems	$3,369,068	$2,153,699	$9,329,182	$6,693,692
MRI Compatible Patient Vital Signs Monitoring Systems	3,779,442	2,282,943	9,760,991	6,829,932
Total Devices revenue	7,148,510	4,436,642	19,090,173	13,523,624
Disposables, services and other	3,285,656	2,802,039	9,412,091	8,269,487
Amortization of extended warranty agreements	473,136	460,415	1,439,457	1,378,218
Total revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329

For the three months ended September 30, 2021, revenue increased $3.2 million, or 41.7 percent, to $10.9 million from $7.7 million for the same period in 2020.

Revenue from sales in the U.S. increased $2.2 million, or 34.2 percent, to $8.7 million for the third quarter 2021, from $6.5 million for the third quarter 2020. Revenue from sales internationally increased $1.0 million, or 80.8 percent, to $2.2 million for the third quarter 2021, from $1.2 million for the third quarter 2020. Domestic sales accounted for 79.5 percent of revenue for the third quarter 2021, compared to 84.0 percent for the third quarter 2020.

Revenue from sales of devices increased $2.7 million, or 61.1 percent, to $7.1 million for the three months ended September 30, 2021, from $4.4 million for the same period in 2020.

The average selling price of our MRI compatible IV infusion pump system during the three months ended September 30, 2021 was approximately $33,000, compared to approximately $37,800 for the same period in 2020. The decrease in ASP is the result of higher international unit sales when compared to the same period in 2020.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended September 30, 2021 was approximately $40,600, compared to approximately $43,000 for the same period in 2020. The decrease in ASP relates to higher international unit sales and when compared to the same period in 2020.

Revenue from sales of our disposables, service and other increased $0.5 million, or 17.3 percent, to $3.3 million for the three months ended September 30, 2021, from $2.8 million for the same period in 2020. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, revenue increased $6.7 million, or 29.2 percent, to $29.9 million from $23.2 million for the same period in 2020.

Revenue from sales in the U.S. increased $6.6 million, or 37.6 percent, to $24.0 million for the nine months ended September 30, 2021, from $17.4 million for the same period in 2020. Revenue from sales internationally increased $0.2 million, or 3.6 percent, to $5.9 million for the nine months ended September 30, 2021, from $5.7 million for the same period in 2020. Domestic sales accounted for 80.1 percent of revenue for the nine months ended September 30, 2021, compared to 75.2 percent for the same period in 2020.

Revenue from sales of devices increased $5.6 million, or 41.2 percent, to $19.1 million for the nine months ended September 30, 2021, from $13.5 million for the same period in 2020.

The average selling price of our MRI compatible IV infusion pump system during the nine months ended September 30, 2021 was approximately $34,800, compared to approximately $32,200 for the same period in 2020. The increase in ASP relates to higher domestic sales unit when compared to the same period in 2020.

The average selling price of our MRI compatible patient vital signs monitoring system during the nine months ended September 30, 2021 was approximately $39,700, compared to approximately $35,800 for the same period in 2020. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2020.

Revenue from sales of our disposables, service and other increased $1.1 million, or 13.8 percent, to $9.4 million for the nine months ended September 30, 2021, from $8.3 million for the same period in 2020. Revenue from the amortization of extended warranty agreements was consistent at $1.4 million for the nine months ended September 30, 2021 and 2020.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$10,907,302	$7,699,096	$29,941,721	$23,171,329
Cost of revenue	2,501,745	1,958,036	7,141,547	6,036,353
Gross profit	$8,405,557	$5,741,060	$22,800,174	$17,134,976
Gross profit percentage	77.1%	74.6%	76.1%	73.9%

For the three months ended September 30, 2021, cost of revenue increased $0.5 million, or 27.8 percent, to $2.5 million from $2.0 million for the same period last year. Gross profit increased $2.7 million, or 46.4 percent, to $8.4 million for the third quarter 2021 from $5.7 million for the same period in 2020. Gross profit margin was 77.1 percent for third quarter 2021, compared to 74.6 percent for the third quarter 2020. The increase in gross profit margin is primarily due to favorable overhead absorption from higher unit production, partially offset by an unfavorable geographic sales mix.

For the nine months ended September 30, 2021, cost of revenue increased $1.1 million, or 18.3 percent, to $7.1 million from $6.0 million for the same period last year. Gross profit increased $5.7 million, or 33.1 percent, to $22.8 million for the nine months ended September 30, 2021 from $17.1 million for the same period in 2020. Gross profit margin was 76.1 percent for nine months ended September 30, 2021, compared to 73.9 percent for the same period in 2020. The increase in gross profit margin is primarily due to favorable overhead absorption from higher unit production and a favorable geographic sales mix, partially offset by unfavorable inventory reserve adjustments.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$2,252,274	$2,196,935	$7,247,262	$10,062,089
Percentage of revenue	20.6%	28.5%	24.2%	43.4%
Sales and marketing	$2,585,702	$2,282,491	$7,434,603	$7,090,192
Percentage of revenue	23.7%	29.6%	24.8%	30.6%
Research and development	$480,696	$476,876	$1,410,192	$1,389,812
Percentage of revenue	4.4%	6.2%	4.7%	6.0%

General and Administrative

For the three months ended September 30, 2021, general and administrative expense increased $0.1 million, or 2.5 percent, to $2.3 million from $2.2 million for the same period last year. This increase is primarily due to higher payroll and benefits expenses, partially offset by lower stock compensation expense.

For the nine months ended September 30, 2021, general and administrative expense decreased $(2.9) million, or (28.0) percent, to $7.2 million from $10.1 million for the same period last year. This decrease is primarily due to stock and cash compensation expenses incurred during the nine months ended September 30, 2020 related to the separation of our former Chief Executive Officer, partially offset by higher regulatory affairs expenses.

Sales and Marketing

For the three months ended September 30, 2021, sales and marketing expense increased $0.3 million, 13.3 percent, to $2.6 million from $2.3 million for the same period last year. This increase is primarily due to higher sales commissions and sales activities expenses, partially offset by lower payroll and benefits expenses.

For the nine months ended September 30, 2021, sales and marketing expense increased $0.3 million, 4.9 percent, to $7.4 million from $7.1 million for the same period last year. This increase is primarily due to higher sales commissions and sales activities expenses, partially offset by lower payroll and benefits expenses.

Research and Development

For the three months ended September 30, 2021, research and development expense was consistent at $0.5 million. For the nine months ended September 30, 2021, research and development expense was consistent at $1.4 million. There were no significant changes in these accounts during the three and nine months ended September 30, 2021, compared to the same periods last year.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2021, we reported other income of approximately $7,000, compared to $9,000 for the three months ended September 30, 2020. There were no significant changes in these accounts during the three months ended September 30, 2021, compared to the same quarter last year.

For the nine months ended September 30, 2021, we reported other income of approximately $15,000, compared to $126,000 for the nine months ended September 30, 2020. This decrease is primarily due to lower interest income during the nine months ended September 30, 2021.

Income Taxes

For the three and nine months ended September 30, 2021, we recorded a provision for income tax expense of $517,767 and $1,289,988, respectively. Our effective tax rate was 16.7 percent and 19.2 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense.

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

As of September 30, 2021, and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of September 30, 2021, we had cash and investments of $59.3 million, stockholders’ equity of $67.9 million, and working capital of $65.3 million. As of December 31, 2020, we had cash and investments of $52.0 million, stockholders’ equity of $61.4 million, and working capital of $58.8 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$7,892,113	$3,321,428
Net cash provided by (used in) investing activities	388,463	(53,564)
Net cash provided by financing activities	22,268	799,974

Cash provided by operating activities increased $4.6 million, to $7.9 million for the nine months ended September 30, 2021, compared to $3.3 million for the same period in 2020. During the nine months ended September 30, 2021, cash provided by operations was positively impacted by net income and cash inflows from accounts receivable and deferred revenue, and negatively impacted by cash outflows from prepaid expenses, income tax payments and inventory purchases.

Cash provided by (used in) investing activities increased $0.5 million, to $0.4 million for the nine months ended September 30, 2021, compared to $(0.1) million for the same period in 2020. During the nine months ended September 30, 2021, cash provided by (used in) investing activities was positively impacted by cash inflows from maturities of securities, and negatively impacted by capital expenditures and capitalized intangible assets.

Cash provided by financing activities decreased $(0.8) million, to approximately $22,000 for the nine months ended September 30, 2021, compared to approximately $0.8 million for the same period in 2020. This decrease is primarily due to lower proceeds from the exercise of stock options, partially offset by lower cash outflows for the net share settlement of restricted stock units.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income because of transaction gains (losses) related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2021 and 2020.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2021, we had $0.9 million in corporate bonds, all of which are maturing in less than 1 year. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at September 30, 2021, we expect the corresponding change in fair value of our investments would be immaterial. This is based on sensitivity analyses performed on our financial position as of September 30, 2021. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial and Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Our Chief Executive

Officer and Chief Financial and Operating Officer have concluded that our disclosure controls and procedures as of September 30, 2021 were effective.

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

IRADIMED CORPORATION

Dated: November 5, 2021	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Chris Scott
	By:	Chris Scott
	Its:	Chief Financial and Operating Officer and Secretary (Principal Financial and Accounting Officer)