Form 10-K
period 2021-12-31
IRADIMED CORP
filed 2022-03-04
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $185,211,097.

There were 12,559,127 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2022. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2021. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

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

ii

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

Overview

IRADIMED CORPORATION (“IRADIMED”, the “Company,” “we,” “us,” “our”) develops, manufactures, markets and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and related accessories, disposables and services relating to them. We were incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014.

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

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2021, our direct sales force consisted of 21 field sales representatives, supported by 3 regional sales directors and supplemented by 4 clinical application specialists. Internationally, we market our products into approximately 80 countries through the use of independent distributors.

As of December 31, 2021, we have sold approximately 6,062 MRI compatible IV infusion pump systems and approximately 1,138 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and related accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2021, our revenue was $41.8 million and our income from operations was $9.8 million representing an operating profit margin of 23.5 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2022.

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

Intravenous fluids and vital signs monitoring are needed during MRI procedures for many different reasons. Infusion pumps provide sedation to patients who are not able to remain immobile during an MRI scan and to deliver a continuous flow of critical medications to seriously ill patients, including those from critical care departments. Given the benefits to patient safety, radiology departments performing the scan, anesthesia departments delivering sedation and critical care specialists responsible for delivering critical medications during MRI procedures often initiate requests for an MRI compatible IV infusion pump. Additionally, the Joint Commission on Accreditation of Healthcare Organizations requires monitoring of a patient’s vital signs while under sedation. Further, vital signs monitoring is also required when the patient’s condition prevents them from alerting clinicians when experiencing pain, respiratory problems, cardiac distress or other difficulties that may arise during an MRI scan.

Standard Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients undergoing an MRI who require IV medications during their imaging procedure: (1) do not offer MRI treatment to patients requiring IV delivered medications or sedation; (2) use standard (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (3) proceed and accept patients for an MRI procedure, but stop the flow of IV fluids during the procedure; (4) allow the gravity controlled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks, introduce safety risks and may result in deficient patient care.

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

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a Faraday cage) for use with their standard IV pumps, but the approach has not been widely accepted by customers. The major problem with this approach is that a highly magnetic standard IV infusion pump is still being introduced into a hazardous MRI environment, which can lead to projectile accidents. Additionally, placing a highly magnetic standard IV infusion pump inside a shielded box hinders an operator’s ability to determine the pump’s status and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with a standard IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our MRI compatible IV infusion pump system can be safely placed anywhere in the scanner room including next to the scanner.

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

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible devices primarily to the MRI departments of U.S. hospitals. We believe, however, based on feedback and historical successes selling our devices, that there is continued potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other critical care departments within U.S. hospitals where there is a high probability that MRI procedures will need to be performed on these patients. These additional call points within the critical care areas of a hospital often result in additional sales into radiology. Additionally, expanded use of our MRI compatible medical devices could serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner.

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

Strategy

Company Objective

Our objective is to become the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products, accessories, disposables, and related services. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. We believe our current products increase the safety of performing MRI diagnostics for patients by minimizing potential complications with IV infusions and vital signs monitoring.

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

We believe that increased market awareness and education will be required for potential customers to appreciate the value for patients and the hospital of an efficient and patient-safe MRI environment, which includes MRI compatible IV infusion pumps.

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization achievable with our MRI monitor that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the use of multiple monitors to support a single MRI scanner as well as the transportation of patients from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals.

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

When reasonably available, acquiring synergistic MRI patient care companies, products, or technology licenses to accelerate our product development and leverage our existing sales organization

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the possible acquisition of technologies and intellectual property of others. We have a direct sales organization in the U.S. and a team of experienced international distributors that we believe can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we continue to analyze such opportunities to improve our product mix and profitability.

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential given the low rate of market penetration, and we aim to drive increased awareness, adoption and utilization of our MRI compatible products by:

Continued development of our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development of the market through driving awareness and education by our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our infusion pump solution and the shortcomings of current workaround practices. Additionally, with our 3880 Monitor, we focus on educating customers on the total workflow benefits our devices offer and how our devices increase the efficiency of MRI scanners via patient throughput.

In recent years, we have decreased the size of our commercial teams while increasing their collective efficiencies. As business progress dictates, we intend to add to our specialized, MRI product-focused direct sales team, including our supporting clinical application specialists. We believe that we can significantly increase sales of our MRI compatible medical devices by continuing to call on critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy is likely expanding the number of acute care facilities using our MRI compatible products and increasing the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

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
< 10,000 Gauss
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

MRidium MRI Compatible IV Infusion Pump System

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely designed non-ferrous parts to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians, and patients. MRidium’s strengths include the following:

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

●	MRidium 1056 Standard Infusion Set. Our standard “spike” infusion set features the ability to accurately deliver liquids from either a bottle or IV bag. The 1056 standard infusion set contains two needle-free injection ports and is typically used when starting a new infusion from a bottle or bag.

●	MRidium 1057 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The 1057 vented syringe adapter set benefits from a low priming volume of 4 ml, which minimizes inefficient waste of medication. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.
●	MRidium 1058 Extension Infusion Set. Our extension infusion set allows users to transfer a patient on a standard infusion pump to our MRI compatible IV infusion pump. The user simply disconnects the existing IV tubing at the patient site and primes and connects the MRidium extension set to the existing IV tubing. Once removed from the conventional infusion pump and connected to our MRidium MRI compatible IV infusion pump, the user can program the pump and begin the infusion. The 1058 extension set includes one needle-free injection port and is typically used to provide uninterrupted critical medications to a severely ill patient during an MRI procedure.

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

3865 MRidium Wireless Remote Display/Control

Our wireless remote display/control unit allows for complete control and monitoring of the MRidium MRI compatible IV infusion pump system from the control room (outside of the MRI scanner room). The 3865 MRidium Wireless Remote relays all commands and displays information bi-directionally between the MRI compatible IV infusion pump and the remote display/control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote display/control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote display/control unit utilizes a proven MRI compatible 2.4 GHz frequency hopping spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote display/control unit to adjust a second pump channel when used in combination with our Side Car unit discussed above. Our 3865 MRidium Wireless Remote also functions as a battery charger for our MRidium battery pack.

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

SpO2 Monitoring with Sensor and Accessories

Our MRidium 3860+ MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2™ capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring of the patient. In addition, our fiber optic MRI SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MRI scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

We believe our MRidium 3860+ MRI compatible IV infusion pump system and its customizable features comprehensively and uniquely address the needs of MRI departments within hospitals and other medical facilities.

MRI Compatible Patient Vital Signs Monitoring System

Our 3880 Monitor has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The 3880 Monitor system is fully operational in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room (see above diagram).

Our 3880 Monitor has a compact, lightweight design allowing it to travel with the patient from the critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units.

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

We have 15 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 1 to 19 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 21 direct field sales representatives, 3 regional sales directors and 4 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Years Ended December 31,
	2021	2020	2019
United States	80.0%	77.4%	80.3%
International	20.0%	22.6%	19.7%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Years Ended December 31,
	2021	2020	2019
Devices	64.7%	60.3%	72.1%
Disposable, service and other	30.6%	33.8%	23.1%
Amortization of extended warranty agreements	4.7%	5.9%	4.8%

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

At December 31, 2021, 2020 and 2019, our backlog was approximately:

	December 31,
(In millions)	2021	2020	2019
Backlog	$10.9	$4.4	$1.6

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to the COVID-19 pandemic.

The principal customers for our MRI compatible products include hospitals and acute care facilities. The key decision maker in a purchase varies on the hospital department making the purchase. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations, and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include surveys and visits to customer sites.

We enter into agreements with integrated delivery health systems and healthcare supply contracting companies, which are commonly referred to as Group Purchasing Organizations (“GPOs”) in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

●	Negotiated pricing for all group members;
●	Volume discounts and other preferential terms on member purchases from us;
●	Promotion of our products by the GPO to its members; and
●	Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under our GPO agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO.

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. Some components we or our suppliers utilize are from Chinese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to the on-going global supply chain issues, international trade restrictions, excessive demand creating shortages of available supply, and conditions related to COVID-19 or other epidemics. We are unsure whether an extended period of general supplier disruption caused by COVID-19 or these other events, will affect us directly or through our suppliers; however, we continue to monitor our supply chain regarding these matters. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company was renewed in March 2019 and extends through February 25, 2024.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In October 2021, we underwent a recertification audit to maintain our ISO 13485:2016 and Medical Device Single Audit Program certifications and received our certificates. These certificates will need renewal again in January 2023.

Competition

The medical products industry is generally characterized by intense competition and extensive research and development. The market for medical products is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations and ability to leverage existing customer relationships might give them a competitive advantage over us. We believe that a company’s reputation for producing accurate, reliable and technologically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

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

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the FDA 510(k) clearance process for new infusion pumps is usually long and requires significant testing and documentation. This long development timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. We believe that the market for MRI compatible IV infusion pump products is underpenetrated and may become highly competitive if, and when, the market develops further.

We also compete with manufacturers of “shielded box” solutions that are intended to permit use of conventional IV pumps inside the MRI scanner room. The providers of shielded boxes include B. Braun, Fresenius Kabi and MIPM Mammendorfer Institut für Physik und Medizin.

Many of our potential customers opt not to purchase our MRI compatible IV infusion pump systems and instead use makeshift workarounds, such as placing conventional IV infusion devices outside of the MRI scanning room and utilizing extension tubing to reach the patient. To this extent, we are in competition with conventional IV infusion pump manufacturers and distributors.

There are many manufacturers of conventional IV infusion pump devices, and if any of these manufacturers, or other potential competitors, decide to enter the MRI compatible IV infusion pump market, they may have competitive advantages over us. Many of these potential competitors have established reputations, customer relationships and marketing, distribution and service networks. In addition, they have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, management, and research and development budgets. Many of these potential competitors may have long-term product supply relationships with our potential customers.

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

Seasonality

Our business is seasonal. Our third quarter sales have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season, in the U.S., Europe and Japan. Additionally, COVID-19 may continue creating changes to customer buying patterns that vary from the historical trend.

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

Our research and development expenses were $1.9 million or 4.6 percent of revenue in 2021, $1.9 million or 6.0 percent of revenue in 2020 and $1.4 million or 3.7 percent of revenue in 2019.

Employees

As of December 31, 2021, we had 110 full-time employees, including 38 in manufacturing and service, 41 in sales, marketing and customer support services, 10 in regulatory affairs and quality assurance, 12 in finance and administration and 9 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Regulatory Matters

Governmental Regulation and Other Matters

Our medical device products are subject to extensive, complex and increasing oversight and regulation by the FDA, and other domestic and foreign governmental authorities. Our manufacturing facility, and those of our suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. If it were determined that we were not in compliance with these laws and regulations, we could be subject to criminal or civil liability, or both, and other material adverse effects. We have compliance programs in place to support and monitor compliance with these laws and regulations. All our products and facilities and those of our suppliers are subject to drug and medical device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including, for example, Health Canada’s Health Products and Foods Branch, the U.K.’s Medicines and Healthcare Products Regulatory Agency, and Australia’s Therapeutic Goods Agency. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and adverse event reporting.

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive governmental regulation. Most notably, all our medical devices sold in the United States are subject to the Food, Drug, and Cosmetic Act of 1938, as amended (“FDC Act”), as implemented and enforced by the FDA. The FDA, and in some cases other government agencies, such as the U.S. Federal Communications Commission (“FCC”), administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution, and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and can extend beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy, and uncertain. It generally takes from two to three years or even longer. All our current medical devices and related products that are available in the U.S. were originally cleared through the 510(k) process. We cannot be sure that future medical devices or modifications of current medical devices, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market.

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

All aspects of our manufacturing and distribution of regulated products and those of our suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage, and distribution of medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices (“cGMPs”). Our manufacturing facilities and those of our suppliers are subject to periodic, routine and for-cause inspections to verify compliance with cGMPs. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with cGMPs, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distributing products, civil or criminal sanctions, refusal to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside of the United States, restrictions on operations or withdrawal or suspension of existing approvals. The FDA also has the authority to request repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. These actions could result in, among other things, substantial modifications to our business practices and operations; a total or partial shutdown of production in one or more facilities while we or our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability, and financial condition.

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

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of medical devices to hospitals and other healthcare providers, we and our customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides several exceptions or “safe harbors” for particular types of transactions. While we generally do not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which may apply to us. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws. While we conduct informal oversight to detect and prevent these types of fraud and abuse, we lack formal written policies and procedures at this time. If we were unable to document and implement the controls and procedures required in a timely manner or otherwise violate such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, financial reporting, or financial results.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation balanced with a goal of optimizing international harmonization. For example, the European Union (“EU”), which currently relies on independent third parties, (called “Notified Bodies”) rather than governmental authorities to review and certify medium and high-risk medical devices, is moving to more governmental oversight of medical devices. Currently, the regulatory requirements for a broad spectrum of medical devices are covered in three European Medical Device Directives (adopted in the 1990’s) with which manufacturers must comply in order to receive a CE Certificate of Conformity (“CE Mark”) from a Notified Body. Only certified medical devices bearing a CE Mark can be sold in the EU and European Free Trade Association (“EFTA”) countries and Turkey. EFTA includes Iceland, Norway, Principality of Liechtenstein and Switzerland.

In May 2017, the European Union (the “EU”) implemented a new regulatory scheme for medical devices under the Medical Device Regulation (“MDR”). The MDR became effective in May 2021, however our CE Certificates are valid through May 2024, allowing us to continue shipping our products into the EU after the effective date of the MDR. MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as “Brexit.” The United Kingdom officially withdrew from the EU on January 31, 2020. This referendum has created political and economic uncertainty that could persist for years, particularly in the United Kingdom and the EU, as many of the details of the separation have yet to be addressed. Since a significant portion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially impact the regulatory regime with respect to our products in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any device certifications, product marketing approvals, or other regulatory authorizations resulting from Brexit or otherwise, could prevent us from commercializing our products in the United Kingdom and/or the EU and affect our operations and financial results.

The ultimate effects of Brexit remain uncertain and will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty over the terms of the United Kingdom’s departure from the EU could harm our business and financial results. In addition, other EU member countries may consider referendums regarding their EU membership. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

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

Other Laws

We are also subject to a variety of other laws, directives, and regulations in and outside of the U.S., including those related to the following:

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risk Factors Summary

The following is a summary of the risk factors that could materially affect our business, financial condition, or future results, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business and Financial Condition

●	The COVID-19 pandemic or other public health crises.
●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Dependence upon the integrity of our supply chain, including multiple single-source suppliers.
●	Our reliance on third-party suppliers for certain of our raw materials and components.
●	Securities class action litigation or derivative litigation.
●	Sufficiency of our internal and external sources of liquidity.
●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Our markets are very competitive, and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Our inability to collect on our accounts receivables held by customers.
●	Failure to maintain relationships with integrated delivery healthcare systems and Group Purchasing Organizations.
●	Cost-containment efforts of our customers and purchasing groups.
●	A failure in our efforts to access and educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside of the U.S.
●	Successful development and commercialization of enhanced products or new products to remain competitive.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.
●	Failure to attract and retain the talent required for our business.
●	Inability to scale our operations or adequately manage generational upgrades to our own products.
●	Our engagement in related party transactions.
●	Difficulties associated with integrating acquisitions of technologies, products, and businesses.

●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
●	We are subject to various privacy and consumer protection laws.

Risks Related to Our Industry

●	Changes in government regulations could force us to make modifications to how we develop, manufacture, market, and price our products.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.
●	Defects or failures associated with our products and/or our quality control systems.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Impact of U.S. healthcare policy and changes thereto.
●	Healthcare fraud and abuse regulations potentially result in significant liability, require us to change our business practices and restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals to comply with regulations applicable to medical devices and infusion pumps.
●	We and our suppliers and customers are required to maintain compliance with regulations applicable to medical devices and infusion pumps.
●	Our operations are subject to environmental laws and regulations.

Risks Relating to our Intellectual Property

●	Protection of our intellectual property.
●	Our unpatented trade secrets, know-how, confidential and proprietary information, and technology may be inadequately protected.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals.
●	Disclosure of confidential or proprietary information.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock.
●	Use of capital to repurchase shares of our common stock.
●	Our need or choice to raise additional capital in the future.

●	The ability of Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval.
●	Payment of dividends, or a reduction or cessation of expected dividends.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
●	Failure to develop and maintain adequate internal controls or to implement new or improved controls.
●	Impact of being a public company on our competitive environment and our risk of potential litigation.
●	Impact from our involvement in securities class action litigation.
●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.
●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

Risks Relating to Our Business and Financial Condition

Our business, financial condition and operations has been and may be in the future, materially adversely affected by the COVID-19 pandemic or other public health crises.

The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has and may continue to adversely affect our business in a number of ways. To respond to the demands of managing COVID-19 and the resulting economic uncertainties, healthcare organizations may be forced to adjust spending priorities by increased spending related to COVID-19, which may have a significant effect on the demand and available budget for our products and related services. The financial strains on healthcare systems may also lead to an increased risk of delays in customer payments. In addition, a recession resulting from the spread of COVID-19 could materially affect our business, especially if a recession results in higher unemployment causing potential patients to not have access to health insurance. Our ability to generate sales may be further disrupted by hospitals restricting access to hospital workers only. A decline in operating results has limited and could further limit our generation of capital resources and cause financial stress if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by the severity and duration of the pandemic and its impact on the U.S. and global economy.

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

The future progression of the COVID-19 pandemic and its resulting impacts on our customers, sales activity, supply chain and distribution networks are uncertain at this time. However, the foregoing and other disruptions as a result of COVID-19 could have a material adverse effect on our business, operating results and financial condition, especially to the extent these impacts persist or exacerbate over an extended period of time.

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

Our products could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;
●	technological advancements of MRI scanners;
●	technological developments such as new imaging modalities which render MRI procedures obsolete or reduce the instances where MRI imaging is utilized;
●	loss of key relationships with suppliers, integrated delivery healthcare systems, group purchasing organizations, or end-user customers;
●	manufacturing or supply interruptions;
●	product liability claims;
●	our reputation and product market acceptance;
●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and
●	product recalls or safety alerts.

Any major factor adversely affecting the sale of our products or services would cause our revenues to decline and have a material adverse impact on our business, financial condition, and our common stock.

We have significant international sales as well as international supply chain links and we face risks related to health epidemics that could adversely affect our revenue.

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. The COVID-19 pandemic has negatively impacted our revenues, particularly in 2020, and may do so again in the future. With respect to our sales, in the past, some customers implemented heightened security policies that inhibited the ability of our domestic sales force and international distributors to access hospitals for purposes of selling our products. This caused delays of orders for our products and negatively affected our revenues. These heightened security policies and delays of orders may be reinstated or continue.

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

At this point in time, there remains uncertainty relating to the ongoing or possible renewed effects of COVID-19 on our business. Infections from new or existing variants may become widespread or may recur at a later time, there may be variations in the global response to future outbreaks, and inefficiencies of testing and vaccination programs, and should any one of these limit our ability to timely sell and distribute our products or cause supply disruptions, it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

For example, we are dependent upon a single vendor for the ultrasonic motor at the core of our devices. If this vendor fails to meet our volume requirements, which we anticipate will increase over time, or if the vendor becomes unable or unwilling to continue supplying motors to us, this would impact our ability to supply our devices to customers until a replacement source is secured. Our executed agreement with this vendor provides that the price at which we purchase products from the vendor is determined by agreement from time to time or should material costs change. Although we have had a long history of stable pricing with this supplier, this provision may make it difficult for us to continue to receive motors from this vendor on favorable terms or at all if we do not agree on pricing in the future. In such event, it could materially and adversely affect our commercial activities, operating results, and financial condition.

In the near term, we do not anticipate finding alternative sources for our primary suppliers, including single source suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, or manufacture or deliver such materials later than anticipated, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results, and financial condition.

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

We have been subject to securities class action litigation and derivative litigation, and we may be subject to similar or other litigation in the future.

In the past, following adverse action by the FDA or volatility in our stock price, securities class action litigation has been brought against us. There can be no assurance that we will not face other securities litigation in the future. With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our business, financial condition, and our common stock. Regardless of the outcome, these claims may result in injury to our reputation, significant costs, diversion of management’s attention and resources, and loss of revenue.

There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, to return cash to shareholders via stock repurchases and/or dividends, and execute on our strategic initiatives. A decline in operating results could limit our generation of capital resources and cause financial stresses if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. Further, future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

The manufacture of our products requires strict adherence to regulatory requirements governing medical devices and if we or our suppliers encounter problems our business could suffer.

The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage, or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production, the affected products may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions, or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

Our markets are very competitive, and we sell certain of our products in a mature market.

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

We manufacture and store our products at a single facility in Winter Springs, Florida. If by reason of fire, hurricane, or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired completely and our operating results and financial condition would be materially and negatively affected.

Our inability to collect on our accounts receivables held by customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or more customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition, and results of operations. Additionally, COVID-19 has and may continue to cause delays in payments from customers, which may adversely impact our future results of operations and liquidity.

If we fail to maintain relationships with integrated delivery healthcare systems and Group Purchasing Organizations, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with integrated delivery healthcare systems and Group Purchasing Organizations (“GPOs”).

Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future or current competitor’s products, we may be precluded from making sales of our competing products to members of that GPO for the duration of the contractual arrangement. For example, even if we have an existing contract with a GPO for sales of our MRidium 3860+ MRI compatible IV infusion pump, we may encounter difficulties in selling, or be unable to sell, our 3880 MRI compatible patient vital signs monitoring system to that GPO’s affiliated hospitals and other members, which may result in a longer sales cycle or an inability to sell. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition, and results of operations. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

We believe our future success will require us to educate a sufficient number of clinicians, anesthesiologists, radiologists, hospital administrators and other purchasing decision-makers about our products and the costs and benefits of our products. If we fail to demonstrate the safety, reliability and economic benefits of our products to hospitals and acute medical facilities, our products may not be adopted, and our expected and actual sales would suffer.

The lengthy sales cycle for medical devices could delay our sales.

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions with customers regarding our products and a customer’s purchase of our products have varied widely and have historically ranged between three and six months in duration, with more recent cycles lengthening beyond this historical range due to COVID-19. Sales cycles can also be delayed because of capital budgeting procedures. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition, and results of operations.

Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated.

We rely on distributors for all our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. have recently represented approximately 20 percent of our net revenues. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

If we do not successfully develop and commercialize enhanced products or new products that remain competitive, we could lose revenue opportunities and customers, and our ability to achieve growth would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for MRI compatible infusion, therapeutic, diagnostic and safety products and services. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. If we do not successfully adapt our technology, products, and applications, we could lose revenue opportunities and customers. In addition, we may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

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

Competition for highly skilled personnel is often intense in the medical device industry, including in the MRI compatible medical device segment. If our current employees with experience in the MRI compatible device industry leave our company, we may have difficulty finding replacements with an equivalent amount of experience and skill, which could harm our operations. Our future success will also depend in part on our ability to identify, hire and retain additional personnel, including executives, skilled engineers to develop new products and sales and production staff. We may not be successful in attracting, integrating, or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products and updates to existing products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative, and other resources. We cannot guarantee that any of the personnel, systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our company and Roger Susi and his affiliates. The only significant ongoing related party transaction is the lease agreement between our company and Susi, LLC, an affiliate of Roger Susi, with respect to our sole production and headquarters facility in Winter Springs, Florida. Related party transactions present difficult conflicts of interest, could result in disadvantages to our company, and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

Any acquisitions of technologies, products, and businesses may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We plan to periodically review potential acquisitions of technologies, products and businesses that are complementary to our products and that could accelerate our growth. However, our company has never completed an acquisition and there can be no assurance that we will be successful in finding any acquisitions in the future. The process of identifying, executing, and realizing attractive returns on acquisitions involves a high degree of uncertainty. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies, and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock.

The environment in which we operate makes it difficult to accurately forecast our business performance.

Significant changes and volatility in most aspects of the current business environment, including financial markets, consumer behavior, speed of technological, regulatory, and competitive changes, and the continued impact of COVID-19, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings, and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Furthermore, portions of GAAP require the use of fair value models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position, and operating results.

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

Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state, or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages, and other costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) began to fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR has created new compliance obligations and has significantly increased fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our products, and harm to our reputation and brand.

Risks Related to Our Industry

We are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture, market, and price our products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory agencies. The majority of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practice requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or other regulatory agencies to grant pre-market clearances or approvals for our products, withdrawals, or suspensions of future or current clearances or approvals and criminal prosecution.

In addition, our products are subject to pre-clearance requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales, and distribution. Compliance with these regulations may be time consuming, burdensome, and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval, would negatively affect our ability to sell our products and harm our anticipated revenues.

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

Sales to customers outside of the U.S. have historically comprised of approximately 20 percent of our net revenues and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

●	foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;
●	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
●	foreign currency fluctuations that can impact our financial statements when foreign denominations are translated into U.S. dollars;
●	different local product preferences and product requirements, which might increase with increasing nationalism;
●	trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;
●	difficulty in establishing, staffing and managing non-U.S. operations;
●	failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;
●	changes in labor, environmental, health and safety laws;
●	healthcare crises or epidemics;
●	potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws;
●	political instability and actual or anticipated military or political conflicts, including instability related to war and terrorist attacks and to political matters such as Russia’s invasion of Ukraine and Brexit;
●	economic instability, inflation, deflation, recession or interest rate fluctuations;
●	uncertainties regarding judicial systems and procedures; and
●	minimal or diminished protection of intellectual property.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of our medical devices and disposable products. We carry third-party product liability insurance coverage to protect against such risks, but there can be no assurance that our policy is adequate. In the ordinary course of business, we may become the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of our product liability insurance. We currently have third-party product liability insurance with maximum coverage of $5,000,000; however, such coverage requires a substantial deductible that we must pay before becoming eligible to receive any insurance proceeds. The deductible amount is currently equal to $50,000 per occurrence and $150,000 in the aggregate. We will have to pay for defending product liability or other claims that are not covered by our insurance. These payments could have a material adverse effect on our profitability and financial condition. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, reputation and on our ability to attract and retain customers. In addition, we may not be able to obtain insurance in the future on terms acceptable to us or at all.

Defects or failures associated with our products and/or our quality control systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions.

Safety problems associated with our products could lead to a product recall or the issuance of a safety alert relating to such products and result in significant costs and negative publicity. An adverse event involving one of our products could require us to file an adverse event report with the FDA. Such disclosure could result in reduced market acceptance and demand for all our products and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances.

We may also voluntarily undertake a recall of our products or temporarily shut down production lines based on internal safety, quality monitoring and testing data. To avoid future product recalls we have made and continue to invest in our quality systems, processes, and procedures. We will continue to make improvements to our products and systems to further reduce issues related to patient safety.

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

Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our products and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act (“ACA”), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, the Tax Cuts and Jobs Act of 2017 (“TCJA”), among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019.

In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional; and therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. In June 2021, the U.S. Supreme Court held that the states and individuals that brought the lawsuit do not have standing to challenge the law, effectively ending the case without ruling on the constitutionality of the individual mandate. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or other court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement, or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to limit and/or increase transparency of interactions with healthcare providers, pursuant to which we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states.

We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We and our customers are subject to various U.S. federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid, and Veterans’ Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require us to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our sales, profitability, and financial condition. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid, and other governmental programs to cover a substantial portion of their expenditures, if we or our customers are excluded from such programs as a result of a violation of these laws, it could have an adverse effect on our results of operations and financial condition.

We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws and conduct informal oversight to detect and prevent these types of fraud and abuse. However, we lack formal written policies and procedures at this time. If we are unable to formally document and implement the controls and procedures required in a timely manner or we are otherwise found to be in violation of such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, financial reporting, or financial results.

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

We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees, or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We and our suppliers and customers are required to obtain regulatory approvals to comply with regulations applicable to medical devices, including infusion pumps, and these approvals could result in delays or increased costs in developing new products.

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

We and our suppliers and customers are required to maintain compliance with regulations applicable to medical devices, including infusion pumps, and it could be costly to comply with these regulations and to develop compliant products and processes. Failure to comply with these regulations could subject us to sanctions and could adversely affect our business.

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

In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All of these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability, and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedures or to our suppliers’ manufacturing facilities could materially harm our reputation in the marketplace.

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

We intend to rely on a combination of patents, trademarks, trade secrets, know-how, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation, or violation of our intellectual property. We may fail to secure patents that are important to our business, and we cannot guarantee that any pending U.S. trademark or patent application, if ultimately issued, will provide us some relative competitive advantage. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights.

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

We rely on unpatented trade secrets, know-how and technology. This intellectual property is difficult to protect, especially in the medical device industry, where much of the information about a product must be submitted to regulatory authorities during the regulatory approval process. We seek to protect trade secrets, confidential information, and proprietary information, in part, by entering into confidentiality and invention assignment agreements with employees, consultants, and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other confidential or proprietary information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets and our other confidential and proprietary information, we or our collaboration partners, board members, employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We may be subject to claims that we, our board members, employees, or consultants have used or disclosed alleged trade secrets or other proprietary information belonging to third parties and any such individuals who are currently affiliated with one of our competitors may disclose our proprietary technology or information.

As is commonplace in the medical device industry, some of our board members, employees and consultants are or have been associated with other medical device companies that compete with us. For example, Mr. Susi and a number of our other employees are former employees of other medical device firms. While associated with such other companies, these individuals may have been exposed to research and technology similar to the areas of research, technology, sales methodology, pricing models and other such matters in which we are engaged. We may become subject to future claims that we, our employees, board members, or consultants have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of those companies. Litigation may be necessary to defend against such claims.

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

Any use of capital to repurchase shares of our common stock, or the election to pay a cash dividend, could have a material adverse effect on our stock price and our business.

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

In February 2022, our Board of Directors declared a special cash dividend of $1.00 per common share, which reduced our cash balance by approximately $12.6 million. In the future, the Board of Directors may elect to allocate capital based on our continued ability to generate cash from operations, our capital needs to support normal operations, and making investments that are aimed at supporting growth, rather than paying cash dividends. These capital allocation decisions could have a material adverse effect on our stock price. If the Board of Directors elects to retain all future earnings for the operation and expansion of our business, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

Additionally, if we use a significant portion of our capital to repurchase shares or pay cash dividends, our financial flexibility will be reduced, and we may not be able to execute on other strategic initiatives or tolerate periods of operating losses. If we repurchase shares on unfavorable terms or if our use of capital to repurchase shares or pay cash dividends inhibits our ability to pursue other strategic initiatives or tolerate periods of operating losses, it could have a material adverse effect on our stock price and our business.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own a significant percentage of our outstanding common stock. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying or deterring a change of control of our company.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to monitor and advise us regarding compliance, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may need to invest in additional resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices of small capitalization medical device companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have become, and may in the future, become involved in this type of litigation. Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments. Such payment could have a material impact on how investors view our company and result in a decline in our stock price.

If securities or industry analysts fail to initiate research coverage of our stock, downgrade our stock, or discontinue coverage, our trading volume might be reduced, and our stock price could decline.

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

Stockholders

As of February 28, 2022, we had 3 stockholders of record. This number is significantly less than and does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

On February 7, 2022, the Board of Directors declared a special cash dividend of $1.00 per share on the Company’s common stock, paid on February 24, 2022 to shareholders of record at the close of business on February 17, 2022. The decision on whether to pay cash dividends on our common stock in the future will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the year ended December 31, 2021.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
January 1, 2021—January 31, 2021	1,095	$—	—	$—
February 1, 2021—February 28, 2021	48	$—	—	$—
March 1, 2021—March 31, 2021	512	$—	—	$—
April 1, 2021—April 30, 2021	47	$—	—	$—
May 1, 2021—May 31, 2021	80	$—	—	$—
June 1, 2021—June 30, 2021	432	$—	—	$—
July 1, 2021—July 31, 2021	234	$—	—	$—
August 1, 2021—August 31, 2021	—	$—	—	$—
September 1, 2021—September 30,2021	52	$—	—	$—
October 1, 2021—October 31, 2021	394	$—	—	$—
November 1, 2021—November 30, 2021	25	$—	—	$—
December 1, 2021—December 31, 2021	11,073	$—	—	$—
Total	13,992	$—	—	$—

(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

Transfer Agent

The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

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

The following graph shows a comparison, from December 31, 2016 through December 31, 2021, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. [RESERVED]

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2021, our direct U.S. sales force consisted of 21 field sales representatives, 3 regional sales directors and supplemented by 4 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to the COVID-19 pandemic. We also enter into agreements with integrated delivery health systems and healthcare supply contracting companies in the U.S. Our agreements with healthcare supply contracting companies enable us to sell and distribute our products and services to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals.

Financial Highlights and Outlook

Our revenue was $41.8 million in 2021, $31.7 million in 2020 and $38.5 million in 2019. Our diluted earnings per share was $0.74 in 2021, $0.11 in 2020 and $0.78 in 2019. Our cash provided by operations was $11.3 million in 2021, $5.8 million in 2020 and $10.2 million in 2019.

Our estimated installed base of medical devices is as follows:

	Years Ended December 31,
	2021	2020	2019
IV Infusion Pump Systems	6,062	5,794	5,515
Patient Vital Signs Monitoring Systems	1,138	794	539

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

Critical Accounting Policies and Estimates

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

The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19 and its variants, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021, and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. Our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to our financial statements in future reporting periods.

Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of variants thereof, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, we are unable to estimate the full extent to which COVID-19 may again negatively impact our financial results or liquidity.

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

For many domestic sales, we enter into agreements with integrated delivery health systems and healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”).

GPO agreements enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include negotiated pricing for all group members established at time of GPO contract execution. Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. We do not sell to GPOs. Hospitals, group practices and other acute care facilities that are members of a GPO, purchase products directly from us under the terms of our GPO agreements.

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

Customer sale prices for our medical devices and related disposables and services are contractually fixed over the contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

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

Variable Consideration

Our sales are typically subject to 30 to 60-day customer-specified acceptance provisions primarily for purposes of ensuring products were not damaged during the shipping process. Historically, we have experienced immaterial product returns and, when experienced, we typically exchange the affected products with new products. Accordingly, variable consideration from contracts with customers is immaterial to our financial statements.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product versions and new products. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to net realizable value or an inventory valuation allowance is established.

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

Determining the amount of stock-based compensation to be recorded for stock options that we grant requires us to develop estimates of the fair value as of the grant date. Calculating the fair value of stock option awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Estimated volatility is based on the historical volatility of our share price. We use the simplified method as prescribed by ASC 718 to calculate the expected term of stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our stock option awards. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. Historically, we utilized a dividend yield of zero based on our expectations of not paying cash dividends as of the grant date. We elect to recognize forfeitures as they occur. We have not utilized stock options in equity compensation since 2019.

The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant.

The grant date fair value of our Performance-Based Restricted Stock Units (“PSUs”) is based on a Monte Carlo simulation, the closing price of our common stock, and other pertinent factors on the grant date. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite performance period, which is three years from the grant date.

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

	Percent of Revenue
	Years Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue	23.4	25.7	22.9
Gross profit	76.6	74.3	77.1
Operating expenses:
General and administrative	23.4	38.7	27.1
Sales and marketing	25.2	32.0	23.8
Research and development	4.6	6.0	3.7
Total operating expenses	53.2	76.7	54.7
Income (loss) from operations	23.5	(2.4)	22.5
Other income, net	0.0	0.4	1.0
Income (loss) before provision for income taxes	23.5	(1.9)	23.5
Provision for income tax expense (benefit)	1.2	(6.3)	(1.5)
Net income	22.3%	4.3%	25.0%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2021	2020	Change
United States	$33.5	$24.5	36.4%
International	8.3	7.2	16.3%
Total revenue	$41.8	$31.7	31.8%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2021	2020	Change
Devices:
MRI compatible IV infusion pump system	$13.3	$9.3	42.0%
MRI compatible patient vital signs monitoring system	13.8	9.8	41.2%
Total Devices revenue	27.1	19.1	41.6%
Disposables, service and other	12.8	10.7	19.3%
Amortization of extended warranty agreements	1.9	1.9	4.1%
Total revenue	$41.8	$31.7	31.8%

Revenue increased $10.1 million, or 31.8 percent, to $41.8 million from $31.7 million for the same period in 2020.

Revenue from sales in the U.S. increased $9.0 million, or 36.4 percent, to $33.5 million from $24.5 million for the same period in 2020. Revenue from sales internationally increased $1.1 million, or 16.3 percent, to $8.3 million from $7.2 million for the same period in 2020. Domestic sales accounted for 80.0 percent of total revenue for the year ended December 31, 2021, compared to 77.4 percent for the same period in 2020.

Revenue from sales of devices increased $8.0 million, or 41.6 percent, to $27.1 million from $19.1 million for the same period in 2020. This increase was the result of higher unit sales of our of our MRI compatible IV infusion pump and patient vital signs monitoring systems.

During the year ended December 31, 2021, we recognized revenue on 385 MRI compatible IV infusion pumps compared to 279 pumps in 2020. The average selling price for our MRI compatible IV infusion pump systems recognized in revenue during the year ended December 31, 2021 was approximately $34,500, compared to $35,600 for the same period in 2020. The decrease in average selling price is the result of a lower average selling price for domestic sales.

We recognized revenue on 344 MRI compatible patient vital signs monitoring systems during the year ended December 31, 2021, compared to 255 systems for the same period in 2020. The average selling price for our MRI compatible patient vital signs monitoring systems recognized in revenue was approximately $40,100 during the year ended December 31, 2021, compared to $36,300 for the same period in 2020. The increase in average selling price is due to higher domestic unit sales and customer price increases.

Revenue from sales of our disposables, service and other increased $2.1 million, or 19.3 percent, to $12.8 million from $10.7 million for the same period in 2020. Revenue from the amortization of our extended warranty agreements was consistent at $1.9 million for the years ended December 31, 2021 and 2020.

Cost of Revenue and Gross Profit

	Years Ended December 31,
(In millions, except gross profit percentage)	2021	2020
Revenue	$41.8	$31.7
Cost of revenue	9.8	8.1
Gross profit	$32.0	$23.6
Gross profit percentage	76.6%	74.3%

Cost of revenue increased approximately $1.7 million, or 19.9 percent, to $9.8 million for the year ended December 31, 2021, from $8.1 million for the same period in 2020. Gross profit increased approximately $8.4 million, or 36.0 percent, to $32.0 million for the year ended December 31, 2021 from $23.6 million for the same period in 2020. The increase in cost of revenue and gross profit is primarily due to higher revenue during the year ended December 31, 2021, compared to the same period in 2020.

Gross profit margin was 76.6 percent and 74.3 percent for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments and higher average selling prices in 2021 compared to 2020.

Operating Expenses

	Years Ended December 31,
(In millions, except percentage of revenue)	2021	2020
General and administrative	$9.8	$12.3
Percentage of revenue	23.4%	38.7%
Sales and marketing	$10.6	$10.2
Percentage of revenue	25.2%	32.0%
Research and development	$1.9	$1.9
Percentage of revenue	4.6%	6.0%

General and Administrative

General and administrative expense decreased approximately $(2.5) million, or (20.4) percent, to $9.8 million for the year ended December 31, 2021, from $12.3 million for the same period last year. This decrease is primarily due to lower expenses for stock compensation, and legal and professional costs, partially offset by higher expenses for regulatory approval and certification costs, and payroll and employee benefits costs. During the year ended December 31, 2020, the Company recognized total general and administrative expense of $3.2 million related to our former Chief Executive Officer, of which $2.7 million relates to the separation.

Sales and Marketing

Sales and marketing expense increased approximately $0.4 million, or 3.9 percent, to $10.6 million for the year ended December 31, 2021, from $10.2 million for the same period in 2020. This increase is primarily the result of higher expenses for sales commissions, sales activities and software costs, partially offset by lower expenses for payroll and benefits.

Research and Development

Research and development expense was consistent at $1.9 million for the years ended December 31, 2021 and 2020. This is primarily due to higher expenses for prototype and consulting costs, offset by lower allocated payroll and benefits costs.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $19 thousand and $139 thousand for the years ended December 31, 2021 and 2020, respectively. This decrease is primarily the result of lower interest income during the year ended December 31, 2021 compared to the same period in 2020.

Income Taxes

We recorded a provision for income tax expense of approximately $0.5 million for the year ended December 31, 2021, compared to a tax benefit of approximately $(2.0) million for the year ended December 31, 2020. Our effective tax rate for the year ended December 31, 2021 was 5.2 percent compared to 321.9 percent for the same period in 2020. The decrease in our effective tax rate is primarily the result of higher income before the provision for income taxes and discrete items related to tax benefits associated with the exercise and sale of employee options and vesting of restricted stock units.

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

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $0.1 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. This decrease is primarily the result of lower interest income during the year ended December 31, 2020 compared to the same period in 2019.

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

As of December 31, 2021, we had cash and investments of $62.5 million, stockholders’ equity of $72.2 million, and working capital of $69.4 million, compared to cash and cash equivalents and investments of $52.0 million, stockholders’ equity of $61.4 million, and working capital of $58.8 million as of December 31, 2020.

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities	$11.3	$5.8	$10.2
Net cash provided by investing activities	$0.6	$0.2	$3.2
Net cash provided by financing activities	$0.0	$0.5	$2.0

Comparison of the Years Ended December 31, 2021, 2020 and 2019

Operating Activities

For the year ended December 31, 2021, cash provided by operations increased $5.5 million to $11.3 million, from $5.8 million in 2020. During 2021, cash provided by operations was positively impacted by higher net income, stock-based compensation, depreciation and amortization, accrued payroll and benefits, and deferred income taxes. Cash provided by operations was negatively impacted by prepaid expenses and other current assets, accounts receivable, and prepaid income taxes.

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

Investing Activities

For the year ended December 31, 2021, cash provided by investing activities increased $0.4 million to $0.6 million, from $0.2 million in 2020. During 2021, cash provided by investing activities was positively impacted by maturities of investments, partially offset by negative impacts from purchases of property and equipment, and capitalized intangible assets.

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

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities decreased $(0.5) million to $0.0 million, from $0.5 million in 2020. During 2021, cash provided by financing activities was positively impacted by proceeds from the exercise of stock options, offset by taxes paid for the net share settlement of restricted stock units.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders with vendors that supply components used in our medical devices and related disposables and commitments for our building and office equipment leases. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2021:

		Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Unconditional purchase obligations	$5,604,456	5,505,393	99,063	$—	$—
Operating lease obligations	3,062,053	415,294	830,588	1,816,171	—
Total	$8,666,509	5,920,687	929,651	$1,816,171	$—

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2021.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2021, we expect a corresponding change of approximately $380,000 in interest income earned on our excess cash held in interest bearing accounts.

The fair value of our corporate bonds held as short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of December 31, 2021, our corporate bonds consisted of one security of a U.S. corporation with a fair value of $501,855 and is expected to mature during 2022.

Our corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at December 31, 2021, we expect the corresponding change in fair value of our investments would be immaterial. This is based on sensitivity analyses performed on our financial position as of December 31, 2021. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

The following tables present our operating results for each of the eight quarters in the period ending December 31, 2021. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

In the opinion of our management, all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December	September	June	March
	31, 2021	30, 2021	30, 2021	31, 2021
Revenue	$11,872,860	$10,907,302	$9,810,423	$9,223,996
Cost of revenue	2,623,109	2,501,745	2,478,122	2,161,680
Gross profit	9,249,751	8,405,557	7,332,301	7,062,316
Operating expenses:
General and administrative	2,524,200	2,252,274	2,564,619	2,430,369
Sales and marketing	3,121,135	2,585,702	2,469,777	2,379,124
Research and development	494,851	480,696	453,679	475,817
Total operating expenses	6,140,186	5,318,672	5,488,075	5,285,310
Income from operations	3,109,565	3,086,885	1,844,226	1,777,006
Other income (loss), net	3,930	7,143	13,195	(5,663)
Income before provision for income taxes	3,113,495	3,094,028	1,857,421	1,771,343
Provision for income tax (benefit) expense	(779,172)	517,767	387,727	384,494
Net income	$3,892,667	$2,576,261	$1,469,694	$1,386,849
Net income per share:
Basic	$0.31	$0.21	$0.12	$0.11
Diluted	$0.31	$0.20	$0.12	$0.11
Weighted-average shares outstanding:
Basic	12,428,361	12,331,062	12,313,563	12,310,577
Diluted	12,632,601	12,603,566	12,554,828	12,521,279

	Quarters Ended
	December	September	June	March
	31, 2020	30, 2020	30, 2020	31, 2020
Revenue	$8,546,043	$7,699,096	$6,794,692	$8,677,541
Cost of revenue	2,106,609	1,958,036	1,864,587	2,213,730
Gross profit	6,439,434	5,741,060	4,930,105	6,463,811
Operating expenses:
General and administrative	2,206,990	2,196,935	5,002,427	2,862,727
Sales and marketing	3,068,700	2,282,491	2,374,134	2,433,567
Research and development	512,718	476,876	482,654	430,282
Total operating expenses	5,788,408	4,956,302	7,859,215	5,726,576
Income (loss) from operations	651,026	784,758	(2,929,110)	737,235
Other income, net	13,507	9,352	17,852	98,502
Income (loss) before provision for income taxes	664,533	794,110	(2,911,258)	835,737
Provision for income tax expense (benefit)	27,119	(280,536)	(798,988)	(933,474)
Net income (loss)	$637,414	$1,074,646	$(2,112,270)	$1,769,211
Net income (loss) per share:
Basic	$0.05	$0.09	$(0.17)	$0.15
Diluted	$0.05	$0.09	$(0.17)	$0.14
Weighted-average shares outstanding:
Basic	12,279,999	12,243,362	12,076,399	11,891,428
Diluted	12,514,348	12,493,309	12,076,399	12,365,605

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2021, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1+	Form of Stock Option Agreement for Iradimed Corp. 2005 Incentive Stock Plan	S-1	333-196875	6/18/2014
10.2+	Iradimed Corporation Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36534	8/6/2020
10.3+	Form of Stock Option Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.4+	Form of Restricted Stock Award Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.5+	Form of Restricted Stock Unit Agreement (Time-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.6+	Form of Restricted Stock Unit Agreement (Performance-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.7	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.8+	Amended and Restated Employment Agreement between the Registrant and Christopher K. Scott, dated July 8, 2021	8-K	001-36534	7/8/2021
10.9†	Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on January 26, 2014	S-1	333-196875	6/18/2014
10.10†	Amendment Agreement to Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on March 26, 2019	8-K	001-36534	3/26/2019

10.11+	Employment Agreement between the Registrant and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of this Exhibit 101 inline XBRL Document set				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 4, 2022.

IRADIMED CORPORATION
(Registrant)

Dated: March 4, 2022	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2022
Roger Susi

/s/ Chris Scott	Chief Financial and Operating Officer and Secretary (Principal Financial and Accounting Officer)	March 4, 2022
Chris Scott

/s/ Monty Allen	Director	March 4, 2022
Monty Allen

/s/ Anthony Vuoto	Director	March 4, 2022
Anthony Vuoto

/s/ James Hawkins	Director	March 4, 2022
James Hawkins

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Orlando, Florida

March 4, 2022

IRADIMED CORPORATION

BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$61,999,550	$50,068,728
Accounts receivable, net	5,136,599	4,574,932
Investments	501,855	1,909,368
Inventory, net	4,299,799	3,933,987
Prepaid expenses and other current assets	1,000,716	771,666
Prepaid income taxes	3,306,438	2,477,211
Total current assets	76,244,957	63,735,892
Property and equipment, net	2,069,376	2,120,148
Intangible assets, net	1,118,584	960,885
Operating lease right-of-use asset, net	2,482,084	2,715,030
Deferred income taxes, net	765,096	1,272,672
Other assets	201,325	261,993
Total assets	$82,881,422	$71,066,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782,903	$657,054
Accrued payroll and benefits	2,814,560	1,714,782
Other accrued taxes	140,315	103,981
Warranty reserve	108,880	90,054
Deferred revenue	2,553,096	1,949,259
Current portion of operating lease liability	276,568	255,698
Other current liabilities	146,435	146,435
Total current liabilities	6,822,757	4,917,263
Deferred revenue	1,679,343	2,305,413
Operating lease liability, less current portion	2,205,516	2,459,332
Total liabilities	10,707,616	9,682,008
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,544,024 shares issued and outstanding as of December 31, 2021 and 12,308,432 shares issued and outstanding as of December 31, 2020	1,254	1,231
Additional paid-in capital	25,160,618	23,676,843
Retained earnings	46,994,922	37,669,451
Accumulated other comprehensive income	17,012	37,087
Total stockholders’ equity	72,173,806	61,384,612
Total liabilities and stockholders’ equity	$82,881,422	$71,066,620

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
Revenue	$41,814,581	$31,717,372	$38,517,141
Cost of revenue	9,764,656	8,142,962	8,816,161
Gross profit	32,049,925	23,574,410	29,700,980
Operating expenses:
General and administrative	9,771,462	12,269,079	10,451,266
Sales and marketing	10,555,738	10,158,892	9,169,590
Research and development	1,905,043	1,902,530	1,432,719
Total operating expenses	22,232,243	24,330,501	21,053,575
Income (loss) from operations	9,817,682	(756,091)	8,647,405
Other income, net	18,605	139,213	395,912
Income (loss) before provision for income taxes	9,836,287	(616,878)	9,043,317
Provision for income tax expense (benefit)	510,816	(1,985,879)	(587,642)
Net income	$9,325,471	$1,369,001	$9,630,959
Net income per share:
Basic	$0.76	$0.11	$0.85
Diluted	$0.74	$0.11	$0.78
Weighted-average shares outstanding:
Basic	12,346,173	12,123,556	11,282,214
Diluted	12,590,853	12,440,086	12,276,444

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
Net income	$9,325,471	$1,369,001	$9,630,959
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax (benefit) expense of $(11,486), $5,097 and $24,713 respectively	(6,027)	19,699	80,659
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $4,545, $4,286 and $2,671 respectively	(14,048)	(12,986)	(8,093)
Other comprehensive (loss) income	(20,075)	6,713	72,566
Comprehensive income	$9,305,396	$1,375,714	$9,703,525

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2018	10,989,111	$1,099	$15,317,335	$26,669,491	$(42,192)	$41,945,733
Net income	—	—	—	9,630,959	—	9,630,959
Other comprehensive income	—	—	—	—	72,566	72,566
Stock-based compensation	—	—	1,854,965	—	—	1,854,965
Net share settlement of restricted stock units	74,880	7	(473,150)	—	—	(473,143)
Exercise of stock options and warrants	701,884	71	2,493,244	—	—	2,493,315
Balances, December 31, 2019	11,765,875	$1,177	$19,192,394	$36,300,450	$30,374	$55,524,395
Net income	—	—	—	1,369,001	—	1,369,001
Other comprehensive income	—	—	—	—	6,713	6,713
Stock-based compensation	—	—	3,962,021	—	—	3,962,021
Net share settlement of restricted stock units	137,706	14	(1,207,632)	—	—	(1,207,618)
Exercise of stock options	404,851	40	1,730,060	—	—	1,730,100
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	9,325,471	—	9,325,471
Other comprehensive loss	—	—	—	—	(20,075)	(20,075)
Stock-based compensation	—	—	1,459,373	—	—	1,459,373
Net share settlement of restricted stock units	44,658	4	(598,821)	—	—	(598,817)
Exercise of stock options	190,934	19	623,223	—	—	623,242
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$9,325,471	$1,369,001	$9,630,959
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	13,876	27,884	31,338
Change in provision for excess and obsolete inventory	118,217	(87,178)	48,114
Depreciation and amortization	1,406,823	1,338,824	1,242,325
Disposal of property and equipment	5,544	6,496	—
Stock-based compensation	1,459,373	3,962,021	1,854,965
Deferred income taxes, net	523,607	389,932	(596,755)
Gain on maturity of investments	(18,593)	(17,272)	(10,764)
Changes in operating assets and liabilities:
Accounts receivable	(575,543)	2,690,487	(3,114,649)
Inventory	(393,316)	(282,904)	123,680
Prepaid expenses and other current assets	(1,038,047)	(1,098,908)	(487,650)
Other assets	26,557	(65,187)	(171,002)
Accounts payable	30,414	(403,567)	149,319
Accrued payroll and benefits	1,099,778	(451,427)	363,888
Other accrued taxes	36,334	(492,595)	463,576
Warranty reserve	18,826	8,293	7,237
Deferred revenue	48,062	(12,202)	700,348
Other current liabilities	—	38,014	—
Prepaid income taxes	(829,227)	(1,106,264)	(3,055)
Other	—	4,048	859
Net cash provided by operating activities	11,258,156	5,817,496	10,232,733
Investing activities:
Proceeds from maturity of investments	1,390,000	883,715	3,687,000
Purchases of property and equipment	(482,325)	(443,003)	(368,281)
Capitalized intangible assets	(259,434)	(193,743)	(117,531)
Net cash provided by investing activities	648,241	246,969	3,201,188
Financing activities:
Proceeds from stock option and warrant exercises	623,242	1,730,100	2,493,315
Taxes paid for the net share settlement of restricted stock units	(598,817)	(1,207,618)	(473,143)
Net cash provided by financing activities	24,425	522,482	2,020,172
Net increase in cash and cash equivalents	11,930,822	6,586,947	15,454,093
Cash and cash equivalents, beginning of year	50,068,728	43,481,781	28,027,688
Cash and cash equivalents, end of year	$61,999,550	$50,068,728	$43,481,781
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$970,000	$—	$12,000
Right-of-use asset recognized in exchange for new lease obligation	$27,713	$—	$3,182,724
Operating and short-term lease payments recorded within cash flow from operating activities	$490,108	$429,888	$428,176

See accompanying notes to financial statements.

iRadimed Corporation

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014. We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and MRI compatible patient vital signs monitoring systems and related accessories, disposables and services.

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

For many domestic sales, we enter into agreements with integrated delivery health systems and healthcare supply contracting companies, commonly referred to as Group Purchasing Organizations (“GPOs”).

GPO agreements enable us to sell and distribute our products to their member hospitals. Our agreements with GPOs typically include negotiated pricing for all group members established at the time of GPO contract execution. Under these agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. We do not sell to GPOs. Hospitals, group practices and other acute care facilities that are members of a GPO, purchase products directly from us under the terms of our GPO agreements.

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

Customer sale prices for our medical devices and related disposables and services are contractually fixed over the contract term. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically within 45 days after transferring control to U.S. customers. Most international distributors are required to pay a portion of the transaction price in advance and the remaining amount within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract.

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

Variable Consideration

Our sales are typically subject to 30 to 60-day customer-specified acceptance provisions primarily for purposes of ensuring products were not damaged during the shipping process. Historically, we have experienced immaterial product returns and, when experienced, we typically exchange the affected products with new products. Accordingly, variable consideration from contracts with customers is immaterial to our financial statements.

Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2021 and 2020, our allowance for doubtful accounts was $60,361 and $46,484, respectively.

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

Advertising and Marketing

For the years ended December 31, 2021, 2020 and 2019, these costs were $95,933, $6,959 and $155,983, respectively. Advertising and marketing costs are expensed as incurred and included in sales and marketing expense.

Stock-Based Compensation

Historically, we have granted three types of employee equity awards, stock options, restricted stock units and performance-based restricted stock units.

We recognize stock-based compensation expense associated with employee equity awards on a straight-line basis over the requisite service period for stock options and restricted stock units, which is generally four years for employees and two years for the board of directors. Expense related to our performance-based restricted stock units is recognized straight-line over the requisite performance period, which is three years.

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

In December 2021 and 2020, the Company granted Performance-Based Restricted Stock Units (“PSUs”) to certain employees under the Company’s Long-Term Incentive Pan (“LTIP”), which was adopted under the Company’s Amended and Restated 2014 Equity Incentive Plan. Payouts of the PSUs will be based on the Company's total shareholder return compared to a pre-defined peer group. For purposes of the LTIP, total shareholder return is calculated as the share price at the end of the performance period, which is three years, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0 percent and 200 percent, depending on the Company's performance against the peer group.

The grant date fair value of our PSUs is based on a Monte Carlo simulation, the closing price of our common stock, and other pertinent factors on the grant date. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite performance period, which is three years from the grant date.

We elect to recognize forfeitures as they occur.

We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units and PSUs.

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

Basic and Diluted Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Underwriters’ warrants, stock options restricted stock units and performance-based restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. See the Warrants portion of Note 9.

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December, 31
	2021	2020	2019
Net income	$9,325,471	$1,369,001	$9,630,959
Weighted-average shares outstanding — Basic	12,346,173	12,123,556	11,282,214
Effect of dilutive securities:
Underwriters’ warrants	—	—	55,361
Stock options	172,792	267,815	843,957
Restricted stock units	59,996	48,715	94,912
Performance-based restricted stock units	11,892	—	—
Weighted-average shares outstanding — Diluted	12,590,853	12,440,086	12,276,444
Basic net income per share	$0.76	$0.11	$0.85
Diluted net income per share	$0.74	$0.11	$0.78

Stock options and warrants to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December, 31
	2021	2020	2019
Anti-dilutive stock options and restricted stock units	4,597	42,690	25,439

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to third-party distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

We have deposited our cash and cash equivalents with various financial institutions. Our cash and cash equivalents balances exceed federally insured limits periodically throughout the year. We have not incurred any losses related to these balances.

Our medical devices require clearance from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were revoked or delayed or if we were unable to timely renew certain approvals for existing products, it would have a materially adverse impact on our business, results of operations and financial condition.

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

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted ASU 2009-12 as of January 1, 2021 and it did not have an impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements to be Implemented

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

Revenue information by geographic region is as follows:

	For the Years Ended December 31,
	2021	2020	2019
United States	$33,462,659	$24,535,443	$30,930,267
International	8,351,922	7,181,929	7,586,874
Total revenue	$41,814,581	$31,717,372	$38,517,141

Revenue information by type is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Devices:
MRI compatible IV infusion pump system	$13,289,064	$9,360,929	$18,052,406
MRI compatible patient vital signs monitoring systems	13,781,098	9,763,075	9,709,233
Total Devices revenue	27,070,162	19,124,004	27,761,639
Disposables, service and other	12,797,605	10,723,847	8,914,822
Amortization of extended warranty agreements	1,946,814	1,869,521	1,840,680
Total revenue	$41,814,581	$31,717,372	$38,517,141

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2021	2020
Advance payments from customers	$551,267	$85,590
Shipments in-transit	70,295	35,013
Extended warranty agreements	3,610,877	4,134,069
Total	$4,232,439	$4,254,672

Changes in the contract liabilities during the period are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2019	$4,301,887
Increases due to cash received from customers	2,150,737
Decreases due to recognition of revenue	(2,197,952)
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	4,421,712
Decreases due to recognition of revenue	(4,443,945)
Contract liabilities, December 31, 2021	$4,232,439

Capitalized Contract Costs

Our capitalized contract costs totaled $357,810 and 384,367 as of December 31, 2021 and 2020, respectively.

3 — Inventory, net

Inventory consists of:

	As of December 31,
	2021	2020
Raw materials	$3,777,846	$3,210,815
Work in process	191,722	207,807
Finished goods	513,782	653,038
Inventory before allowance for excess and obsolete	4,483,350	4,071,660
Allowance for excess and obsolete	(183,551)	(137,673)
Total	$4,299,799	$3,933,987

4 — Property and Equipment, net

Property and equipment consist of:

	As of December 31,
	2021	2020
Computer software and hardware	$837,826	$705,811
Furniture and fixtures	1,252,434	1,226,113
Leasehold improvements	237,086	230,351
Machinery and equipment	2,066,003	1,823,835
Tooling in-process	537,043	470,446
	4,930,392	4,456,556
Accumulated depreciation	(2,861,016)	(2,336,408)
Total	$2,069,376	$2,120,148

Depreciation and amortization expense of property and equipment was $532,275, $510,652 and $501,218 for the years ended December 31, 2021, 2020 and 2019, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2021	2020
United States	$1,855,012	$1,832,894
International	214,364	287,254
Total property and equipment, net	$2,069,376	$2,120,148

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2021	2020
Patents — in use	$372,502	$362,162
Patents — in process	111,593	69,733
Internally developed software — in use	872,218	872,253
Internally developed software — in process	468,441	261,622
Trademarks	27,697	27,247
	1,852,451	1,593,017
Accumulated amortization	(733,867)	(632,132)
Total	$1,118,584	$960,885

Amortization expense of intangible assets was $101,735, $92,945 and $89,963 for the years ended December 31, 2021, 2020 and 2019, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2022	$100,308
2023	$99,797
2024	$99,395
2025	$96,225
2026	$84,508

6 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

As of December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporations	$491,975	$9,880	$—	$501,855

As of December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporations	$1,863,382	$45,986	$—	$1,909,368

As of December 31, 2021, the scheduled maturities of our investments are as follows:

	Cost	Fair Value
Less than 1 year	$491,975	$501,855

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at December 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporations	$501,855	$—	$501,855	$—

Fair Value at December 31, 2020
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporations	$1,909,368	$—	$1,909,368	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

There were no transfers into or out of any Levels during the years ended December 31, 2021 or 2020.

8 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income relates to unrealized gains and (losses) on our investments and activity is as follows:

Unrealized Gains
(Losses) on
Available-For-Sale
Securities
Balance at December 31, 2018	$(42,192)
Gains, net	80,659
Reclassification realized in net earnings	(8,093)
Balance at December 31, 2019	$30,374
Gains, net	19,699
Reclassification realized in net earnings	(12,986)
Balance at December 31, 2020	$37,087
Losses, net	(6,027)
Reclassification realized in net earnings	(14,048)
Balance at December 31, 2021	$17,012

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan initially reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. On June 12, 2020, the shareholders approved an amendment to the 2014 Plan, which reserved an additional 1,000,000 shares of our common stock for the various equity awards mentioned above. As of December 31, 2021, there were 1,101,483 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	For the Years Ended December 31,
	2021	2020	2019

Cost of revenue	$249,227	$198,037	$256,924
General and administrative	681,557	3,309,007	1,167,161
Sales and marketing	372,046	371,819	348,603
Research and development	156,543	83,158	82,277
Total stock-based compensation expense	$1,459,373	$3,962,021	$1,854,965

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (Yrs.)	Value
Outstanding beginning of period	230,510	$4.24	3.2	$4,293,465

Options granted	—	—	—	—
Options exercised	(190,934)	3.27	—	—
Options cancelled	—	—	—	—
Options expired	—	—	—	—
Outstanding end of period	39,576	$8.92	2.8	$1,475,741
Exercisable	39,576	$8.92	2.8	$1,475,741

The total intrinsic value of options exercised during the year ended December 31, 2021, 2020 and 2019 was $7,104,183, $7,764,920 and $11,870,492, respectively.

No options were granted during the years ended December 31, 2021 and December 31, 2020. The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $11.84. We estimated the fair value of options granted during the year ended December 31, 2019 using a Black-Scholes option pricing model with the following weighted average assumptions:

Volatility	59.1%
Expected term (years)	6.3
Risk-free interest rate	1.5%
Dividend yield	0.0%

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2021:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2020	151,139	$22.76
Granted	49,995	$40.78
Vested	(58,650)	$21.36
Cancelled	(11,302)	$23.61
Unvested at December 31, 2021	131,182	$30.18

As of December 31, 2021, we had $3,621,967 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

Performance-Based Restricted Stock Units

The following table presents a summary of our Performance-Based Restricted Stock Unit (“PSU”) activity as of and for the year ended December 31, 2021:

	Performance-Based	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested at December 31, 2020	11,891	$29.53
Granted	8,956	$57.69
Vested	—	$—
Cancelled	(2,546)	$29.53
Unvested at December 31, 2021	18,301	$43.31

During the year ended December 31, 2021, the Company awarded 8,956 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

During the year ended December 31, 2020, the Company awarded 11,891 PSUs. The 9,345 remaining outstanding awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

Based on the level of achievement of the performance criteria at the end of the three years for each of the PSUs awarded, the number of shares earned can range from 0 percent to 200 percent of the remaining shares outstanding; therefore, the maximum number of shares that can be issued under these awards is twice the original remaining outstanding awards of 18,301 PSUs, or 36,602 shares.

For the year ended December 31, 2021, the grant date fair value of the PSUs was $57.69 per unit, which was calculated using a Monte-Carlo simulation model with an expected term of three years and a risk-free interest rate of 1.0%. The Monte-Carlo simulation incorporated the volatility and dividend yield for the Company and each member of the peer group individually. Peer group volatilities ranged from 38.4% to 94.0% and dividend yields ranged from 0.0% to 1.1%. The volatility and dividend yield used for the Company was 50.7% and 0.0%, respectively.

For the year ended December 31, 2020, the grant date fair value of the PSUs was $29.53 per unit, which was calculated using a Monte-Carlo simulation model with an expected term of three years and a risk-free interest rate of 0.2%. The Monte-Carlo simulation incorporated the volatility and dividend yield for the Company and each member of the peer group individually. Peer group volatilities ranged from 39.9% to 89.4% and dividend yields ranged from 0.0% to 1.23%. The volatility and dividend yield used for the Company was 51.0% and 0.0%, respectively.

As of December 31, 2021, we had $682,658 of unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

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

10 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2021	2020	2019
Interest income	$34,806	$132,185	$388,801
Realized gains on maturities of investments	18,593	17,272	10,764
Foreign currency exchange losses	(34,794)	(10,244)	(3,653)
Total other income, net	$18,605	$139,213	$395,912

11 — Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Current taxes:
U.S. federal	$—	$(2,404,511)	$(47,831)
State	14,632	19,104	58,379
Foreign	1,439	10,390	—
Total current tax expense (benefit)	16,071	(2,375,017)	10,548
Deferred taxes:
U.S. federal	399,512	547,201	(544,384)
State	95,233	(158,063)	(53,806)
Total deferred tax expense (benefit)	494,745	389,138	(598,190)
Provision for income tax expense (benefit)	$510,816	$(1,985,879)	$(587,642)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	As of December 31,
	2021	2020
Deferred income tax assets (liabilities):
Stock compensation	$208,149	$491,686
Deferred revenue	570,156	641,607
Reserves and allowances	232,967	218,866
Research and development credits carryforward	195,481	325,006
Net operating loss carryforward	215,133	263,974
Depreciation and amortization	(496,981)	(550,526)
Accrued expenses	(33,340)	(49,848)
Other, net	(126,469)	(68,093)
Total deferred income taxes, net	$765,096	$1,272,672

As of December 31, 2021 and 2020, we recorded a state net operating loss carryforward of $215,133 and $263,974, respectively. Many states follow a 20-year carryforward period for net operating losses, however, certain states have a shorter expiration period.

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
CARES Act NOL carryback	(0.2)	123.3	—
Incentive stock options	—	3.0	(17.1)
Stock compensation expense and tax windfalls upon exercises and vesting	(15.2)	197.1	(9.8)
State taxes, net of federal benefit	1.1	22.5	0.1
Permanent items	0.3	(2.5)	1.2
Provision to return adjustments	(0.8)	14.1	(1.1)
Compensation limitations	—	(70.0)	—
Foreign taxes	0.0	(1.7)	—
Foreign derived intangible income	(0.2)	—	—
Research and development credits	(0.8)	15.1	(0.8)
Effective rate	5.2%	321.9%	(6.5)%

As of December 31, 2021 and December 31, 2020, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

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

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the year ended December 31, 2021, the Company paid Susi, LLC $461,874 related to this lease. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years , resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we will exercise the remaining five-year option, resulting in a remaining lease term of 8.4 years as of December 31, 2021. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Statements of Operations is as follows:

	For the Years Ended
	December 31,
	2021	2020	2019
Cost of revenue	$209,897	$186,139	$186,139
General and administrative	213,383	184,177	184,177
Sales and marketing	11,747	10,417	10,417
Research and development	32,545	28,861	28,861
Total	$467,572	$409,594	$409,594

Lease costs for short-term leases were immaterial for the years ended December 31, 2021, 2020 and 2019.

Maturity of Operating lease liability as of December 31, 2021, is as follows:

2022	$415,294
2023	415,294
2024	415,294
2025	415,294
2026	411,020
Thereafter	989,857
Total lease payments	3,062,053
Imputed interest	(579,969)
Present value of lease liability	$2,482,084

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019.

13 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $434,904, $441,479 and $374,979, respectively, for the years ended December 31, 2021, 2020 and 2019. Employer contributions vest immediately.

14 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $5,604,456 and $3,089,103 as of December 31, 2021 and 2020, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is immaterial and have not recorded a liability for these agreements as of December 31, 2021.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. As of December 31, 2021, we accrued approximately $146 thousand related to various matters.

15 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2021, there was no preferred stock issued or outstanding.

Voting and Dividends. The holder of each share of Preferred Stock has the right to one vote for each share of Common Stock into which such Preferred Stock could then be converted. The holders of the Preferred Stock are entitled to receive dividends from legally available assets prior to any declaration or payment of dividends to the holders of Common Stock. Dividends on each share of Preferred Stock are initially at $0.06429 per year payable when and as declared by the Board and are non-cumulative. After payment of such dividends, any additional dividends or distributions are distributed among all holders of Common Stock and Preferred Stock in proportion to the number of shares of Common Stock that would be held by each holder if all shares of Preferred Stock were converted to Common Stock at the then effective conversion rate. To date, no dividends have been declared.

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

Voting and Dividends. Each outstanding share of Common Stock shall entitle the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote except for matters related to potential amendments to our Certificate of Incorporation or matters that solely relate to the terms of one or more outstanding series of our Preferred Stock. Holders of our Common Stock are entitled to receive, when, as and if declared by the Board, dividends pro rata based on the number of shares of Common Stock held. These dividend rights are junior to those of the holders of Preferred Stock.

Liquidation. Liquidation preference to the holders of Common Stock is junior to that of the holders of Preferred Stock.

Redemption. The Common Stock is not redeemable.

16 — Subsequent Event

On February 7, 2022, the Board of Directors declared a special cash dividend of $1.00 per share on the Company’s common stock. On February 24, 2022, we paid $12,559,127 to shareholders of record at the close of business on February 17, 2022.