Form 10-Q
period 2022-03-31
IRADIMED CORP
filed 2022-05-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The registrant had 12,560,767 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2022.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	market and economic uncertainty caused by the COVID-19 outbreak;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, climate change, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;

●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption "Risk Factors" contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements, except as required by Federal Securities laws.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,446,484	$61,999,550
Investments	500,090	501,855
Accounts receivable, net of allowance for doubtful accounts of $64,579 as of March 31, 2022 and $60,361 as of December 31, 2021	6,513,061	5,136,599
Inventory, net	4,345,042	4,299,799
Prepaid expenses and other current assets	1,020,398	1,000,716
Prepaid income taxes	2,689,237	3,306,438
Total current assets	65,514,312	76,244,957
Property and equipment, net	2,149,754	2,069,376
Intangible assets, net	1,334,670	1,118,584
Operating lease right-of-use asset, net	2,414,472	2,482,084
Deferred income taxes, net	808,019	765,096
Other assets	172,272	201,325
Total assets	$72,393,499	$82,881,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136,651	$782,903
Accrued payroll and benefits	1,877,475	2,814,560
Other accrued taxes	122,461	140,315
Warranty reserve	106,733	108,880
Deferred revenue	2,586,776	2,553,096
Current portion of operating lease liability	280,698	276,568
Other current liabilities	138,441	146,435
Total current liabilities	6,249,235	6,822,757
Deferred revenue	1,462,055	1,679,343
Operating lease liability, less current portion	2,133,774	2,205,516
Total liabilities	9,845,064	10,707,616
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,560,469 shares issued and outstanding as of March 31, 2022 and 12,544,024 shares issued and outstanding as of December 31, 2021	1,256	1,254
Additional paid-in capital	25,618,544	25,160,618
Retained earnings	36,922,508	46,994,922
Accumulated other comprehensive income	6,127	17,012
Total stockholders’ equity	62,548,435	72,173,806
Total liabilities and stockholders’ equity	$72,393,499	$82,881,422

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue	$12,310,710	$9,223,996
Cost of revenue	2,931,186	2,161,680
Gross profit	9,379,524	7,062,316
Operating expenses:
General and administrative	2,715,950	2,430,369
Sales and marketing	3,069,556	2,379,124
Research and development	519,095	475,817
Total operating expenses	6,304,601	5,285,310
Income from operations	3,074,923	1,777,006
Other expense, net	14,915	5,663
Income before provision for income taxes	3,060,008	1,771,343
Provision for income tax expense	573,295	384,494
Net income	$2,486,713	$1,386,849
Net income per share:
Basic	$0.20	$0.11
Diluted	$0.20	$0.11
Weighted average shares outstanding:
Basic	12,552,817	12,310,577
Diluted	12,655,518	12,521,279

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$2,486,713	$1,386,849
Other comprehensive loss:
Change in fair value of available-for-sale securities, net of tax benefit of $3,532 and $1,559, respectively	(10,885)	(4,869)
Other comprehensive loss	(10,885)	(4,869)
Comprehensive income	$2,475,828	$1,381,980

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid ($1.00 per share)	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$2,486,713	$1,386,849
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	4,219	1,728
Change in provision for excess and obsolete inventory	12,254	(1,992)
Depreciation and amortization	433,925	331,794
Gain on disposal of property and equipment	(4,894)	—
Stock-based compensation	453,360	347,741
Deferred income taxes, net	(52,043)	288,895
Changes in operating assets and liabilities:
Accounts receivable	(1,380,681)	9,032
Inventory	82,909	(668,361)
Prepaid expenses and other current assets	(369,791)	(560,508)
Other assets	39,481	32,059
Accounts payable	186,340	(75,805)
Accrued payroll and benefits	(937,085)	(482,099)
Other accrued taxes	(17,854)	(26,388)
Warranty reserve	(2,147)	6,394
Deferred revenue	(117,726)	250,359
Other current liabilities	(7,994)	—
Prepaid income taxes	617,201	103,383
Net cash provided by operating activities	1,426,187	943,081
Investing activities:
Purchases of property and equipment	(183,352)	(132,318)
Capitalized intangible assets	(241,342)	(41,615)
Net cash used in investing activities	(424,694)	(173,933)
Financing activities:
Dividends paid	(12,559,127)	—
Proceeds from exercises of stock options	71,948	2,460
Taxes paid related to the net share settlement of equity awards	(67,380)	(38,707)
Net cash used in financing activities	(12,554,559)	(36,247)
Net (decrease) increase in cash and cash equivalents	(11,553,066)	732,901
Cash and cash equivalents, beginning of period	61,999,550	50,068,728
Cash and cash equivalents, end of period	$50,446,484	$50,801,629
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,137	$5,195
Operating and short-term lease payments recorded within cash flow provided by operating activities	$128,083	$118,067

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying interim condensed financial statements should be read with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

COVID-19 Considerations

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally. From the beginning of this global health crisis, our priority has been the safety and well-being of our employees and continuing to supply our customers with access to our therapeutic and diagnostic device solutions. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, intangible assets, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer, supplier and hospital behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

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

Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
United States	$9,979,340	$7,272,830
International	2,331,370	1,951,166
Total revenue	$12,310,710	$9,223,996

Revenue information by type is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
Devices:
MRI compatible IV infusion pump system	$3,281,939	$3,503,347
MRI compatible patient vital signs monitoring systems	5,194,751	2,603,830
Total Devices revenue	8,476,690	6,107,177
Disposables, services and other	3,318,902	2,635,466
Amortization of extended warranty agreements	515,118	481,353
Total revenue	$12,310,710	$9,223,996

Contract Liabilities

Our contract liabilities consist of:

	March 31,	December 31,
	2022	2021
	(unaudited)
Advance payments from customers	$665,721	$551,267
Shipments in-transit	65,882	70,295
Extended warranty agreements	3,317,228	3,610,877
Total	$4,048,831	$4,232,439

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	1,065,095
Decreases due to recognition of revenue	(1,248,703)
Contract liabilities, March 31, 2022	$4,048,831

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	681,433
Decreases due to recognition of revenue	(649,174)
Contract liabilities, March 31, 2021	$4,286,931

Capitalized Contract Costs

Our capitalized contract costs totaled $318,329 and $357,810 as of March 31, 2022 and December 31, 2021, respectively.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Net income	$2,486,713	$1,386,849
Weighted-average shares outstanding — Basic	12,552,817	12,310,577
Effect of dilutive securities:
Stock options	26,293	189,933
Restricted stock units	53,864	20,769
Performance-based restricted stock units	22,544	—
Weighted-average shares outstanding — Diluted	12,655,518	12,521,279
Basic net income per share	$0.20	$0.11
Diluted net income per share	$0.20	$0.11

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
Anti-dilutive stock options and restricted stock units	593	4,902

4 — Inventory, net

Inventory consists of:

	March 31,	December 31,
	2022	2021
	(unaudited)
Raw materials	$3,715,070	$3,777,846
Work in process	383,947	191,722
Finished goods	441,829	513,782
Inventory before allowance for excess and obsolete	4,540,846	4,483,350
Allowance for excess and obsolete	(195,804)	(183,551)
Total	$4,345,042	$4,299,799

5 — Property and Equipment, net

Property and equipment consist of:

	March 31,	December 31,
	2022	2021
	(unaudited)
Computer software and hardware	$903,144	$837,826
Furniture and fixtures	1,329,308	1,252,434
Leasehold improvements	240,016	237,086
Machinery and equipment	2,071,503	2,066,003
Tooling in-process	601,669	537,043
	5,145,640	4,930,392
Accumulated depreciation	(2,995,886)	(2,861,016)
Total	$2,149,754	$2,069,376

Depreciation expense of property and equipment was $134,870 and $127,139 for the three months ended March 31, 2022 and 2021, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31,	December 31,
	2022	2021
	(unaudited)
United States	$1,957,027	$1,855,012
International	192,727	214,364
Total property and equipment, net	$2,149,754	$2,069,376

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	March 31,	December 31,
	2022	2021
	(unaudited)
Patents — in use	$372,502	$372,502
Patents — in process	115,139	111,593
Internally developed software — in use	872,218	872,218
Internally developed software — in process	706,237	468,441
Trademarks	27,697	27,697
	2,093,793	1,852,451
Accumulated amortization	(759,123)	(733,867)
Total	$1,334,670	$1,118,584

Amortization expense of intangible assets was $25,256 and $26,118 for the three months ended March 31, 2022 and 2021, respectively.

Expected annual amortization expense for the remaining portion of 2022 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months ending December 31, 2022	$75,052
2023	$99,797
2024	$99,395
2025	$96,225
2026	$84,508
2027	$10,796

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$491,975	$8,115	$—	$500,090

December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$491,975	$9,880	$—	$501,855

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at March 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$500,090	$—	$500,090	$—

Fair Value at December 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$501,855	$—	$501,855	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2022 and 2021 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2021	$17,012
Losses on available-for-sale securities, net	(10,885)
Balance at March 31, 2022	$6,127

Balance at December 31, 2020	$37,087
Losses on available-for-sale securities, net	(4,869)
Balance at March 31, 2021	$32,218

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
Cost of revenue	$79,425	$54,211
General and administrative	196,769	180,204
Sales and marketing	137,422	81,935
Research and development	39,744	31,391
Total	$453,360	$347,741

As of March 31, 2022, we had $3,270,056 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2022, we had $617,609 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary of our stock-based compensation activity for the three months ended March 31, 2022 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	39,576	131,182	18,301
Awards granted	—	1,099	—
Awards exercised/vested	(12,566)	(5,480)	—
Awards canceled	—	(517)	—
Outstanding end of period	27,010	126,284	18,301

11 — Income Taxes

For the three months ended March 31, 2022, we recorded a provision for income tax expense of $573,295. Our effective tax rate was 18.7 percent and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense.

For the three months ended March 31, 2021, we recorded a provision for income tax expense of $384,494. Our effective tax rate was 21.7 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of March 31, 2022, and December 31, 2021, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the year ended December 31, 2021, the Company paid Susi, LLC $461,874 related to this lease. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 7.2 years as of March 31, 2022. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2022	2021

Cost of revenue	$53,854	$51,095
General and administrative	54,710	50,556
Sales and marketing	3,014	2,859
Research and development	8,350	7,922
Total	$119,928	$112,432

Lease costs for short-term leases were immaterial for the three months ended March 31, 2022 and 2021.

Maturity of our operating lease liability as of March 31, 2022 is as follows:

Nine months ending December 31, 2022	$311,470
2023	415,294
2024	415,294
2025	415,294
2026	411,008
Thereafter	989,856
Total lease payments	2,958,216
Imputed interest	(543,744)
Present value of lease liability	$2,414,472

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $5,532,627 and $5,604,456 as of March 31, 2022 and December 31, 2021, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. As of March 31, 2022 and December 31, 2021, we accrued approximately $138,000 and $146,000, respectively, related to various matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 and the cautionary information regarding forward-looking statements at the beginning of this Quarterly Report.

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

Financial Highlights

For the first quarter ended March 31, 2022, our revenue increased $3.1 million, or 33.5 percent, to $12.3 million, compared to $9.2 million for the first quarter last year. Income before the provision for income taxes was $3.1 million for the first quarter 2022, compared to $1.8 million for the first quarter last year. Net income was $2.5 million, or $0.20 per diluted share in the first quarter ended March 31, 2022, compared to $1.4 million, or $0.11 per share in the first quarter last year.

For the remainder of 2022, we expect higher revenue when compared to the same period in 2021 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2021 primarily due to higher sales and marketing, and general and administrative expenses.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

●	Revenue recognition;
●	Accounts receivable and allowance for doubtful accounts;
●	Inventory carried at the lower of cost or net realizable value;
●	Product warranties;
●	Stock-based compensation; and
●	Income taxes.

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2022.

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

	Percent of Revenue
	Three Months
	Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	23.8	23.4
Gross profit	76.2	76.6
Operating expenses:
General and administrative	22.1	26.3
Sales and marketing	24.9	25.8
Research and development	4.2	5.2
Total operating expenses	51.2	57.3
Income from operations	25.0	19.3
Other expense, net	(0.1)	(0.1)
Income before provision for income taxes	24.9	19.2
Provision for income tax expense	4.7	4.2
Net income	20.2%	15.0%

Three Months Ended March 31, 2022 and 2021

Revenue by Geographic Region

	Three Months Ended
	March 31,
	2022	2021	Change
United States	$9,979,340	$7,272,830	37.2%
International	2,331,370	1,951,166	19.5%
Total revenue	$12,310,710	$9,223,996	33.5%

Revenue by Type

	Three Months Ended
	March 31,
	2022	2021	Change

Devices:
MRI compatible IV infusion pump system	$3,281,939	$3,503,347	(6.3)%
MRI compatible patient vital signs monitoring systems	5,194,751	2,603,830	99.5%
Total Devices revenue	8,476,690	6,107,177	38.8%
Disposables, services and other	3,318,902	2,635,466	25.9%
Amortization of extended maintenance contracts	515,118	481,353	7.0%
Total revenue	$12,310,710	$9,223,996	33.5%

For the three months ended March 31, 2022, revenue increased $3.1 million, or 33.5 percent, to $12.3 million from $9.2 million for the same period in 2021.

Revenue from sales in the U.S. increased $2.7 million, or 37.2 percent, to $10.0 million for the first quarter 2022, from $7.3 million for the first quarter 2021. Revenue from sales internationally increased $0.3 million, or 19.5 percent, to $2.3 million for the first quarter 2022, from $2.0 million for the first quarter 2021. Domestic sales accounted for 81.1 percent of revenue for the first quarter 2022, compared to 78.8 percent for the first quarter 2021.

Revenue from sales of devices increased $2.4 million, or 38.8 percent, to $8.5 million for the three months ended March 31, 2022, from $6.1 million for the same period in 2021.

The average selling price of our MRI compatible IV infusion pump system during the three months ended March 31, 2022 was approximately $33,800, compared to approximately $32,700 for the same period in 2021. The increase in ASP is the result of higher domestic unit sales, partially offset by an unfavorable product sales mix when compared to the same period in 2021.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended March 31, 2022 was approximately $46,800, compared to approximately $38,300 for the same period in 2021. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2021, and price increases we began implementing during the second half of 2021.

Revenue from sales of our disposables, service and other increased $0.7 million, or 25.9 percent, to $3.3 million for the three months ended March 31, 2022, from $2.6 million for the same period in 2021. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended March 31, 2022 and 2021.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2022	2021
Revenue	$12,310,710	$9,223,996
Cost of revenue	2,931,186	2,161,680
Gross profit	$9,379,524	$7,062,316
Gross profit percentage	76.2%	76.6%

For the three months ended March 31, 2022, cost of revenue increased $0.8 million, or 35.6 percent, to $2.9 million from $2.2 million for the same period last year. Gross profit increased $2.3 million, or 32.8 percent, to $9.4 million for the first quarter 2022 from $7.1 million for the same period in 2021. Gross profit margin was 76.2 percent for first quarter 2022, compared to 76.6 percent for the first quarter 2021. The decrease in gross profit margin is primarily due to unfavorable labor and overhead expenses, partially offset by a favorable geographic sales mix.

Operating Expenses

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$2,715,950	$2,430,369
Percentage of revenue	22.1%	26.3%
Sales and marketing	$3,069,556	$2,379,124
Percentage of revenue	24.9%	25.8%
Research and development	$519,095	$475,817
Percentage of revenue	4.2%	5.2%

General and Administrative

For the three months ended March 31, 2022, general and administrative expense increased $0.3 million, or 11.8 percent, to $2.7 million from $2.4 million for the same period last year. This increase is primarily due to higher payroll and benefits expenses, and legal and professional expenses.

Sales and Marketing

For the three months ended March 31, 2022, sales and marketing expense increased $0.7 million, 29.0 percent, to $3.1 million from $2.4 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended March 31, 2022, research and development expense was consistent at $0.5 million. This is primarily due to higher prototype expenses, offset by lower employee recruiting expenses.

Other Expense, Net

Other expense, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2022, we reported other expense of approximately $15,000, compared to expense of approximately $6,000 for the three months ended March 31, 2021. There were no significant changes in these accounts during the three months ended March 31, 2022, compared to the same quarter last year.

Income Taxes

For the three months ended March 31, 2022, we recorded a provision for income tax expense of $573,295. Our effective tax rate was 18.7 percent and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense. For the full year 2022, we expect an effective tax rate of approximately 23 percent.

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

As of March 31, 2022, we had cash and investments of $50.4 million, stockholders’ equity of $62.5 million, and working capital of $59.3 million. During the quarter ended March 31, 2022, we paid a special dividend of $12.6 million to our shareholders. As of December 31, 2021, we had cash and investments of $62.5 million, stockholders’ equity of $72.2 million, and working capital of $69.4 million.

We believe that our current cash, investments and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$1,426,187	$943,081
Net cash used in investing activities	(424,694)	(173,933)
Net cash used in financing activities	(12,554,559)	(36,247)

Cash provided by operating activities increased $0.5 million, to $1.4 million for the three months ended March 31, 2022, compared to $0.9 million for the same period in 2021. During the three months ended March 31, 2022, cash provided by operations was positively impacted by net income and negatively impacted by cash outflows from accrued payroll and benefits, and prepaid expenses.

Cash used in investing activities was $(0.4) million for the three months ended March 31, 2022, compared to $(0.2) million for the same period in 2021. During the three months ended March 31, 2022, cash used in investing activities was impacted by capital expenditures and capitalized intangible assets.

Cash used in financing activities was $(12.6) million for the three months ended March 31, 2022, compared to approximately $(0.0) million for the same period in 2021. This is primarily due to dividends paid and the net share settlement of restricted stock units, partially offset by proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2022 and 2021.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase.

As of March 31, 2022, we had $0.5 million in corporate bonds, all of which are maturing in less than 1 year. These corporate bonds have fixed interest rates and semi-annual interest payment dates. If market interest rates were to change by 100 basis points from levels at March 31, 2022, we expect the corresponding change in fair value of our investments would be immaterial. This is based on sensitivity analyses performed on our financial position as of March 31, 2022. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial and Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our Chief Executive Officer and Controller and Interim Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise, and believes that the resolution of any such matters currently known will not have a material effect on our results of operations or financial position.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as in other documents we file with the SEC. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

IRADIMED CORPORATION

Dated: May 6, 2022	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ Matt Garner
	By:	Matt Garner
	Its:	Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)