Form 10-Q
period 2022-06-30
IRADIMED CORP
filed 2022-08-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” as defined in Rule 12b-2 of the Exchange Act.

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

The registrant had 12,565,110 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2022.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	market and economic uncertainty caused by any or all public health concerns such as pandemics;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, climate change, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;

●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,157,539	$61,999,550
Investments	—	501,855
Accounts receivable, net of allowance for doubtful accounts of $79,102 as of June 30, 2022 and $60,361 as of December 31, 2021	8,382,238	5,136,599
Inventory, net	4,857,181	4,299,799
Prepaid expenses and other current assets	802,466	1,000,716
Prepaid income taxes	2,295,548	3,306,438
Total current assets	68,494,972	76,244,957
Property and equipment, net	2,235,636	2,069,376
Intangible assets, net	1,543,132	1,118,584
Operating lease right-of-use asset, net	2,345,851	2,482,084
Deferred income taxes, net	902,912	765,096
Other assets	201,334	201,325
Total assets	$75,723,837	$82,881,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822,118	$782,903
Accrued payroll and benefits	2,269,167	2,814,560
Other accrued taxes	235,370	140,315
Warranty reserve	100,769	108,880
Deferred revenue	2,287,144	2,553,096
Current portion of operating lease liability	284,891	276,568
Other current liabilities	138,441	146,435
Total current liabilities	6,137,900	6,822,757
Deferred revenue	1,626,339	1,679,343
Operating lease liability, less current portion	2,060,960	2,205,516
Total liabilities	9,825,200	10,707,616
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,561,025 shares issued and outstanding as of June 30, 2022 and 12,544,024 shares issued and outstanding as of December 31, 2021	1,256	1,254
Additional paid-in capital	25,733,821	25,160,618
Retained earnings	40,163,560	46,994,922
Accumulated other comprehensive income	—	17,012
Total stockholders’ equity	65,898,637	72,173,806
Total liabilities and stockholders’ equity	$75,723,837	$82,881,422

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419
Cost of revenue	2,581,806	2,478,122	5,512,992	4,639,802
Gross profit	10,139,763	7,332,301	19,519,287	14,394,617
Operating expenses:
General and administrative	2,402,795	2,564,619	5,118,746	4,994,988
Sales and marketing	2,907,788	2,469,777	5,977,344	4,848,901
Research and development	662,599	453,679	1,181,694	929,496
Total operating expenses	5,973,182	5,488,075	12,277,784	10,773,385
Income from operations	4,166,581	1,844,226	7,241,504	3,621,232
Other income (loss), net	13,102	13,195	(1,812)	7,532
Income before provision for income taxes	4,179,683	1,857,421	7,239,692	3,628,764
Provision for income tax expense	938,631	387,727	1,511,926	772,221
Net income	$3,241,052	$1,469,694	$5,727,766	$2,856,543
Net income per share:
Basic	$0.26	$0.12	$0.46	$0.23
Diluted	$0.26	$0.12	$0.45	$0.23
Weighted average shares outstanding:
Basic	12,560,812	12,313,563	12,556,837	12,312,078
Diluted	12,632,755	12,554,828	12,641,424	12,539,483

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$3,241,052	$1,469,694	$5,727,766	$2,856,543
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $(22) and $(5,772) for the three months ended June 30, 2022 and 2021, respectively, and $9,098 and $(7,331) for the six months ended June 30, 2022 and 2021, respectively	(68)	1,790	(10,953)	(3,079)
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $1,966 and $3,176 for the three months ended June 30, 2022 and 2021, respectively, and $1,966 and $3,176 for the six months ended June 30, 2022 and 2021, respectively	(6,059)	(9,829)	(6,059)	(9,829)
Other comprehensive (loss)	(6,127)	(8,039)	(17,012)	(12,908)
Comprehensive income	$3,234,925	$1,461,655	$5,710,754	$2,843,635

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435
Net income	—	—	—	3,241,052	—	3,241,052
Other comprehensive loss	—	—	—	—	(6,127)	(6,127)
Stock-based compensation expense	—	—	121,003	—	—	121,003
Net share settlement of restricted stock units	556	—	(5,726)	—	—	(5,726)
Balances, June 30, 2022	12,561,025	$1,256	$25,733,821	$40,163,560	$—	$65,898,637

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086
Net income	—	—	—	1,469,694	—	1,469,694
Other comprehensive loss	—	—	—	—	(8,039)	(8,039)
Stock-based compensation expense	—	—	358,012	—	—	358,012
Net share settlement of restricted stock units	2,727	1	(15,875)	—	—	(15,874)
Exercise of stock options	2,125	—	20,235	—	—	20,235
Balances, June 30, 2021	12,317,036	$1,232	$24,350,709	$40,525,994	$24,179	$64,902,114

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$5,727,766	$2,856,543
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	21,370	(879)
Change in provision for excess and obsolete inventory	19,824	52,978
Depreciation and amortization	928,101	680,091
Gain on disposal of property and equipment	(4,894)	705,753
Stock-based compensation	574,363	290,183
Deferred income taxes, net	(144,948)	(13,005)
Loss on maturities of investments	(8,025)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,295,542)	691,107
Inventory	(587,502)	(493,488)
Prepaid expenses and other current assets	(451,276)	(1,473,503)
Other assets	10,419	30,425
Accounts payable	(15,622)	(79,060)
Accrued payroll and benefits	(545,393)	295,292
Other accrued taxes	95,055	18,471
Warranty reserve	(8,111)	18,474
Deferred revenue	(253,074)	1,402,978
Other current liabilities	(7,995)	—
Prepaid income taxes	1,010,890	(468,588)
Net cash provided by operating activities	3,065,406	4,513,772
Investing activities:
Proceeds from maturities of investments	500,000	950,000
Purchases of property and equipment	(371,935)	(240,543)
Capitalized intangible assets	(475,198)	(100,410)
Net cash (used in) provided by investing activities	(347,133)	609,047
Financing activities:
Dividends paid	(12,559,127)	—
Proceeds from exercises of stock options	71,949	22,695
Taxes paid related to the net share settlement of equity awards	(73,106)	(54,581)
Net cash used in financing activities	(12,560,284)	(31,886)
Net (decrease) increase in cash and cash equivalents	(9,842,011)	5,090,933
Cash and cash equivalents, beginning of period	61,999,550	50,068,728
Cash and cash equivalents, end of period	$52,157,539	$55,159,661
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$757,137	$963,722
ROU asset recognized in exchange for new lease obligation	—	27,713
Operating and short-term lease payments recorded within cash flow provided by operating activities	$257,117	$238,982

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and other interim perdiods, or future year or period.

The accompanying interim condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

We operate in one reportable segment which is the development, manufacture and sale of Magnetic Resonance Imaging (“MRI”) compatible medical devices, related accessories, disposables and service for use primarily by hospitals and acute care facilities during MRI procedures.

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to third-party distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

We have deposited our cash and cash equivalents with various financial institutions. Our cash and cash equivalents balances exceed federally insured limits regularly throughout the year. We have not incurred any losses related to these balances.

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

COVID-19 Considerations

The worldwide COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally. From the beginning of this global health crisis, our priority has been the safety and well-being of our employees and continuing to supply our customers with access to our therapeutic and diagnostic device solutions. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, intangible assets, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer, supplier and hospital behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
United States	$10,816,691	$8,043,156	$20,796,032	$15,315,986
International	1,904,878	1,767,267	4,236,248	3,718,433
Total revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,853,016	$2,456,767	$7,134,955	$5,960,114
MRI Compatible Patient Vital Signs Monitoring Systems	4,921,619	3,377,719	10,116,370	5,981,549
Total Devices revenue	8,774,635	5,834,486	17,251,325	11,941,663
Disposables, services and other	3,430,005	3,490,969	6,748,907	6,126,435
Amortization of extended warranty agreements	516,929	484,968	1,032,047	966,321
Total revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2022	2021
	(unaudited)
Advance payments from customers	$451,346	$551,267
Shipments in-transit	37,348	70,295
Extended warranty agreements	3,424,788	3,610,877
Total	$3,913,482	$4,232,439

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	1,969,841
Decreases due to recognition of revenue	(2,288,798)
Contract liabilities, June 30, 2022	$3,913,482

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	2,426,575
Decreases due to recognition of revenue	(1,673,484)
Contract liabilities, June 30, 2021	$5,007,763

Capitalized Contract Costs

Our capitalized contract costs totaled $347,391 and $357,810 as of June 30, 2022 and December 31, 2021, respectively.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net income	$3,241,052	$1,469,694	$5,727,766	$2,856,543
Weighted-average shares outstanding — Basic	12,560,812	12,313,563	12,556,837	12,312,078
Effect of dilutive securities:
Stock options	19,168	194,419	22,784	192,347
Restricted stock units	52,775	46,846	61,803	35,058
Weighted-average shares outstanding — Diluted	12,632,755	12,554,828	12,641,424	12,539,483
Basic net income per share	$0.26	$0.12	$0.46	$0.23
Diluted net income per share	$0.26	$0.12	$0.45	$0.23

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	30,728	1,500	25,197	1,635

4 — Inventory, net

Inventory consists of:

	June 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$4,019,961	$3,777,846
Work in process	334,261	191,722
Finished goods	706,333	513,782
Inventory before allowance for excess and obsolete	5,060,555	4,483,350
Allowance for excess and obsolete	(203,374)	(183,551)
Total	$4,857,181	$4,299,799

5 — Property and Equipment, net

Property and equipment consist of:

	June 30,	December 31,
	2022	2021
	(unaudited)
Computer software and hardware	$971,049	$837,826
Furniture and fixtures	1,483,259	1,252,434
Leasehold improvements	255,586	237,086
Machinery and equipment	2,079,385	2,066,003
Tooling in-process	583,075	537,043
	5,372,354	4,930,392
Accumulated depreciation	(3,136,718)	(2,861,016)
Total	$2,235,636	$2,069,376

Depreciation expense of property and equipment was $142,710 and $137,598 for the three months ended June 30, 2022 and 2021, respectively, and $277,581 and $264,737 for the six months ended June 30, 2022 and 2021, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2022	2021
	(unaudited)
United States	$2,064,235	$1,855,012
International	171,401	214,364
Total property and equipment, net	$2,235,636	$2,069,376

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2022	2021
	(unaudited)
Patents — in use	$392,037	$372,502
Patents — in process	95,756	111,593
Internally developed software — in use	872,218	872,218
Internally developed software — in process	939,939	468,441
Trademarks	27,697	27,697
	2,327,647	1,852,451
Accumulated amortization	(784,515)	(733,867)
Total	$1,543,132	$1,118,584

Amortization expense of intangible assets was $25,393 and $25,104 for the three months ended June 30, 2022 and 2021, respectively, and $50,649 and $51,222 for the six months ended June 30, 2022 and 2021, respectively.

Expected annual amortization expense for the remaining portion of 2022 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31, 2022	$50,473
2023	$100,946
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

June 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$—	$—	$—	$—

December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$491,975	$9,880	$—	$501,855

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at June 30, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$—	$—	$—	$—

Fair Value at December 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$501,855	$—	$501,855	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2022 and 2021 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at March 31, 2022	$6,127
Loss on available-for-sale securities, net	(68)
Reclassification realized in net earnings	(6,059)
Balance at June 30, 2022	$—

Balance at March 31, 2021	$32,218
Gains on available-for-sale securities, net	1,790
Reclassification realized in net earnings	(9,829)
Balance at June 30, 2021	$24,179

The components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2022 and 2021 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2021	$17,012
Loss on available-for-sale securities, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at June 30, 2022	$—

Balance at December 31, 2020	$37,087
Loss on available-for-sale securities, net	(3,079)
Reclassification realized in net earnings	(9,829)
Balance at June 30, 2021	$24,179

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Cost of revenue	$7,955	$54,937	$87,379	$109,148
General and administrative	10,604	180,854	207,374	361,058
Sales and marketing	62,253	91,360	199,675	173,295
Research and development	40,191	30,861	79,935	62,252
Total	$121,003	$358,012	$574,363	$705,753

As of June 30, 2022, we had $3,131,684 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.79 years. As of June 30, 2022, we had $285,667 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.23 years.

On May 26, 2022, the Company announced the appointment of John Glenn as Chief Financial Officer and entered into an employment agreement on May 21, 2022. Pursuant to his employment agreement, Mr. Glenn was awarded a grant of restricted stock units totaling $750,000 in value using the Company’s closing stock price on the day preceeding his hire date.

The following table presents a summary of our stock-based compensation activity for the six months ended June 30, 2022 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	39,576	131,182	18,301
Awards granted	—	26,019	—
Awards exercised/vested	(12,566)	(6,199)	—
Awards canceled/ forfeited	—	(25,927)	(9,236)
Outstanding end of period	27,010	125,075	9,065

11 — Income Taxes

For the three and six months ended June 30, 2022, we recorded a provision for income tax expense of $938,631 and $1,511,926, respectively. Our effective tax rate was 22.5 percent and 20.9 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of June 30, 2022, and December 31, 2021, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the six months ended June 30, 2022 and 2021, the Company paid Susi, LLC $237,008 and $224,866 respectively. For the year ended December 31, 2021, the Company paid Susi, LLC $461,874 related to this lease. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 6.9 years as of June 30, 2022. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Cost of revenue	$53,854	$51,094	$107,708	$102,189
General and administrative	54,710	53,406	109,420	103,962
Sales and marketing	3,014	2,860	6,028	5,719
Research and development	8,350	7,923	16,700	15,845
Total	$119,928	$115,283	$239,856	$227,715

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2022 and 2021.

Maturity of our operating lease liability as of June 30, 2022 is as follows:

Six months ending December 31, 2022	$207,647
2023	415,294
2024	415,294
2025	415,294
2026	411,008
Thereafter	989,856
Total lease payments	2,854,393
Imputed interest	(508,543)
Present value of lease liability	$2,345,850

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $5,830,150 and $5,604,456 as of June 30, 2022 and December 31, 2021, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. As of June 30, 2022 and December 31, 2021, we accrued approximately $138,000 and $146,000, respectively, related to various matters.

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

Our Business

We develop, manufacture, market and distribute MRI compatible medical devices and accessories, disposables and services relating to them.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2021, our direct U.S. sales force consisted of 21 field sales representatives, 3 regional sales directors and supplemented by 4 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products. As of June 30, 2022 our direct U.S. sales force consisted of 22 field sales representatives, 3 regional sales directors and supplemented by 4 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration. We also enter into agreements with integrated delivery health systems and healthcare supply contracting companies in the U.S. Our agreements with healthcare supply contracting companies enable us to sell and distribute our products and services to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals.

Financial Highlights

For the second quarter ended June 30, 2022, our revenue increased $2.9 million, or 29.7 percent, to $12.7 million, compared to $9.8 million for the second quarter last year. Income before the provision for income taxes was $4.2 million for the second quarter

2022, compared to $1.9 million for the second quarter last year. Net income was $3.2 million, or $0.26 per diluted share in the second quarter ended June 30, 2022, compared to $1.5 million, or $0.12 per share in the second quarter last year.

For the remainder of 2022, we expect higher revenue when compared to the same period in 2021 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2021 primarily due to higher sales and marketing, and general and administrative expenses.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe revenue recognition, accounts receivable, allowance for doubtful accounts, inventory valuation, product warranties, stock compensation, and income taxes are critical accounting policies requiring the use of significant estimates, assumptions, and judgments.

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and six months ended June 30, 2022.

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

	Percent of Revenue		Percent of Revenue
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	20.3	25.3	22.0	24.4
Gross profit	79.7	74.7	78.0	75.6
Operating expenses:
General and administrative	18.9	26.1	20.4	26.2
Sales and marketing	22.9	25.2	23.9	25.5
Research and development	5.2	4.6	4.7	4.9
Total operating expenses	47.0	55.9	49.0	56.6
Income from operations	32.8	18.8	28.9	19.0
Other income, net	0.1	0.1	0.0	0.0
Income before provision for income taxes	32.9	18.9	28.9	19.1
Provision for income tax expense	7.4	4.0	6.0	4.1
Net income	25.5%	15.0%	22.9%	15.0%

Three and Six Months Ended June 30, 2022 and 2021

Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$10,816,691	$8,043,156	$20,796,032	$15,315,986
International	1,904,878	1,767,267	4,236,248	3,718,433
Total revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419

Revenue by Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Devices:
MRI Compatible IV Infusion Pump Systems	$3,853,016	$2,456,767	$7,134,955	$5,960,114
MRI Compatible Patient Vital Signs Monitoring Systems	4,921,619	3,377,719	10,116,370	5,981,549
Total Devices revenue	8,774,635	5,834,486	17,251,325	11,941,663
Disposables, services and other	3,430,005	3,490,969	6,748,907	6,126,435
Amortization of extended warranty agreements	516,929	484,968	1,032,047	966,321
Total revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419

For the three months ended June 30, 2022, revenue increased $2.9 million, or 29.7 percent, to $12.7 million from $9.8 million for the same period in 2021.

Revenue from sales in the U.S. increased $2.8 million, or 34.5 percent, to $10.8 million for the second quarter 2022, from $8.0 million for the second quarter 2021. Revenue from sales internationally increased $0.1 million, or 7.8 percent, to $1.9 million for the second quarter 2022, from $1.8 million for the second quarter 2021. Domestic sales accounted for 85.0 percent of revenue for the second quarter 2022, compared to 82.0 percent for the second quarter 2021.

Revenue from sales of devices increased $3.0 million, or 50.4 percent, to $8.8 million for the three months ended June 30, 2022, from $5.8 million for the same period in 2021.

The average selling price (ASP) of our MRI compatible IV infusion pump system during the three months ended June 30, 2022 was approximately $37,400, compared to approximately $41,600 for the same period in 2021. The decrease in ASP is the result of higher international unit sales and an unfavorable product sales mix when compared to the same period in 2021.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended June 30, 2022 was approximately $48,700, compared to approximately $39,700 for the same period in 2021. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2021, and price increases we began implementing during the second half of 2021.

Revenue from sales of our disposables, service and other decreased $(0.1) million, or 1.7 percent, to $3.4 million for the three months ended June 30, 2022, from $3.5 million for the same period in 2021. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, revenue increased $6.0 million, or 31.5 percent, to $25.0 million from $19.0 million for the same period in 2021.

Revenue from sales in the U.S. increased $6 million, or 35.8 percent, to $21 million for the six months ended June 30, 2022, from $15.0 million for the same period 2021. Revenue from sales internationally increased $0.5 million, or 13.9 percent, to $4.2 million for the second quarter 2022, from $3.7 million for the second quarter 2021. Domestic sales accounted for 83.1 percent of revenue for the second quarter 2022, compared to 80.5 percent for the second quarter 2021.

Revenue from sales of devices increased $5.3 million, or 44.5 percent, to $17.2 million for the six months ended June 30, 2022, from $11.9 million for the same period in 2021.

The average selling price of our MRI compatible IV infusion pump system during the six months ended June 30, 2022 was approximately $35,700 compared to approximately $35,900 for the same period in 2021. The decrease in ASP is the result of higher international unit sales, partially offset by a favorable product sales mix when compared to the same period in 2021.

The average selling price of our MRI compatible patient vital signs monitoring system during the six months ended June 30, 2022 was approximately $41,700, compared to approximately $39,100 for the same period in 2021. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2021, and price increases we began implementing during the second half of 2021.

Revenue from sales of our disposables, service and other increased $0.6 million, or 10.2 percent, to $6.7 million for the six months ended June 30, 2022, from $6.1 million for the same period in 2021. Revenue from the amortization of extended warranty agreements remained consistent at $1.0 million for the six months ended June 30, 2022 and 2021.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$12,721,569	$9,810,423	$25,032,279	$19,034,419
Cost of revenue	2,581,806	2,478,122	5,512,992	4,639,802
Gross profit	$10,139,763	$7,332,301	$19,519,287	$14,394,617
Gross profit percentage	79.7%	74.7%	78.0%	75.6%

For the three months ended June 30, 2022 and 2021, cost of revenue increased $0.1 million, or 4.2 percent to $2.6 million from $2.5 million for the same period 2021. Gross profit increased $2.8 million, or 38.3 percent, to $10.1 million for the second quarter 2022 from $7.3 million for the same period in 2021. Gross profit margin was 79.7 percent for second quarter 2022, compared to 74.7 percent for the second quarter 2021. The increase in gross profit margin is primarily due to favorable geographic sales mix, price increases we began implementing during the second half of 2021, and inventory standards cost update offsetting cost of revenue.

For the six months ended June 30, 2022, cost of revenue increased $0.9 million, or 18.8 percent, to $5.5 million from $4.6 million for the same period last year. Gross profit increased $5.1 million, or 35.6 percent, to $19.5 million for the six months ended June 30, 2022 from $14.4 million for the same period in 2021. Gross profit margin was 78.0 percent for six months ended June 30, 2022, compared to 75.6 percent for the same period in 2021. The increase in gross profit and gross profit margin is primarily due to a favorable geographic sales mix, price increases we began implementing during the second half of 2021, inventory standards cost update offsetting cost of revenue, partially offset by unfavorable inventory reserve adjustments and overhead variances.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$2,402,795	$2,564,619	$5,118,746	$4,994,988
Percentage of revenue	18.9%	26.1%	20.4%	26.2%
Sales and marketing	$2,907,788	$2,469,777	$5,977,344	$4,848,901
Percentage of revenue	22.9%	25.2%	23.9%	25.5%
Research and development	$662,599	$453,679	$1,181,694	$929,496
Percentage of revenue	5.2%	4.6%	4.7%	4.9%

General and Administrative

For the three months ended June 30, 2022, general and administrative expense decreased $(0.2) million, or 6.3 percent, to $2.4 million from $2.6 million for the same period last year. This decrease is primarily due to reduced legal and professional expenses.

For the six months ended June 30, 2022, general and administrative expense increased $0.1 million, or 2.5 percent, to $5.1 million from $5.0 million for the same period last year. This increase is primarily due to higher payroll and benefits expenses offset by reduced legal and professional expenses.

Sales and Marketing

For the three months ended June 30, 2022, sales and marketing expense increased $0.4 million, 17.7 percent, to $2.9 million from $2.5 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the six months ended June 30, 2022, sales and marketing expense increased $1.1 million, 23.3 percent, to $5.9 million from $4.8 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended June 30, 2022, research and development expense increased $0.2 million, 46.1 percent, to $0.7 million from $0.5 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as prototype and consulting expenses related to next generation pump.

For the six months ended June 30, 2022, research and development expense increased $0.3 million, 27.1 percent, to $1.2 million from $0.9 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as prototype and consulting expenses related to next generation pump.

Other Income / Expense, Net

Other expense, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2022 and 2021, we reported other expense of approximately $13,000. There were no significant changes in these accounts during the three months ended June 30, 2022, compared to the same quarter last year.

For the six months ended June 30, 2022 and 2021, we reported expense of (1,812) and income of 7,532 respectively. The change is primarily due to interest income received in 2021 related to investments.

Income Taxes

For the three and six months ended June 30, 2022, we recorded a provision for income tax expense of $938,631 and $1,511,926 respectively. Our effective tax rate was 22.5 percent and 20.9 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three and six months ended June 30, 2021, we recorded a provision for income tax expense of $387,727 and $772,221, respectively. Our effective tax rate was 20.9 percent and 21.3 percent respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of June 30, 2022, and December 31, 2021, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of June 30, 2022, we had cash and investments of $52.2 million, stockholders’ equity of $65.9 million, and working capital of $62.4 million. During the first six months ended June 30, 2022, we paid a special dividend of $12.6 million to our shareholders. As of December 31, 2021, we had cash and investments of $62.5 million, stockholders’ equity of $72.2 million, and working capital of $69.4 million.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt or issue additional equity in private or public markets.

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$3,065,405	$4,513,772
Net cash (used in)/ provided by investing activities	(347,133)	609,047
Net cash used in financing activities	(12,560,284)	(31,886)

Cash provided by operating activities decreased $(1.4) million, to $3.1 million for the six months ended June 30, 2022, compared to $4.5 million for the same period in 2021. During the six months ended June 30, 2022, cash provided by operations was positively impacted by cash inflows from prepaid income taxes, and negatively impacted by cash outflows from prepaid expenses and inventory purchases.

Cash used in investing activities increased $0.9 million, to $(0.3) million for the six months ended June 30, 2022, compared to $0.6 million for the same period in 2021. During the six months ended June 30, 2022, cash provided by investing activities was positively impacted by cash inflows from maturities of securities, and negatively impacted by capital expenditures and capitalized intangible assets.

Cash used in financing activities was approximately $(12.6) million for the six months ended June 30, 2022, compared to approximately $(32,000) for the same period in 2021. This change is primarily due to a special dividend payment of $12.6 million to our shareholders during the six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2022 and 2021.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of June 30, 2022, we had no investments as the last of our corporate bonds matured on April 18, 2022. Our excess cash is held in interest bearing accounts.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IRADIMED CORPORATION

Dated: August 5, 2022	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)