Form 10-Q
period 2022-09-30
IRADIMED CORP
filed 2022-11-03
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The registrant had 12,566,336 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,592,152	$61,999,550
Investments	—	501,855
Accounts receivable, net of allowance for doubtful accounts of $113,850 as of September 30, 2022, and $60,361 as of December 31, 2021	10,651,264	5,136,599
Inventory, net	5,243,256	4,299,799
Prepaid expenses and other current assets	386,634	1,000,716
Prepaid income taxes	—	3,306,438
Total current assets	71,873,306	76,244,957
Property and equipment, net	2,292,516	2,069,376
Intangible assets, net	1,881,137	1,118,584
Operating lease right-of-use asset, net	2,276,089	2,482,084
Deferred income taxes, net	985,097	765,096
Other assets	236,188	201,325
Total assets	$79,544,333	$82,881,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$964,360	$782,903
Accrued payroll and benefits	2,349,772	2,814,560
Other accrued taxes	181,877	140,315
Warranty reserve	95,287	108,880
Deferred revenue	1,586,256	2,553,096
Current portion of operating lease liability	289,147	276,568
Other current liabilities	136,927	146,435
Total current liabilities	5,603,626	6,822,757
Deferred revenue	2,182,494	1,679,343
Operating lease liability, less current portion	1,986,942	2,205,516
Total liabilities	9,773,062	10,707,616
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,565,290 shares issued and outstanding as of September 30, 2022, and 12,544,024 shares issued and outstanding as of December 31, 2021	1,256	1,254
Additional paid-in capital	26,179,351	25,160,618
Retained earnings	43,590,664	46,994,922
Accumulated other comprehensive income	—	17,012
Total stockholders’ equity	69,771,271	72,173,806
Total liabilities and stockholders’ equity	$79,544,333	$82,881,422

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721
Cost of revenue	2,864,534	2,501,745	8,377,526	7,141,547
Gross profit	10,542,738	8,405,557	30,062,025	22,800,174
Operating expenses:
General and administrative	2,881,590	2,252,274	8,000,335	7,247,262
Sales and marketing	3,037,209	2,585,702	9,014,553	7,434,603
Research and development	491,643	480,696	1,673,337	1,410,192
Total operating expenses	6,410,442	5,318,672	18,688,225	16,092,057
Income from operations	4,132,296	3,086,885	11,373,800	6,708,117
Other income , net	105,183	7,143	103,371	14,675
Income before provision for income taxes	4,237,479	3,094,028	11,477,171	6,722,792
Provision for income tax expense	810,375	517,767	2,322,301	1,289,988
Net income	$3,427,104	$2,576,261	$9,154,870	$5,432,804
Net income per share:
Basic	$0.27	$0.21	$0.73	$0.44
Diluted	$0.27	$0.20	$0.72	$0.43
Weighted average shares outstanding:
Basic	12,564,636	12,331,062	12,559,465	12,318,476
Diluted	12,631,129	12,603,566	12,637,325	12,570,925

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,427,104	$2,576,261	$9,154,870	$5,432,804
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $0 and $(944) for the three months ended September 30, 2022 and 2021, respectively, and $9,098 and $(8,275) for the nine months ended September 30, 2022 and 2021, respectively	—	(2,948)	(10,953)	(6,027)
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $1,966 and $3,176 for the nine months ended September 30, 2022 and 2021, respectively	—	—	(6,059)	(9,829)
Other comprehensive loss	—	(2,948)	(17,012)	(15,856)
Comprehensive income	$3,427,104	$2,573,313	$9,137,858	$5,416,948

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435
Net income	—	—	—	3,241,052	—	3,241,052
Other comprehensive loss	—	—	—	—	(6,127)	(6,127)
Stock-based compensation expense	—	—	121,003	—	—	121,003
Net share settlement of restricted stock units	556	—	(5,726)	—	—	(5,726)
Balances, June 30, 2022	12,561,025	$1,256	$25,733,821	$40,163,560	$—	$65,898,637
Net income	—	—	—	3,427,104	—	3,427,104
Stock-based compensation expense	—	—	393,187	—	—	393,187
Net share settlement of restricted stock units	1,265	—	(22,417)	—	—	(22,417)
Exercise of stock options	3,000	—	74,760	—	—	74,760
Balances, September 30, 2022	12,565,290	$1,256	$26,179,351	$43,590,664	$—	$69,771,271

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	1,386,849	—	1,386,849
Other comprehensive loss	—	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	347,741	—	—	347,741
Net share settlement of restricted stock units	3,502	—	(38,707)	—	—	(38,707)
Exercise of stock options	250	—	2,460	—	—	2,460
Balances, March 31, 2021	12,312,184	$1,231	$23,988,337	$39,056,300	$32,218	$63,078,086
Net income	—	—	—	1,469,694	—	1,469,694
Other comprehensive loss	—	—	—	—	(8,039)	(8,039)
Stock-based compensation expense	—	—	358,012	—	—	358,012
Net share settlement of restricted stock units	2,727	1	(15,875)	—	—	(15,874)
Exercise of stock options	2,125	—	20,235	—	—	20,235
Balances, June 30, 2021	12,317,036	$1,232	$24,350,709	$40,525,994	$24,179	$64,902,114
Net income	—	—	—	2,576,261	—	2,576,261
Other comprehensive loss	—	—	—	—	(2,948)	(2,948)
Stock-based compensation expense	—	—	361,836	—	—	361,836
Net share settlement of restricted stock units	618	—	(8,766)	—	—	(8,766)
Exercise of stock options	23,000	2	62,918	—	—	62,920
Balances, September 30, 2021	12,340,654	$1,234	$24,766,697	$43,102,255	$21,231	$67,891,417

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$9,154,870	$5,432,804
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	56,118	(567)
Change in provision for excess and obsolete inventory	29,227	51,731
Depreciation and amortization	1,363,578	1,020,223
(Gain) loss on disposal of property and equipment	(3,000)	1,066
Stock-based compensation	967,551	1,067,589
Deferred income taxes, net	(227,133)	414,095
Loss on maturities of investments	(8,025)	(13,005)
Changes in operating assets and liabilities:
Accounts receivable	(5,570,783)	321,852
Inventory	(903,792)	(344,721)
Prepaid expenses and other current assets	(306,031)	(663,408)
Other assets	6,660	23,447
Accounts payable	37,338	(17,076)
Accrued payroll and benefits	(464,788)	699,204
Other accrued taxes	3,395	(12,727)
Warranty reserve	(13,593)	20,953
Deferred revenue	(452,822)	313,381
Other current liabilities	(9,508)	—
Prepaid income taxes	3,344,605	(422,728)
Net cash provided by operating activities	7,003,867	7,892,113
Investing activities:
Proceeds from maturities of investments	500,000	950,000
Purchases of property and equipment	(564,883)	(391,303)
Capitalized intangible assets	(838,438)	(170,234)
Net cash (used in) provided by investing activities	(903,321)	388,463
Financing activities:
Dividends paid	(12,559,127)	—
Proceeds from exercises of stock options	146,707	85,615
Taxes paid related to the net share settlement of equity awards	(95,523)	(63,347)
Net cash (used in) provided by financing activities	(12,507,943)	22,268
Net (decrease) increase in cash and cash equivalents	(6,407,398)	8,302,844
Cash and cash equivalents, beginning of period	61,999,550	50,068,728
Cash and cash equivalents, end of period	$55,592,152	$58,371,572
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$757,137	$1,283,722
ROU asset recognized in exchange for new lease obligation	$—	$27,713
Operating and short-term lease payments recorded within cash flow provided by operating activities	$364,825	$364,545

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and other interim periods, or future years or periods.

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

Our medical devices require clearance from the FDA and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were revoked or delayed or if we were unable to timely renew certain approvals for existing products, it would have a materially adverse impact on our business, results of operations and financial condition.

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

Environmental, Social, and Governance (“ESG”) Related Matters

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies, and other stakeholders. Government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate certain ESG requirements and disclosures. For example, the SEC has recently proposed additional disclosures regarding, among other items, the impact businesses have on the environment. The SEC proposed rule would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. We may face increased scrutiny related to any third-party sustainability ratings we receive and our ESG activities, our related disclosures and/or our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and results of operations. To the extent the SEC proposal becomes effective, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to measuring and evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose relevant data concerning our ESG activities, our reputation, business, financial condition, and results of operations may be materially adversely affected.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
United States	$10,810,370	$8,676,488	$31,606,401	$23,992,474
International	2,596,902	2,230,814	6,833,150	5,949,247
Total revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,866,535	$3,369,068	$11,001,490	$9,329,182
MRI Compatible Patient Vital Signs Monitoring Systems	5,519,045	3,779,442	15,635,415	9,760,991
Ferro Magnetic Detection Systems	62,982	—	62,982	—
Total Devices revenue	9,448,562	7,148,510	26,699,887	19,090,173
Disposables, services and other	3,410,015	3,285,656	10,158,922	9,412,091
Amortization of extended warranty agreements	548,695	473,136	1,580,742	1,439,457
Total revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2022	2021
	(unaudited)
Advance payments from customers	$184,653	$551,267
Shipments in-transit	10,867	70,295
Extended warranty agreements	3,573,230	3,610,877
Total	$3,768,750	$4,232,439

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	2,927,868
Decreases due to recognition of revenue	(3,391,557)
Contract liabilities, September 30, 2022	$3,768,750

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	3,617,619
Decreases due to recognition of revenue	(3,519,193)
Contract liabilities, September 30, 2021	$4,353,098

Capitalized Contract Costs

Our capitalized contract costs totaled $351,150 and $357,810 as of September 30, 2022 and December 31, 2021, respectively, and are classified as other assets on the balance sheet.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net income	$3,427,104	$2,576,261	$9,154,870	$5,432,804
Weighted-average shares outstanding — Basic	12,564,636	12,331,062	12,559,465	12,318,476
Effect of dilutive securities:
Stock options	18,196	187,737	21,198	191,439
Restricted stock units	48,297	84,767	56,662	61,010
Weighted-average shares outstanding — Diluted	12,631,129	12,603,566	12,637,325	12,570,925
Basic net income per share	$0.27	$0.21	$0.73	$0.44
Diluted net income per share	$0.27	$0.20	$0.72	$0.43

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	26,402	164	31,254	2,644

4 — Inventory, net

Inventory consists of:

	September 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$4,715,981	$3,777,846
Work in process	337,217	191,722
Finished goods	402,835	513,782
Inventory before allowance for excess and obsolete	5,456,033	4,483,350
Allowance for excess and obsolete	(212,777)	(183,551)
Total	$5,243,256	$4,299,799

5 — Property and Equipment, net

Property and equipment consist of:

	September 30,	December 31,
	2022	2021
	(unaudited)
Computer software and hardware	$1,062,468	$837,826
Furniture and fixtures	1,503,426	1,252,434
Leasehold improvements	257,786	237,086
Machinery and equipment	2,110,769	2,066,003
Tooling in-process	639,053	537,043
	5,573,502	4,930,392
Accumulated depreciation	(3,280,986)	(2,861,016)
Total	$2,292,516	$2,069,376

Depreciation expense of property and equipment was $142,389 and $131,541 for the three months ended September 30, 2022 and 2021, respectively, and $419,970 and $396,278 for the nine months ended September 30, 2022 and 2021, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2022	2021
	(unaudited)
United States	$2,142,195	$1,855,012
International	150,321	214,364
Total property and equipment, net	$2,292,516	$2,069,376

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2022	2021
	(unaudited)
Patents — in use	$392,037	$372,502
Patents — in process	96,575	111,593
Internally developed software — in use	872,218	872,218
Internally developed software — in process	1,302,362	468,441
Trademarks	27,697	27,697
	2,690,889	1,852,451
Accumulated amortization	(809,752)	(733,867)
Total	$1,881,137	$1,118,584

Amortization expense of intangible assets was $25,236 and $25,256 for the three months ended September 30, 2022 and 2021, respectively, and $75,886 and $76,478 for the nine months ended September 30, 2022 and 2021, respectively.

Expected annual amortization expense for the remaining portion of 2022 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2022	$25,236
2023	$100,946
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945

7 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

September 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$—	$—	$—	$—

December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate bonds	$491,975	$9,880	$—	$501,855

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at September 30, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. treasury bills	$39,690,640	$—	$39,690,640	$—

Fair Value at December 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporate bonds	$501,855	$—	$501,855	$—

Our corporate bonds are valued by a third-party custodian at closing prices from secondary exchanges or pricing vendors on the valuation date.

Our treasury bills are included as Cash and Cash Equivalents on the Balance Sheet since all highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents.

9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2022 and 2021 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at June 30, 2022	$—
Loss on available-for-sale securities, net	—
Reclassification realized in net earnings	—
Balance at September 30, 2022	$—

Balance at June 30, 2021	$24,179
Gains on available-for-sale securities, net	(2,948)
Reclassification realized in net earnings	—
Balance at September 30, 2021	$21,231

The components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2022 and 2021 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2021	$17,012
Loss on available-for-sale securities, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at September 30, 2022	$—

Balance at December 31, 2020	$37,087
Loss on available-for-sale securities, net	(6,027)
Reclassification realized in net earnings	(9,829)
Balance at September 30, 2021	$21,231

10 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Cost of revenue	$50,007	$68,227	$137,386	$177,375
General and administrative	186,293	152,261	393,668	513,319
Sales and marketing	116,255	96,210	315,929	269,505
Research and development	40,633	45,138	120,568	107,390
Total	$393,188	$361,836	$967,551	$1,067,589

As of September 30, 2022, we had $2,749,903 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.65 years. As of September 30, 2022, we had $251,841 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.99 years.

The following table presents a summary of our stock-based compensation activity for the nine months ended September 30, 2022 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	39,576	131,182	18,301
Awards granted	—	26,836	—
Awards exercised/vested	(15,566)	(8,099)	—
Awards canceled/ forfeited	—	(27,691)	(9,236)
Outstanding end of period	24,010	122,228	9,065

11 — Income Taxes

For the three and nine months ended September 30, 2022, we recorded a provision for income tax expense of $810,375 and $2,322,301, respectively. Our effective tax rate was 19.1 percent and 20.2 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of September 30, 2022 and December 31, 2021, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

12 — Leases

We have entered into operating lease contracts for our office and various office equipment.

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the nine months ended September 30, 2022 and 2021, the Company paid Susi, LLC $364,825 and $347,643 respectively. For the year ended December 31, 2021, the Company paid Susi, LLC $461,874 related to this lease. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 6.6 years as of September 30, 2022. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Cost of revenue	$58,086	$53,854	$165,794	$156,043
General and administrative	57,474	54,710	164,046	158,672
Sales and marketing	3,251	3,014	9,279	8,733
Research and development	9,006	8,350	25,706	24,195
Total	$127,817	$119,928	$364,825	$347,643

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2022, and 2021.

Maturity of our operating lease liability as of September 30, 2022, is as follows:

Three months ending December 31, 2022	$103,823
2023	415,294
2024	415,294
2025	415,294
2026	411,008
Thereafter	989,857
Total lease payments	2,750,570
Imputed interest	(474,366)
Present value of lease liability	$2,276,204

13 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $7,903,021 and $5,604,456 as of September 30, 2022 and December 31, 2021, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of September 30, 2022 and December 31, 2021, we accrued approximately $136,927 and $146,000, respectively, related to various matters.

Land acquisition. On November 1, 2022, Iradimed Corporation, Inc. entered into a Sale and Purchase Agreement (the “Agreement”) with O Property, LTD, a Florida limited partnership (“Seller”), to purchase approximately 27 acres of land located in Orlando, Florida. The total purchase price of the property is $7.3 million, subject to a customary closing. The transaction is expected to close on the date that is thirty (30) days after the inspection period. The property is being acquired as a site for future office space development to accommodate our increased operations and anticipated growth.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature, and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2021, our direct U.S. sales force consisted of 21 field sales representatives, 3 regional sales directors and supplemented by 4 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products. As of September 30, 2022 our direct U.S. sales force consisted of 22 field sales representatives, 3 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the third quarter ended September 30, 2022, our revenue increased $2.5 million, or 22.9 percent, to $13.4 million, compared to $10.9 million for the third quarter last year. Income before the provision for income taxes was $4.2 million for the third quarter 2022, compared to $3.1 million for the third quarter last year. Net income was $3.4 million, or $0.27 per diluted share in the third quarter ended September 30, 2022, compared to $2.6 million, or $0.20 per share in the third quarter last year.

For the remainder of 2022, we expect higher revenue when compared to the same period in 2021 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2021 primarily due to higher sales and marketing, and general and administrative expenses.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities, and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe revenue recognition, accounts receivable, allowance for doubtful accounts, inventory valuation, product warranties, stock compensation, and income taxes are critical accounting policies requiring the use of significant estimates, assumptions, and judgments.

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three and nine months ended September 30, 2022.

The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities, and related disclosures as of the date of the financial statements and revenue and expenses during the reporting period.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.4	22.9	21.8	23.9
Gross profit	78.6	77.1	78.2	76.1
Operating expenses:
General and administrative	21.5	20.7	20.8	24.2
Sales and marketing	22.6	23.7	23.4	24.8
Research and development	3.7	4.4	4.4	4.7
Total operating expenses	47.8	48.8	48.6	53.7
Income from operations	30.8	28.3	29.6	22.4
Other income, net	0.8	0.1	0.3	0.0
Income before provision for income taxes	31.6	28.4	29.9	22.4
Provision for income tax expense	6.0	4.7	6.0	4.3
Net income	25.6%	23.6%	23.8%	18.1%

Three and Nine Months Ended September 30, 2022 and 2021

Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
United States	$10,810,370	$8,676,488	$31,606,401	$23,992,474
International	2,596,902	2,230,814	6,833,150	5,949,247
Total revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721

Revenue by Type

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,866,535	$3,369,068	$11,001,490	$9,329,182
MRI Compatible Patient Vital Signs Monitoring Systems	5,519,045	3,779,442	15,635,415	9,760,991
Ferro Magnetic Detection Systems	62,982	—	62,982	—
Total Devices revenue	9,448,562	7,148,510	26,699,887	19,090,173
Disposables, services and other	3,410,015	3,285,656	10,158,922	9,412,091
Amortization of extended warranty agreements	548,695	473,136	1,580,742	1,439,457
Total revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721

For the three months ended September 30, 2022, revenue increased $2.5 million, or 22.9 percent, to $13.4 million from $10.9 million for the same period in 2021.

Revenue from sales in the U.S. increased $2.1 million, or 24.6 percent, to $10.8 million for the third quarter 2022, from $8.7 million for the third quarter 2021. Revenue from sales internationally increased $0.4 million, or 16.4 percent, to $2.6 million for the third quarter 2022, from $2.2 million for the third quarter 2021. Domestic sales accounted for 80.6 percent of revenue for the third quarter 2022, compared to 79.6 percent for the third quarter 2021.

Revenue from sales of devices increased $2.3 million, or 32.2 percent, to $9.4 million for the three months ended September 30, 2022, from $7.1 million for the same period in 2021.

The average selling price of our MRI compatible IV infusion pump system during the three months ended September 30, 2022 was approximately $30,392, compared to approximately $33,030 for the same period in 2021. The decrease in ASP is the result of higher international unit sales and an unfavorable product sales mix when compared to the same period in 2021.

The average selling price of our MRI compatible patient vital signs monitoring system during the three months ended September 30, 2022 was approximately $45,992, compared to approximately $40,639 for the same period in 2021. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2021, and price increases we began implementing during the second half of 2021.

Revenue from sales of our disposables, service and other increased $0.1 million, or 5.3 percent, to $3.4 million for the three months ended September 30, 2022, from $3.3 million for the same period in 2021. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022, revenue increased $8.5 million, or 28.4 percent, to $38.4 million from $29.9 million for the same period in 2021.

Revenue from sales in the U.S. increased $7.6 million, or 31.7 percent, to $31.6 million for the nine months ended September 30, 2022, from $24.0 million for the same period in 2021. Revenue from sales internationally increased $0.9 million, or 14.9 percent, to $6.8 million for the third quarter 2022, from $5.9 million for the third quarter 2021. Domestic sales accounted for 82.2 percent of revenue for the third quarter 2022, compared to 80.1 percent for the third quarter 2021.

Revenue from sales of devices increased $7.6 million, or 39.9 percent, to $26.7 million for the nine months ended September 30, 2022, from $19.1 million for the same period in 2021.

The average selling price of our MRI compatible IV infusion pump system during the nine months ended September 30, 2022 was approximately $33,851 compared to approximately $34,810 for the same period in 2021. The decrease in ASP is the result of higher international unit sales, partially offset by an favorable product sales mix when compared to the same period in 2021.

The average selling price of our MRI compatible patient vital signs monitoring system during the nine months ended September 30, 2022 was approximately $47,095 compared to approximately $39,679 for the same period in 2021. The increase in ASP relates to higher domestic unit sales when compared to the same period in 2021, and price increases we began implementing during the second half of 2021.

Revenue from sales of our disposables, service and other increased $0.7 million, or 7.9 percent, to $10.1 million for the nine months ended September 30, 2022, from $9.4 million for the same period in 2021. Revenue from the amortization of extended warranty agreements increased $0.1 million, or 9.8 percent for the nine months ended September 30, 2022 and 2021.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$13,407,272	$10,907,302	$38,439,551	$29,941,721
Cost of revenue	2,864,534	2,501,745	8,377,526	7,141,547
Gross profit	$10,542,738	$8,405,557	$30,062,025	$22,800,174
Gross profit percentage	78.6%	77.1%	78.2%	76.1%

For the three months ended September 30, 2022 and 2021, cost of revenue increased $0.4 million, or 14.5 percent to $2.9 million from $2.5 million for the same period 2021. Gross profit increased $2.1 million, or 25.4 percent, to $10.5 million for the third quarter 2022 from $8.4 million for the same period in 2021. Gross profit margin was 78.6 percent for third quarter 2022, compared to 77.1 percent for the third quarter 2021. The increase in gross profit margin is primarily due to price increases we began implementing during the second half of 2021 and standard cost update resulting in an inventory write up with the offset to cost of revenue.

For the nine months ended September 30, 2022, cost of revenue increased $1.2 million, or 17.3 percent, to $8.3 million from $7.1 million for the same period last year. Gross profit increased $7.2 million, or 31.8 percent, to $30.0 million for the nine months ended September 30, 2022 from $22.8 million for the same period in 2021. Gross profit margin was 78.2 percent for nine months ended September 30, 2022, compared to 76.1 percent for the same period in 2021. The increase in gross profit and gross profit margin is primarily due to a favorable geographic sales mix, price increases we began implementing during the second half of 2021, inventory standards cost update offsetting cost of revenue, partially offset by unfavorable inventory reserve adjustments and overhead variances.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$2,881,590	$2,252,274	$8,000,335	$7,247,262
Percentage of revenue	21.5%	20.7%	20.8%	24.2%
Sales and marketing	$3,037,209	$2,585,702	$9,014,553	$7,434,603
Percentage of revenue	22.6%	23.7%	23.4%	24.8%
Research and development	$491,643	$480,696	$1,673,337	$1,410,192
Percentage of revenue	3.7%	4.4%	4.4%	4.7%

General and Administrative

For the three months ended September 30, 2022, general and administrative expense increased $0.6 million, or 27.9 percent, to $2.9 million from $2.3 million for the same period last year. This increase is primarily due to higher legal and professional expenses and increased payroll and benefit expenses.

For the nine months ended September 30, 2022, general and administrative expense increased $0.8 million, or 10.4 percent, to $8.0 million from $7.2 million for the same period last year. This increase is primarily due to higher legal and professional expenses and increased payroll and benefit expenses.

Sales and Marketing

For the three months ended September 30, 2022, sales and marketing expense increased $0.4 million, or 17.5 percent, to $3.0 million from $2.6 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the nine months ended September 30, 2022, sales and marketing expense increased $1.6 million, 21.3 percent, to $9.0 million from $7.4 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended September 30, 2022, and 2021, research and development expense increased remained constant at $0.5 million. This is primarily due to higher consulting expenses related to next generation pump, payroll and benefits expenses offset by reduction in prototype expense.

For the nine months ended September 30, 2022, research and development expense increased $0.3 million, or 18.7 percent, to $1.7 million from $1.4 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as prototype and consulting expenses related to next generation pump.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2022, other income net increased $0.1 million, or 1,372.5 percent to $0.1 million from $0.0 for the same period last year. This increase is due to interest received on income tax refunds and investment interest income.

Income Taxes

For the three and nine months ended September 30, 2022, we recorded a provision for income tax expense of $810,375 and $2,322,301, respectively. Our effective tax rate was 19.1 percent and 20.2 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three and nine months ended September 30, 2021, we recorded a provision for income tax expense of $517,767 and $1,289,988, respectively. Our effective tax rate was 16.7 percent and 19.2 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of September 30, 2022, and December 31, 2021, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of September 30, 2022, we had cash and investments of $55.6 million, stockholders’ equity of $69.8 million, and working capital of $66.2 million. During the first three months ended March 31, 2022, we paid a special dividend of $12.6 million to our shareholders. As of December 31, 2021, we had cash and investments of $62.5 million, stockholders’ equity of $72.2 million, and working capital of $69.4 million.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We have contracted to acquire land from an unrelated party and make subsequent improvements thereon in the next two years to accommodate our increased operations and expand capacity. We anticipate using available cash and cash equivalents for that investment in our future growth. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$7,003,865	$7,892,113
Net cash (used in)/ provided by investing activities	(903,321)	388,463
Net cash (used in)/ provided by financing activities	(12,507,943)	22,268

Cash provided by operating activities decreased $(0.9) million, to $7.0 million for the nine months ended September 30, 2022, compared to $7.9 million for the same period in 2021. During the nine months ended September 30, 2022, cash provided by operations was positively impacted by net income and cash inflows from prepaid income taxes, and negatively impacted by cash outflows from inventory, accounts receivable, and deferred revenue.

Cash used in investing activities increased $1.3 million, to $(0.9) million for the nine months ended September 30, 2022, compared to $0.4 million for the same period in 2021. During the nine months ended September 30, 2022, cash provided by investing activities was positively impacted by cash inflows from maturities of securities, and negatively impacted by capital expenditures and capitalized intangible assets.

Cash used in financing activities was approximately $(12.5) million for the nine months ended September 30, 2022, compared to approximately $22,000 for the same period in 2021. This change is primarily due to a special dividend payment of $12.6 million to our shareholders during the nine months ended September 30, 2022.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our current manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our Chairman of the Board and Chief Executive Officer, Roger Susi. Pursuant to the terms of our lease, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2022 and 2021.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. The fair value of our cash equivalents and short-term investments is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will decline if market interest rates increase. As of September 30, 2022, we had approximately $39.7 million in US Treasury Bills that mature in less than 1 year with a fixed interest rate. If market interest rates were to change by 100 basis points from levels at September 30, 2022, we expect the corresponding change in fair value of our investments would be approximately $0.1 million. This is based on sensitivity analysis performed on our financial position as of September 30, 2022. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, amount other things, sales of securities prior to maturity and repurchase of replacement securities, the changes in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates. Our excess cash is held in interest bearing accounts.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022 were effective.

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

IRADIMED CORPORATION

Dated: November 3, 2022	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)