Form 10-K
period 2022-12-31
IRADIMED CORP
filed 2023-03-02
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $242,425,071.

There were 12,593,245 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2023. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2022. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

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

With the expanding use of MRI procedures, both traditional procedures, and intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion system in 2004.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2022, our direct sales force consisted of 25 field sales representatives, supported by 3 regional sales directors, and supplemented by 5 clinical application specialists. Internationally, we market our products into approximately 80 countries through the use of independent distributors.

As of December 31, 2022, we have sold approximately 6,582 MRI compatible IV infusion pump systems and approximately 1,596 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and related accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2022, our revenue was $53.3 million and our income from operations was $15.6 million representing an operating profit margin of 29.3 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2023.

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

In 2022, we introduced our ferromagnetic detection device, IRadimed FMD1 3600 with Remote Alarm Logging Unit, (“RALU”). This is the first ferromagnetic detection device with TruSense threat qualification technology. This technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status reducing false alarms, all while simultaneously circumventing background magnetic field noise.

Industry

We currently compete in the MRI compatible medical device market.

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely used, non-invasive medical imaging technique to visualize vital organs, bodily function and to identify blockages, abnormalities, and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, practitioners at hospitals and other medical facilities have been increasingly developing and using MRI for new procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to continuously deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

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

Standard Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients that are candidates for an MRI requiring IV medications or sedation during their imaging procedure: (1) do not offer MRI treatment to such patients; (2) use standard (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (3) proceed and accept patients for an MRI procedure, but stop the flow of IV fluids during the procedure; (4) allow the gravity controlled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All of these approaches have drawbacks, introduce safety risks and may result in patient harm.

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

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a Faraday cage) for use with their standard IV pumps, but the approach has not been widely accepted by customers. The major problem with this approach is that a highly magnetic standard IV infusion pump is still being introduced into a hazardous MRI environment, which can lead to projectile accidents. Additionally, placing a highly magnetic standard IV infusion pump inside a shielded box hinders an operator’s ability to determine the pump’s status and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with a standard IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our MRI compatible IV infusion pump system can be safely placed and operated anywhere in the scanner room including next to the scanner.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution.

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a patient and staff safety device. Accordingly, we do not actively market our IV infusion pump system in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI compatible IV infusion pump systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI compatible IV infusion pump system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, through the use of our direct U.S. sales team, there is potential for sales of our MRI compatible IV infusion pump system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate of the number of critical care departments in the U.S., we believe there is the potential for the sale of an additional 10,450 of our MRI compatible IV infusion pump systems. The combination of sales based on the number of targeted MRI scanners and critical care departments of U.S. hospitals results in a current global target market of approximately 37,800 of our MRI compatible IV infusion pump systems.

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

We believe that the largest potential market for our MRI compatible IV infusion pumps is the segment of the market that is currently using workaround solutions. Such solutions include using conventional pumps outside the MRI scanner room and attaching multiple extension lines of IV tubing sets through the wall or under the door into the MRI scanner room to reach the patient. This practice of makeshift setups is fraught with risks to the patient and unnecessary costs and inefficiencies. These risks and inefficiencies include:

●	Infection risk from running lengthy IV tubing sets with multiple extensions through the wall or under the door;
●	Risk of inaccurate dose delivery from using a conventional IV infusion pump with multiple extension lines;
●	Potential medication occlusion and lengthy alarm notification delays due to multiple extension lines, posing great risks to patients on critical medications;
●	Excess medication costs due to the disposal of multiple extension IV tubing sets filled with unused medication at the end of the procedure; and

●	Lost productivity and MRI scanning time due to the lengthy set up time required for multiple extension lines.

We believe that increased market awareness and education will be required for potential customers to appreciate the value for patients and the hospital of an efficient and patient-safe MRI environment, which includes MRI compatible IV infusion pumps.

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization achievable with our MRI monitor that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the use of multiple monitors to support a single MRI scanner as well as the transportation of patients from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our small-sized 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals.

Continuing to innovate with MRI compatible patient care products.

Our management team has a significant amount of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically advanced MRI compatible patient care products. The recent introduction of our Ferromagnetic Detection system (“FMD”) is an example of this expansion.

When reasonably available, acquiring synergistic MRI patient care companies, products, or technology licenses to accelerate our product development and leverage our existing sales organization.

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the possible acquisition of technologies and intellectual property of others. We have a direct sales organization in the U.S. and a team of experienced international distributors that we believe can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we evaluate such opportunities from time to time that might improve our product mix and profitability.

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

Providing best in class customer service and user experience

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We devote a significant amount of time and training to ensure that this educational experience is a success. This training is performed most commonly by our sales staff and is augmented by our clinical application specialists. We intend to hire more clinical application specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products.

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
< 10.000 Gauss
Current other MRI compatible products (safe < 200 Gauss)
Conventional pumps with extended tubing (must operate outside MRI Magnet Room)

We currently offer three primary products for sale: (1) our MRidium 3860+ MRI compatible IV infusion pump system with associated disposable IV tubing sets, (2) our 3880 MRI compatible patient vital signs monitoring system with associated disposable products, and (3) our 3600 FMD1 with RALU ferromagnetic detection device.

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

3865 MRidium Wireless Remote Display/Control

Our wireless remote display/control unit allows for complete control and monitoring of the MRidium MRI compatible IV infusion pump system from the control room (outside of the MRI scanner room). The 3865 MRidium Wireless Remote relays all commands via a single channel and displays information bi-directionally between the MRI compatible IV infusion pump and the remote display/control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote display/control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote display/control unit utilizes a proven MRI compatible 2.4 GHz frequency hopping spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote display/control unit to adjust a second pump channel when used in combination with our Side Car unit discussed above. Our 3865 MRidium Wireless Remote also functions as a battery charger for our MRidium battery pack.

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

The basic configuration of the 3880 Monitor includes wireless ECG with dynamic gradient filtering, wireless SpO2 using Masimo® algorithms, and non-invasive blood pressure. Optional features include all or a combination of non-magnetic respiratory CO2; invasive blood pressure; patient temperature, and/or optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements.

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

IRadimed FMD1 with Remote Alarm Logging Unit (RALU)

Our 3600 ferromagnetic detection device, IRadimed FMD1 with Remote Alarm Logging Unit (RALU) is the first ferromagnetic detection device with TruSense threat qualification technology. Our patent pending TruSense technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status. with IRadimed’s expertise in Dynamic Signal Processing. This technology reduces false alarms, all while simultaneously circumventing background magnetic field noise. The 3600 can be self-installed and does not require drilling, special tools, permits or contractors like traditional FMD systems.

The wireless touchscreen, RALU is unique in the industry and provides a full color visual representation of the MRI door and FMD status. When an incident occurs, this wireless touchscreen uniquely allows users to quickly and easily log all ferrous items as they enter the MRI Zone IV improving the reporting accuracy hospitals require for accreditation.

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

We have 16 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 1 to 18 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 25 direct field sales representatives, 3 regional sales directors and 5 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Years Ended December 31,
	2022	2021
United States	82.4%	80.0%
International	17.6%	20.0%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Years Ended December 31,
	2022	2021
Devices	68.5%	64.7%
Disposable, service and other	27.4%	30.6%
Amortization of extended warranty agreements	4.1%	4.7%

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. Some components we or our suppliers utilize are from Chinese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to the on-going global supply chain issues, international trade restrictions, excessive demand creating shortages of available supply, and conditions related to health pandemics. We continuously monitor our supply chain regarding these matters. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company was renewed in March 2019 and extends through February 25, 2024. This supply agreement is renewable with written mutual consent of the Company and supplier.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In October 2022, we underwent a recertification audit to maintain our ISO 13485:2016 and Medical Device Single Audit Program certifications and received our certificates. These certificates will need renewal again in January 2025.

Competition

The medical products industry is generally characterized by intense competition and extensive research and development. The market for medical products is subject to rapid change due to an increasingly competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations, and ability to leverage existing customer relationships might give them a competitive advantage over us. We believe that a company’s reputation for producing accurate, reliable, and technologically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

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

There are many manufacturers of conventional IV infusion pump devices, and if any of these manufacturers, or other potential competitors, decide to enter the MRI compatible IV infusion pump market, they may have competitive advantages over us. Many of these potential competitors have established reputations, customer relationships and marketing, distribution, and service networks. In addition, they have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, management, and research and development budgets. Many of these potential competitors may have long-term product supply relationships with our potential customers.

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

Other large and well-known companies such as General Electric Healthcare (NYSE: GEHC) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us as they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is newer to the market relative to these other companies, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

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

Our research and development expenses were $2.3 million or 4.3 percent of revenue in 2022 and $1.9 million or 4.6 percent of revenue in 2021.

Human Capital

As of December 31, 2022, we had 123 full-time employees, including 44 in manufacturing and service, 49 in sales, marketing and customer support services, 9 in regulatory affairs and quality assurance, 11 in finance and administration and 10 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any violations. The basis for recruitment, hiring, development, training, compensation, and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities.

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

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and can extend beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. It generally takes from two to three years or even longer. All our current regulated medical devices and related products that are available in the U.S. were originally cleared through the 510(k) process as required by the FDA. We cannot be sure that future medical devices or modifications of current medical devices, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market. Our FMD1 is an example of this as a non-regulated medical device and providing no diagnostic or therapeutic claims.

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA indicated more data demonstrating product safety will be required for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The impact of this guidance is likely to result in a more time consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements beyond the 2014 guidance document could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of attendant product revenues.

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

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation balanced with a goal of optimizing international harmonization. For example, the European Union (“EU”), which currently relies on independent third parties, (called “Notified Bodies”) rather than governmental authorities to review and certify medium and high-risk medical devices, is moving to more governmental oversight of medical devices. Currently, the regulatory requirements for a broad spectrum of medical devices are covered in three European Medical Device Directives (adopted in the 1990’s) with which manufacturers must comply in order to receive a CE Certificate of Conformity (“CE Mark”) from a Notified Body. Only certified medical devices bearing a CE Mark can be sold in the EU and European Free Trade Association (“EFTA”) countries and Türkiye. EFTA includes Iceland, Norway, Principality of Liechtenstein and Switzerland.

In May 2017, the European Union (the “EU”) implemented a new regulatory scheme for medical devices under the Medical Device Regulation (“MDR”). The MDR initially became effective in May 2021, however the MDR transition was recently extended to 2028 for Class IIb non implanted devices. Regardless our CE Certificates remain valid through May 2024, allowing us to continue shipping our products into the EU. MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions, and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Risk Factors Summary

The following is a summary of the risk factors that could materially affect our business, financial condition, or future results, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business and Financial Condition

●	Pandemic or other public health crises.
●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Dependence upon the integrity of our supply chain, including multiple single-source suppliers.
●	Our reliance on third-party suppliers for certain of our raw materials and components.
●	Securities class action litigation or derivative litigation.
●	Sufficiency of our internal and external sources of liquidity.
●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Our markets are very competitive, and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Our inability to collect on our accounts receivables held by customers.
●	Failure to maintain relationships with integrated delivery healthcare systems and Group Purchasing Organizations.
●	Cost-containment efforts of our customers and purchasing groups.
●	A failure in our efforts to access and educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside of the U.S.
●	Successful development and commercialization of enhanced products or new products to remain competitive.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.

●	Failure to attract and retain the talent required for our business.
●	Inability to scale our operations or adequately manage generational upgrades to our own products.
●	Our engagement in related party transactions.
●	Difficulties associated with integrating acquisitions of technologies, products, and businesses.
●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
●	We are subject to various privacy and consumer protection laws.

Risks Related to Our Industry

●	Changes in government regulations could force us to make modifications to how we develop, manufacture, market, and price our products.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.
●	Defects or failures associated with our products and/or our quality control systems.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Impact of U.S. healthcare policy and changes thereto.
●	Healthcare fraud and abuse regulations potentially result in significant liability, require us to change our business practices and restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals to comply with regulations applicable to medical devices and infusion pumps.
●	We and our suppliers and customers are required to maintain compliance with regulations applicable to medical devices and infusion pumps.
●	Our operations are subject to environmental laws and regulations.

Risks Relating to our Intellectual Property

●	Protection of our intellectual property.

●	Our unpatented trade secrets, know-how, confidential and proprietary information, and technology may be inadequately protected.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals.
●	Disclosure of confidential or proprietary information.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock.
●	Use of capital to repurchase shares of our common stock.
●	Our need or choice to raise additional capital in the future.
●	The ability of Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval.
●	Payment of dividends, or a reduction or cessation of expected dividends.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
●	Failure to develop and maintain adequate internal controls or to implement new or improved controls.
●	Impact of being a public company on our competitive environment and our risk of potential litigation.
●	Impact from our involvement in securities class action litigation.
●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.
●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

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

As inflationary measures have affected the greater market in 2022, we have considered the effects of inflation on our business operations and financial results. We have assessed that inflation has not had a material impact on our revenues, expenses, assets, liabilities, or cash flows for the current reporting period. We have also evaluated our exposure to future inflationary risk and concluded that it is not significant based on our current business model, market conditions, and hedging strategies. We have mitigated the impact of inflation on our cost of goods sold by continued operational efficiency.

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

Our business could be adversely impacted by the effects of various health epidemics. With respect to our sales, in the past, some customers implemented heightened security policies that inhibited the ability of our domestic sales force and international distributors to access hospitals for purposes of selling our products. This caused delays of orders for our products and negatively affected our revenues. These heightened security policies and delays of orders may be reinstated or continue.

Our materials suppliers could also be disrupted by epidemic related conditions, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

Among the reasons we may be unable to obtain these raw materials and components include, but are not limited to:

●	a supplier’s inability or unwillingness to continue supplying raw materials and/or components;
●	regulatory requirements or action by regulatory agencies or others, including changes in international trade treaties and/or tariffs;
●	adverse financial or other strategic developments at or affecting the supplier, including bankruptcy;
●	unexpected demand for or shortage of raw materials or components;
●	failure of the supplier to comply with quality standards which results in quality and product failures, product contamination and/or recall;
●	discovery of previously unknown or undetected imperfections in raw materials or components;
●	labor disputes or shortages, including from natural disasters and the effects of health emergencies or pandemics; and

●	political instability and actual or anticipated military or political conflicts.

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

We must have sufficient sources of liquidity to fund our working capital requirements, our capital improvement plans, to return cash to shareholders via stock repurchases and/or dividends and execute on our strategic initiatives. A decline in operating results could limit our generation of capital resources and cause financial stresses if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. Further, future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or more customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition, and results of operations. Additionally, the recent health pandemic has and may continue to cause delays in payments from customers, which may adversely impact our future results of operations and liquidity.

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

Our MRI compatible medical devices are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities, such as spending related to the recent health pandemic, may have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue. Additionally, changes to reimbursement policies by third-party payors could also decrease demand for our products and related services and reduce our revenue.

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

We are highly dependent on our founder, Chairman, President and Chief Executive Officer, Roger Susi.

We believe that Mr. Susi will continue to play a significant role in the development of new products. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing the risks related to maintaining his continued services.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products and updates to existing products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative, and other resources. We cannot guarantee that any of the personnel, systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed. In February 2023, we purchased 26 acres of land in which we plan to build an expanded facility to increase capacity. Any failure to successfully construct and operate such a facility expand might limit our ability to grow as we expect.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our company and Roger Susi and his affiliates. The only significant ongoing related party transaction is the lease agreement between our company and Susi, LLC, an affiliate of Roger Susi, with respect to our sole production and headquarters facility in Winter Springs, Florida. Related party transactions present difficult conflicts of interest, could result in disadvantages to our company, and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders. The purchase of land and the planned expanded facility will reduce related party transaction exposure by the eventual termination of the lease with Susi, LLC.

Any acquisitions of technologies, products, and businesses may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We periodically evaluate potential acquisitions of technologies, products and businesses that are complementary to our products and that could accelerate our growth. However, our company has never completed an acquisition and there can be no assurance that we will be successful in finding any acquisitions in the future. The process of identifying, executing, and realizing attractive returns on acquisitions involves a high degree of uncertainty. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies, and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock.

The environment in which we operate makes it difficult to accurately forecast our business performance.

Significant changes and volatility in most aspects of the current business environment, including financial markets, consumer behavior, speed of technological, regulatory, and competitive changes, and the recent health pandemic, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings, and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

Sales to customers outside of the U.S. have historically comprised of approximately 17 percent of our net revenues and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-

label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Springs, Florida in July 2016. The FDA issued a Form 483 on July 18, 2016 resulting from an inspection of our facility between July 11 and July 18, 2016 that identified three observations. These observations were related to procedural and documentation issues associated with the CAPA (Corrective and Preventive Action) system, vendor requirements and complaint investigation.

We submitted responses to the Form 483 in August 2016 and October 2016 in which we described our proposed corrective and preventative actions to address each of the observations. As part of our response, on October 13, 2016 we initiated a customer follow up to our August 2012 Safety Alert and made available an updated instruction card for customers. This Safety Alert was closed in August 2019.

In addition, manufacturing flaws, component failures, design defects, off-label uses, or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability, and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedures or to our suppliers’ manufacturing facilities could materially harm our reputation in the marketplace.

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

Our Board of Directors has historically authorized stock repurchase programs and, pursuant to these authorizations, we have used a significant amount of cash to repurchase shares of common stock of our company. During 2016 and 2017, we repurchased 779,135 shares of our common stock for approximately $11.8 million. While those stock repurchase programs have expired, should our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase shareholder value. Stock repurchases now are burdened with a Federal excise tax which diminishes their attraction to deliver returns to shareholders.

In February 2023, our Board of Directors declared and paid a special cash dividend of $1.05 per common share, which reduced our cash balance by approximately $13.2 million. Similarly, in 2022 we paid a cash dividend of $1.00 per share which reduced our cash balance by approximately $12.6 million. In the future, the Board of Directors may elect to allocate capital based on our continued ability to generate cash from operations, our capital needs to support normal operations, and making investments that are aimed at supporting growth, rather than paying cash dividends. These capital allocation decisions could have a material adverse effect on our stock price. If the Board of Directors chose to omit a dividend and retained future earnings for the operation and expansion of our business, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

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

While we believe that our cash and investment balances and prospective cash flow from our operations will provide us with adequate capital to fund operations for at least the next 12 months from the date of the issuance of the financial statements included herein, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and cause our share price to decline.

Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, owns a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own approximately 43 percent of our outstanding common stock. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of promoting, delaying or deterring a change of control of our company.

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

Our business practices are more visible as a public company, and this could impact our competitive environment and our risk of potential litigation.

As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible than a privately-held company, potentially exposing us to new competition and threatened or actual litigation, including by competitors and other third parties. New competition could result in reduced sales of our products and adversely impact our profitability. If lawsuits prevail against us, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the current monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter will be renewed for successive terms of one year each. On February 2, 2023, the Company entered into a reinstatement and amendment to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership dated as of November 1, 2022, pursuant to which the parties agreed to consummate a sale of real property located in Orange County, Florida. Pursuant to the terms of the Reinstatement, the parties consummated the sale of approximately 26.518 acres of land to the Company for a purchase price of $6,200,000. The property was acquired as a site for future office, assembly and warehouse/shipping space to accommodate our increased operations and anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our liquidity, access to capital markets or ability to conduct our daily operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been publicly traded on the Nasdaq Capital Market under the stock symbol “IRMD” since July 16, 2014. Prior to that date, there was no public market for our common stock.

The stock market in general has experienced significant stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Therefore, many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following (and others) could have a significant adverse impact on the market price of our common stock:

●	Our financial position and results of operations;
●	Our ability, if needed, to obtain additional financing and, if available, the terms and conditions of the financing;
●	Concern as to, or other evidence of, the reliability and efficiency of our proposed products or our competitors’ products;
●	Announcements of innovations or new products by us or our competitors;
●	Federal, state, and international governmental regulatory actions and the impact of such requirements on our business;
●	The development of litigation against us;
●	Period-to-period fluctuations in our operating results;
●	Changes in estimates of our performance by any securities analysts;
●	The issuance of new equity securities pursuant to a future offering or acquisition;
●	Poorly executed acquisitions or acquisitions whose projected potential is not realized;
●	Changes in interest rates;
●	Competitive developments, including announcements by competitors of new products or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Sales of large blocks of our stock;
●	Investor perceptions of our company; and
●	General economic and other national and international conditions.

Stockholders

As of February 28, 2023, we had 3 stockholders of record. This number is significantly less than and does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

On February 2, 2023, the Board of Directors declared a special cash dividend of $1.05 per share on the Company’s common stock, paid on February 21, 2023 to shareholders of record at the close of business on February 13, 2023. The decision on whether to pay cash dividends on our common stock in the future will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the year ended December 31, 2022.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
January 1, 2022—January 31, 2022	1,095	$—	—	$—
February 1, 2022—February 28, 2022	48	$—	—	$—
March 1, 2022—March 31, 2022	458	$—	—	$—
April 1, 2022—April 30, 2022	47	$—	—	$—
May 1, 2022—May 31, 2022	75	$—	—	$—
June 1, 2022—June 30, 2022	41	$—	—	$—
July 1, 2022—July 31, 2022	567	$—	—	$—
August 1, 2022—August 31, 2022	16	$—	—	$—
September 1, 2022—September 30,2022	52	$—	—	$—
October 1, 2022—October 31, 2022	333	$—	—	$—
November 1, 2022—November 30, 2022	—	$—	—	$—
December 1, 2022—December 31, 2022	6,612	$—	—	$—
Total	9,344	$—	—	$—
(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

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

The following graph shows a comparison, from December 31, 2017 through December 31, 2022, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2022, our direct U.S. sales force consisted of 25 field sales representatives, 3 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to lingering pandemic issues. We also enter into agreements with integrated delivery health systems and healthcare supply contracting companies in the U.S. Our agreements with healthcare supply contracting companies enable us to sell and distribute our products and services to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals.

Financial Highlights and Outlook

Our revenue was $53.3 million in 2022 and $41.8 million in 2021. Our diluted earnings per share was $1.02 in 2022, and $0.74 in 2021. Our cash provided by operations was $10.0 million in 2022, and $11.3 million in 2021.

Our estimated installed base of medical devices is as follows:

	December 31,
	2022	2021
IV Infusion Pump Systems	6,582	6,062
Patient Vital Signs Monitoring Systems	1,596	1,138

COVID 19 Considerations

The worldwide COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the impact of federal, state, local and foreign governmental actions, consumer, supplier and hospital behavior in response to the pandemic and such governmental actions, and the economic and operating conditions.

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

	Percent of Revenue
	Years Ended December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	22.6	23.4
Gross profit	77.4	76.6
Operating expenses:
General and administrative	20.1	23.4
Sales and marketing	23.8	25.2
Research and development	4.3	4.6
Total operating expenses	48.2	53.2
Income from operations	29.3	23.5
Other income, net	1.0	0.0
Income before provision for income taxes	30.3	23.5
Provision for income tax expense	6.3	1.2
Net income	24.0%	22.3%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue by Geographic Region

	Years Ended December 31,
(In millions, except percent change)	2022	2021	Change
United States	$43.9	$33.5	31.0%
International	9.4	8.3	13.3
Total revenue	$53.3	$41.8	27.5%

Revenue by Type

	Years Ended December 31,
(In millions, except percent change)	2022	2021	Change
Devices:
MRI compatible IV infusion pump system	$14.5	$13.3	9.0%
MRI compatible patient vital signs monitoring system	21.7	13.8	57.2
Ferro Magnetic Detection Systems	0.3	—	N/A
Total Devices revenue	36.5	27.1	34.7
Disposables, service and other	14.6	12.8	14.1
Amortization of extended warranty agreements	2.2	1.9	15.8
Total revenue	$53.3	$41.8	27.5%

Revenue increased $11.5 million, or 27.5 percent, to $53.3 million from $41.8 million for the same period in 2021.

Revenue from sales in the U.S. increased $10.4 million, or 31.0 percent, to $43.9 million from $33.5 million for the same period in 2021. Revenue from sales internationally increased $1.1 million, or 13.3 percent, to $9.4 million from $8.3 million for the same period in 2021. Domestic sales accounted for 82.4 percent of total revenue for the year ended December 31, 2022, compared to 80.0 percent for the same period in 2021.

Revenue from sales of devices increased $9.4 million, or 34.7 percent, to $36.5 million from $27.1 million for the same period in 2021. This increase was the result of higher overall unit sales especially related to our patient vital signs monitoring systems.

Revenue from sales of our disposables, service and other increased $1.8 million, or 14.1 percent, to $14.6 million from $12.8 million for the same period in 2021. Revenue from the amortization of our extended warranty agreements increased $0.3 million, or 15.8%, to $2.2 million from $1.9 million for the same period in 2021. The increase in ancillary product sales aligns with the increased sales of our devices.

Cost of Revenue and Gross Profit

	Years Ended December 31,
(In millions, except gross profit percentage)	2022	2021
Revenue	$53.3	$41.8
Cost of revenue	12.0	9.8
Gross profit	$41.3	$32.0
Gross profit percentage	77.5%	76.6%

Cost of revenue increased approximately $2.2 million, or 22.4 percent, to $12.0 million for the year ended December 31, 2022, from $9.8 million for the same period in 2021. Gross profit increased approximately $9.3 million, or 29.1 percent, to $41.3 million for the year ended December 31, 2022 from $32.0 million for the same period in 2021. The increase in cost of revenue and gross profit is primarily due to higher revenue during the year ended December 31, 2022, compared to the same period in 2021.

Gross profit margin was 77.5 percent and 76.6 percent for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments and higher average selling prices in 2022 compared to 2021, offset by increased raw material costs due to inflation. The increase in year over year sales also positively impacts the ability to favorably absorb overhead costs increasing gross profit margin.

Operating Expenses

	Years Ended December 31,
(In millions, except percentage of revenue)	2022	2021
General and administrative	$10.7	$9.8
Percentage of revenue	20.1%	23.4%
Sales and marketing	$12.7	$10.6
Percentage of revenue	23.8%	25.2%
Research and development	$2.3	$1.9
Percentage of revenue	4.3%	4.6%

General and Administrative

General and administrative expense increased approximately $0.9 million, or 9.2 percent, to $10.7 million for the year ended December 31, 2022, from $9.8 million for the same period last year. This increase is primarily due to higher expenses for legal and professional costs, regulatory approval and certification costs, and payroll and employee benefits costs. These increases are a direct result of the continuous growth of the company and need for additional resources.

Sales and Marketing

Sales and marketing expense increased approximately $2.1 million, or 19.8 percent, to $12.7 million for the year ended December 31, 2022, from $10.6 million for the same period in 2021. This increase is primarily the result of higher expenses for sales commissions, sales activities and software costs, partially offset by lower expenses for payroll and benefits. These increases are a direct result of the continuous growth of the Company. Commissions and sales activity expenses increases in line with revenue growth.

Research and Development

Research and development expense increased approximately $0.4 million, or 21.1 percent, to $2.3 million for the year ended December 31, 2022, from $1.9 million for the same period in 2021. This is primarily due to higher expenses for prototype and consulting costs, offset by lower allocated payroll and benefits costs.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $550 thousand and $19 thousand for the years ended December 31, 2022 and 2021, respectively. This increase is primarily the result of higher interest income during the year ended December 31, 2022 compared to the same period in 2021.

Income Taxes

We recorded a provision for income tax expense of approximately $3.4 million for the year ended December 31, 2022, compared to a tax expense of approximately $0.5 million for the year ended December 31, 2021. Our effective tax rate for the year ended December 31, 2022 was 20.7 percent compared to 5.2 percent for the same period in 2021. The increase in our effective tax rate is primarily the result of higher book income before the provision for income taxes and tax benefits associated with the exercise and sale of employee options and vesting of restricted stock units that materially reduced the effective tax rate in 2021 but did not recur to the same extent in 2022.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2022, we had cash and investments of $57.9 million, stockholders’ equity of $73.7 million, and working capital of $68.9 million, compared to cash and cash equivalents and investments of $62.5 million, stockholders’ equity of $72.2 million, and working capital of $69.4 million as of December 31, 2021.

	For the Years Ended December 31,
(In millions)	2022	2021
Net cash provided by operating activities	$10.1	$11.3
Net cash (used in) provided by investing activities	$(1.4)	$0.6
Net cash (used in) provided by financing activities	$(12.7)	$0.0

Comparison of the Years Ended December 31, 2022 and 2021

Operating Activities

For the year ended December 31, 2022, cash provided by operations decreased $1.2 million to $10.1 million, from $11.3 million in 2021. During 2022, cash provided by operations was positively impacted by higher net income, prepaid expenses, accounts payable, and prepaid income taxes. Cash provided by operations was negatively impacted by net accounts receivable and accrued payroll and benefits.

Investing Activities

For the year ended December 31, 2022, cash related to investing activities decreased $2.0 million to a use of $1.4 million, from $0.6 million provided in 2021. During 2022, cash related to investing activities was impacted by maturities of investments, purchases of property and equipment, and capitalized intangible assets. During 2021, cash provided by investing activities was impacted by maturities of investments, partially offset by impacts from purchases of property and equipment, and capitalized intangible assets.

Financing Activities

For the year ended December 31, 2022, cash related to financing activities decreased $(12.7) million to a use of $(12.7) million, from $24 thousand provided in 2021. During 2022, cash provided by financing activities was related to a cash payment for a dividend, proceeds from the exercise of stock options, offset by taxes paid for the net share settlement of restricted stock units.

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

We believe our sources of liquidity, including cash flow from operations, existing cash, investments, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

●	Amount and timing of revenue and expenses;
●	Extent to which our existing and new products gain market acceptance;

●	Extent to which we make acquisitions;
●	Cost and timing of product development efforts and the success of these development efforts;
●	Cost and timing of selling and marketing activities; and
●	Availability of borrowings or other means of financing.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2022.

Interest Rate Risk

When able, we invest excess cash in bank money-market funds, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2022, we expect a corresponding change of approximately $526,000 in interest income earned on our excess cash held in interest bearing accounts.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2022, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1+	Form of Stock Option Agreement for Iradimed Corp. 2005 Incentive Stock Plan	S-1	333-196875	6/18/2014
10.2+	Iradimed Corporation Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36534	8/6/2020
10.3+	Form of Stock Option Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.4+	Form of Restricted Stock Award Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.5+	Form of Restricted Stock Unit Agreement (Time-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.6+	Form of Restricted Stock Unit Agreement (Performance-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.7	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.8+	Employment Agreement between the Registrant and John F Glenn, dated May 21, 2022	8-K	001-36534	7/8/2021
10.9†	Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on January 26, 2014	S-1	333-196875	6/18/2014
10.10†	Amendment Agreement to Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on March 26, 2019	8-K	001-36534	3/26/2019

10.11+	Employment Agreement between the Registrant and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of this Exhibit 101 inline XBRL Document set				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 2, 2023.

IRADIMED CORPORATION
(Registrant)

Dated: March 2, 2023	/s/ Roger Susi
By: Roger Susi
Chief Executive Officer and President
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Roger Susi and John Glenn as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2023
Roger Susi
/s/ John Glenn	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 2, 2023
John Glenn
/s/ Monty Allen	Director	March 2, 2023
Monty Allen
/s/ Anthony Vuoto	Director	March 2, 2023
Anthony Vuoto
/s/ James Hawkins	Director	March 2, 2023
James Hawkins
/s/ Hilda Scharen-Guivel	Director	March 2, 2023
Hilda Scharen-Guivel

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Revenue Recorded on the Sale of Extended Warranties

As discussed in Notes 1 and 2 to the financial statements, the Company recorded deferred revenue related to the sale of extended warranty agreements of $3,837,006 at December 31, 2022. The Company records contract liabilities, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance. Payments received on the sale of extended warranty agreements are deferred and recognized in revenue ratably over the agreement period, which is typically one to four years after control of the related product is transferred to the customer.

We identified deferred revenue recorded on the sale of extended warranties as a critical audit matter because of the complexities of the manual calculations performed by management in estimating the deferred revenue to recognize on the sale of extended warranties at year end. Auditing management’s estimates of deferred revenue to record on the sale of extended warranties required auditor judgment and an increase in audit effort due to the complexities of management’s manual calculations.

Our audit procedures related to deferred revenue recorded on the sale of extended warranties included the following, among others:

●	We obtained an understanding of the relevant controls related to deferred revenue recorded on the sale of extended warranties and tested such controls for design and operating effectiveness, including controls related to management’s review of the manual calculations.
●	We performed a test of details by agreeing a sample of extended warranty sales transactions to underlying customer contracts. For each selection, we recalculated the revenue recognized for the year ended December 31, 2022, and the expected deferred revenue balance at year end.
●	We tested the mathematical accuracy of management’s deferred revenue calculations and the timing of revenue recognized.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Orlando, Florida

March 2, 2023

F-3

IRADIMED CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$57,960,864	$61,999,550
Investments	—	501,855
Accounts receivable, net	13,274,521	5,136,599
Inventory, net	5,369,233	4,299,799
Prepaid expenses and other current assets	630,960	1,000,716
Prepaid income taxes	254,093	3,306,438
Total current assets	77,489,671	76,244,957
Property and equipment, net	2,399,812	2,069,376
Intangible assets, net	2,069,439	1,118,584
Operating lease right-of-use asset, net	2,205,286	2,482,084
Deferred tax asset, net	700,867	765,096
Other assets	648,672	201,325
Total assets	$85,513,747	$82,881,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,799,316	$782,903
Accrued payroll and benefits	2,871,890	2,814,560
Other accrued taxes	121,919	140,315
Warranty reserve	94,030	108,880
Deferred revenue	3,373,122	2,553,096
Current portion of operating lease liability	293,466	276,568
Other current liability	—	146,435
Total current liabilities	8,553,743	6,822,757
Deferred revenue	1,375,197	1,679,343
Operating lease liability, less current portion	1,911,820	2,205,516
Total liabilities	11,840,760	10,707,616
Stockholders’ equity:
Common Stock	1,259	1,254
Additional paid-in capital	26,407,446	25,160,618
Retained earnings	47,264,282	46,994,922
Accumulated other comprehensive income	—	17,012
Total stockholders’ equity	73,672,987	72,173,806
Total liabilities and stockholders’ equity	$85,513,747	$82,881,422

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2022	2021
Revenue	$53,303,145	$41,814,581
Cost of revenue	12,020,742	9,764,656
Gross profit	41,282,403	32,049,925
Operating expenses:
General and administrative	10,697,067	9,771,462
Sales and marketing	12,679,610	10,555,738
Research and development	2,278,081	1,905,043
Total operating expenses	25,654,758	22,232,243
Income from operations	15,627,645	9,817,682
Other income, net	553,104	18,605
Income before income taxes	16,180,749	9,836,287
Provision for income tax expense	3,352,262	510,816
Net income	$12,828,487	$9,325,471
Net income per share
Basic	$1.02	$0.76
Diluted	$1.02	$0.74
Weighted average shares outstanding
Basic	12,562,856	12,346,173
Diluted	12,635,971	12,590,853

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021
Net income	$12,828,487	$9,325,471
Other comprehensive (loss):
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $9,098 and $(11,486), respectively	(10,953)	(6,027)
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $1,966 and $4,545, respectively	(6,059)	(14,048)
Other comprehensive loss	(17,012)	(20,075)
Comprehensive income	$12,811,475	$9,305,396

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2020	12,308,432	$1,231	$23,676,843	$37,669,451	$37,087	$61,384,612
Net income	—	—	—	9,325,471	—	9,325,471
Other comprehensive loss	—	—	—	—	(20,075)	(20,075)
Stock-based compensation	—	—	1,459,373	—	—	1,459,373
Net share settlement of restricted stock units	44,658	4	(598,821)	—	—	(598,817)
Exercise of stock options	190,934	19	623,223	—	—	623,242
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	12,828,487	—	12,828,487
Dividends paid	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(17,012)	(17,012)
Stock-based compensation	—	—	1,394,106	—	—	1,394,106
Net share settlement of restricted stock units	31,414	3	(293,984)	—	—	(293,981)
Exercise of stock options	15,566	2	146,706	—	—	146,708
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$—	$73,672,987

See accompanying notes to financial statements.

iRadimed Corporation

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Operating activities:
Net income	$12,828,487	$9,325,471
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	102,767	13,876
Change in provision for excess and obsolete inventory	55,737	118,217
Depreciation and amortization	670,673	1,406,823
Disposal of property and equipment	(1,741)	5,544
Stock-based compensation	1,394,106	1,459,373
Deferred income taxes, net	57,097	523,607
Gain on maturity of investments	(8,025)	(18,593)
Changes in operating assets and liabilities:
Accounts receivable	(8,240,688)	(575,543)
Inventory	(1,308,956)	(393,316)
Prepaid expenses and other current assets	305,936	(1,038,047)
Other assets	(398,224)	26,557
Accounts payable	1,124,972	30,414
Accrued payroll and benefits	57,330	1,099,778
Other accrued taxes	(18,396)	36,334
Warranty reserve	(14,850)	18,826
Deferred revenue	530,576	48,062
Other current liabilities	(146,435)	—
Prepaid income taxes	3,052,345	(829,227)
Net cash provided by operating activities	$10,042,711	11,258,156
Investing activities:
Proceeds from maturity of investments	$500,000	1,390,000
Purchases of property and equipment	(823,019)	(482,325)
Capitalized intangible assets	(1,051,978)	(259,434)
Net cash (used in) provided by investing activities	$(1,374,997)	648,241
Financing activities:
Dividends	$(12,559,127)	—
Proceeds from stock option exercises	146,708	623,242
Taxes paid for net share settlement of restricted stock units	(293,981)	(598,817)
Net cash (used in) provided by financing activities	$(12,706,400)	24,425
Net (decrease) increase in cash and cash equivalents	$(4,038,686)	11,930,822
Cash and cash equivalents, beginning of year	61,999,550	50,068,728
Cash and cash equivalents, end of year	$57,960,864	$61,999,550
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,711,500	$970,000
Right-of-use asset recognized in exchange for new lease obligation	$—	$27,713
Operating and short-term lease payments recorded within cash flow from operating activities	$534,469	$490,108

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2022 and 2021, our allowance for doubtful accounts was $160,498 and $60,361, respectively.

Investments

Our investments consisted of corporate debt securities and are considered available-for-sale. The specific identification method is used to determine the cost basis of investments sold. Our investments are recorded in our Balance Sheets at fair value. We classified our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments are included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses and impairment losses that are determined to be other-than-temporary are recorded in other income, net in our Statements of Operations. We currently do not own any corporate bonds but should direct debt securities be utilized in the future, we would treat them as described above.

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

Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates, material usage costs and direct labor incurred in correcting a product failure. Actual product failure rates, material usage costs and the amount of labor required to repair products that differ from estimates result in revisions to the estimated liability. We warrant for a limited period of time that our products will be free from defects in materials and workmanship. We estimate warranty allowances based on historical warranty experience. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our provision for product warranty is understated could result in increases to our cost of revenue and a reduction in our operating profits and results of operations. Historically, warranty expenses have not been material to our financial statements.

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

In December 2022 and 2021, the Company granted Performance-Based Restricted Stock Units (“PSUs”) to certain employees under the Company’s Long-Term Incentive Pan (“LTIP”), which was adopted under the Company’s Amended and Restated 2014 Equity Incentive Plan. Payouts of the PSUs will be based on the Company’s total shareholder return compared to a peer group or index total shareholder return. For purposes of the LTIP, total shareholder return is calculated as the share price at the end of the performance period, which is three years, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0 percent and 200 percent, depending on the Company’s performance.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. GAAP. Comprehensive income included unrealized gains and losses on our investments classified as available for sale while those investments were held.

Basic and Diluted Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The stock options, restricted stock units, and performance-based restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2022	2021

Net income	$12,828,487	$9,325,471
Weighted-average shares outstanding — Basic	12,562,856	12,346,173
Effect of dilutive securities:
Stock options	20,106	172,792
Restricted stock units	43,037	59,996
Performance-based restricted stock units	9,972	11,892
Weighted-average shares outstanding — Diluted	12,635,971	12,590,853
Basic net income per share	$1.02	$0.76
Diluted net income per share	$1.02	$0.74

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	As of December 31,
	2022	2021

Anti-dilutive stock options and restricted stock units	22,744	4,597

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

Pandemic Considerations

We continue to monitor developments associated with the recent evolving pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the recent and potential future pandemics depends on several factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from disruptions in our supply chain and manufacturing operations, delays in payments on outstanding accounts receivable, uncertain demand for our products, and effects of any actions we may take to address financial and operational challenges our customers may face. Our future results may potentially be heavily determined by global vaccination rates, duration of the pandemic, its geographic spread, further business disruptions and the overall impact on the global economy.

We are actively managing our response to the recent pandemic and continue to work with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which a pandemic, may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2022

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and experimental expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. This change is applied from 2022 onward prospectively and impacts the timing of the related cash tax payments as the deductions are disallowed for tax in the year incurred but allowed for tax purposes to be amortized and deducted over 5 years. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities by approximately $0.5 million. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with a retroactive effect. In the meantime, we expect to continue to make additional Federal tax payments based on current Section 174 tax law. The impact on Section 174 on our cash from operations depends on the amount of research and experimental expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from current interpretation, among other things.

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

Revenue information by geographic region is as follows:

	For the Years Ended December 31,
	2022	2021
United States	$43,898,735	$33,462,659
International	9,404,410	8,351,922
Total revenue	$53,303,145	$41,814,581

Revenue information by type is as follows:

	For the Years Ended December 31,
	2022	2021
Devices:
MRI compatible IV infusion pump system	$14,526,017	$13,289,064
MRI compatible patient vital signs monitoring systems	21,721,720	13,781,098
Ferro Magnetic Detection Systems	257,112	—
Total Devices revenue	36,504,849	27,070,162
Disposables, service and other	14,622,327	12,797,605
Amortization of extended warranty agreements	2,175,969	1,946,814
Total revenue	$53,303,145	$41,814,581

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2022	2021
Advance payments from customers	$896,617	$551,267
Shipments in-transit	14,696	70,295
Extended warranty agreements	3,837,006	3,610,877
Total	$4,748,319	$4,232,439

Changes in the contract liabilities during the period are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2020	$4,254,672
Increases due to cash received from customers	4,421,712
Decreases due to recognition of revenue	(4,443,945)
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	5,094,184
Decreases due to recognition of revenue	(4,578,304)
Contract liabilities, December 31, 2022	$4,748,319

Capitalized Contract Costs

Our capitalized contract costs totaled $340,044 and $357,810 as of December 31, 2022 and 2021, respectively.

3 — Inventory, net

Inventory consists of:

	As of December 31,
	2022	2021
Raw materials	$4,827,113	$3,777,846
Work in process	369,761	191,722
Finished goods	411,647	513,782
Inventory before allowance for excess and obsolete	5,608,521	4,483,350
Allowance for excess and obsolete	(239,288)	(183,551)
Total	$5,369,233	$4,299,799

4 — Property and Equipment, net

Property and equipment consist of:

	As of December 31,
	2022	2021
Computer software and hardware	$1,121,455	$837,826
Furniture and fixtures	1,573,587	1,252,434
Leasehold improvements	259,146	237,086
Machinery and equipment	2,210,181	2,066,003
Tooling in-process	665,773	537,043
	5,830,142	4,930,392
Accumulated depreciation	(3,430,330)	(2,861,016)
Total	$2,399,812	$2,069,376

Depreciation and amortization expense of property and equipment was $569,551 and $532,275 for the years ended December 31, 2022 and 2021, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2022	2021
United States	$2,248,308	$1,855,012
International	151,504	214,364
Total property and equipment, net	$2,399,812	$2,069,376

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2022	2021
Patents — in use	$321,873	$302,338
Patents — Fully Amortized	70,164	70,164
Patents — in process	123,153	111,593
Internally developed software — in use	872,218	872,218
Internally developed software — in process	1,489,322	468,441
Trademarks	27,697	27,697
	2,904,427	1,852,451
Accumulated amortization	(834,988)	(733,867)
Total	$2,069,439	$1,118,584

Amortization expense of intangible assets was $101,122 and $101,735 for the two years ended December 31, 2022, and 2021, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2023	$100,946
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945

6 — Investments

Our investments consist of bonds that we have classified as available-for-sale and are summarized in the following tables:

As of December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporations	$—	$—	$—	$—

As of December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporations	$491,975	$9,880	$—	$501,855

7 — Fair Value Measurements

The fair value of our assets and liabilities subject to recurring fair value measurements are as follows:

Fair Value at December 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporations	$—	$—	$—	$—

Fair Value at December 31, 2021
		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. corporations	$501,855	$—	$501,855	$—

Our corporate bonds are valued by the third-party custodian at closing prices from national exchanges or pricing vendors on the valuation date.

8 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income related to unrealized gains and (losses) on our investments was as follows:

Unrealized Gains
(Losses) on
Available-For-Sale
Securities
Balance at December 31, 2020	$37,087
Losses, net	(6,027)
Reclassification realized in net earnings	(14,048)
Balance at December 31, 2021	$17,012
Losses, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at December 31, 2022	$—

9 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan initially reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. On June 12, 2020, the shareholders approved an amendment to the 2014 Plan, which reserved an additional 1,000,000 shares of our common stock for the various equity awards mentioned above. As of December 31, 2022, there were 1,030,987 shares available for future awards under the 2014 Plan.

Stock-based compensation was recognized as follows in the Statements of Operations:

	For the Years Ended December 31,
	2022	2021
Cost of revenue	$195,574	$249,227
General and administrative	604,626	681,557
Sales and marketing	438,864	372,046
Research and development	155,042	156,543
Total stock-based compensation expense	$1,394,106	$1,459,373

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (Yrs.)	Value
Outstanding beginning of period	39,576	$8.92	—	$—

Options granted	—	—	—	—
Options exercised	(15,566)	9.42	—	—
Options cancelled	—	—	—	—
Options expired	—	—	—	—
Outstanding end of period	24,010	$8.59	1.87	$472,885
Exercisable	24,010	$8.59	1.87	$472,885

The total intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was $598,967 and $7,104,183 respectively.

No options were granted during the years ended December 31, 2022 and December 31, 2021.

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2022:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2021	131,182	$30.18
Granted	90,084	$29.85
Vested	(40,758)	$27.98
Cancelled/Forfeited	(29,171)	$30.23
Unvested at December 31, 2022	151,337	$30.57

As of December 31, 2022, we had $4,122,217 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance-Based Restricted Stock Units

The following table presents a summary of our Performance-Based Restricted Stock Unit (“PSU”) activity as of and for the year ended December 31, 2022:

	Performance-Based	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested at December 31, 2021	18,301	$43.31
Granted	18,819	$28.56
Vested	—	$—
Cancelled/Forfeited	(9,236)	$42.16
Unvested at December 31, 2022	27,884	$33.74

During the year ended December 31, 2022, the Company awarded 18,819 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

During the year ended December 31, 2021, the Company awarded 8,956 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

Based on the level of achievement of the performance criteria at the end of the three years for each of the PSUs awarded, the number of shares earned can range from 0 percent to 200 percent of the remaining shares outstanding; therefore, the maximum number of shares that can be issued under these awards is twice the original remaining outstanding awards of 27,884 PSUs, or 55,768 shares. Currently, for accounting purposes, we assume the full 55,768 are probable.

For the year ended December 31, 2022, the Company recognized $12,249 in stock compensation expense related to the 18,819 PSUs granted in December 2022 compared to $11,775 in stock compensation expense for the same period recognized in 2021 related to the 8,956 PSUs granted in December 2021. The fair value of the December 2022 grants will be calculated using a Monte-Carlo simulation model with a three-year term and an applicable risk-free interest rate. The resulting difference in stock compensation expense is expected to be immaterial and will be recorded in the first quarter of 2023.

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

As of December 31, 2022, we had $743,237 of unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average period of 2.59 years.

10 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2022	2021
Interest income	$581,852	$34,806
Realized gains on maturities of investments	8,025	18,593
Foreign currency exchange losses	(36,773)	(34,794)
Total other income, net	$553,104	$18,605

11 — Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2022	2021
Current taxes:
U.S. federal	$2,936,394	$—
State	349,669	14,632
Foreign	1,789	1,439
Total current tax expense	3,287,852	16,071
Deferred taxes:
U.S. federal	(105,068)	399,512
State	169,478	95,233
Total deferred tax expense	64,410	494,745
Provision for income tax expense	$3,352,262	$510,816

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Deferred income tax assets (liabilities):
Stock compensation	$227,682	$208,149
Deferred revenue	533,600	570,156
Reserves and allowances	258,016	232,967
Research and development credits carryforward	—	195,481
Net operating loss carryforward	—	215,133
Depreciation and amortization	(400,869)	(496,981)
Accrued expenses	(16,565)	(33,340)
Other, net	99,005	(126,469)
Total deferred income taxes, net	$700,869	$765,096

At December 31, 2022 the Company expects to fully utilize their carryforward net operating losses for state tax purposes. Many states follow the 20-year carryforward period for net operating losses; however, a select few have a shorter expiration period.

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%
CARES Act NOL carryback	(0.1)	(0.2)
Incentive stock options	—	—
Stock compensation expense and tax windfalls upon exercises and vesting	(0.7)	(15.2)
State taxes, net of federal benefit	3.2	1.1
Permanent items	0.4	0.3
Provision to return adjustments	(0.3)	(0.8)
Compensation limitations	—	—
Foreign taxes	—	—
Foreign derived intangible income	(1.3)	(0.2)
Research and development credits	(1.1)	(0.8)
Other	(0.4)	—
Effective rate	20.7%	5.2%

As of December 31, 2022 and December 31, 2021, we did not identify or accrue for any uncertain tax positions. We are currently not aware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for years through 2022. There are no federal income tax returns currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2018 and subsequent years and various other U.S. state income taxes for 2017 and subsequent years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the need for a valuation allowance for deferred tax assets, considering the reversal of temporary differences, and believes it is more likely than not that the Company will realize the net deferred income tax assets as of December 31, 2022.

12 — Leases

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the year ended December 31, 2022 and 2021, the Company paid Susi, LLC $492,643 and $461,874 respectively related to this lease. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we will exercise the remaining five-year option, resulting in a remaining lease term of 7.4 years as of December 31, 2022. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Statements of Operations is as follows:

	For the Years Ended
	December 31,
	2022	2021
Cost of revenue	$223,880	$209,897
General and administrative	263,346	213,383
Sales and marketing	12,529	11,747
Research and development	34,713	32,545
Total	$534,468	$467,572

Lease costs for short-term leases were immaterial for the years ended December 31, 2022 and 2021.

Maturity of Operating lease liability as of December 31, 2022, is as follows:

2023	$415,294
2024	415,294
2025	415,294
2026	409,596
2027	409,596
Thereafter	989,856
Total lease payments	3,054,930
Imputed interest	(441,230)
Present value of lease liability	$2,613,700

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019. We will reassess the lease accounting terms and assumptions once the details regarding completion of new manufacturing facility and planned departure of the current facility is finalized.

13 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $479,155 and $434,904, respectively, for the years ended December 31, 2022, and 2021. Employer contributions vest immediately.

14 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $8,021,403 and $5,604,456 as of December 31, 2022 and 2021, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is immaterial and have not recorded a liability for these agreements as of December 31, 2022.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

15 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2022, there was no preferred stock issued or outstanding.

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

Redemption. The Common Stock is not redeemable.

16 — Subsequent Events

On February 2, 2023, the Board of Directors declared a special cash dividend of $1.05 per share on the Company’s common stock. On February 21, 2023, we paid $13,222,907 to shareholders of record at the close of business on February 17, 2023.

On February 2, 2023, the Company entered into a reinstatement and amendment to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership dated as of November 1, 2022, pursuant to which the parties agreed to consummate a sale of real property located in Orange County, Florida. Pursuant to the terms of the Reinstatement, the parties consummated the sale of approximately 26.518 acres of land to the Company for a purchase price of $6,200,000. The property was acquired as a site for future office space development to accommodate our increased operations and anticipated growth.