Form 10-Q
period 2023-03-31
IRADIMED CORP
filed 2023-05-04
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-36534

IRADIMED CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1025 Willa Springs Drive Winter Springs, Florida	32708
(Address of principal executive offices)	(Zip Code)

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

The registrant had 12,594,797 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2023.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	market and economic uncertainty caused by any or all public health concerns such as pandemics;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, climate change, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;

●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions; including carbon taxes;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.
●	pandemic-related uncertainties may potentially affect our financial position, operations, and cash flows. We are actively managing our response, but the extent of future impact remains uncertain.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,777,158	$57,960,864
Accounts receivable, net of allowance for doubtful accounts of $341,287 as of March 31, 2023, and $160,498 as of December 31, 2022	11,533,214	13,274,521
Inventory, net	6,312,265	5,369,233
Prepaid expenses and other current assets	675,748	630,960
Prepaid income taxes	—	254,093
Total current assets	61,298,385	77,489,671
Property and equipment, net	8,643,485	2,399,812
Intangible assets, net	2,205,287	2,069,439
Operating lease right-of-use asset	2,347,719	2,205,286
Deferred income taxes, net	622,206	700,867
Other assets	502,953	648,672
Total assets	$75,620,035	$85,513,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,756,177	$1,799,316
Accrued payroll and benefits	1,616,636	2,871,890
Other accrued taxes	58,587	121,919
Warranty reserve	101,018	94,030
Deferred revenue	2,071,016	3,373,122
Current portion of operating lease liabilities	409,295	293,466
Other current liabilities	250,000	—
Accrued income taxes	493,392	—
Total current liabilities	6,756,121	8,553,743
Deferred revenue	2,585,579	1,375,197
Operating lease liabilities, less current portion	1,938,424	1,911,820
Total liabilities	11,280,124	11,840,760
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,594,576 shares issued and outstanding as of March 31, 2023, and 12,591,004 shares issued and outstanding as of December 31, 2022	1,259	1,259
Additional paid-in capital	26,891,212	26,407,446
Retained earnings	37,447,440	47,264,282
Total stockholders’ equity	64,339,911	73,672,987
Total liabilities and stockholders’ equity	$75,620,035	$85,513,747

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue	$15,475,083	$12,310,710
Cost of revenue	3,753,635	2,931,186
Gross profit	11,721,448	9,379,524
Operating expenses:
General and administrative	3,920,510	2,715,950
Sales and marketing	2,999,976	3,069,556
Research and development	793,716	519,095
Total operating expenses	7,714,202	6,304,601
Income from operations	4,007,246	3,074,923
Other income (expense), net	342,409	(14,915)
Income before provision for income taxes	4,349,655	3,060,008
Provision for income tax expense	943,589	573,295
Net income	$3,406,066	$2,486,713
Net income per share:
Basic	$0.27	$0.20
Diluted	$0.27	$0.20
Weighted average shares outstanding:
Basic	12,593,033	12,552,817
Diluted	12,686,699	12,655,518

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$3,406,066	$2,486,713
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $0 and $3,532, respectively	—	(10,885)
Other comprehensive loss	—	(10,885)
Comprehensive income	$3,406,066	$2,475,828

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$—	$73,672,987
Net income	—	—	—	3,406,066	—	3,406,066
Dividends paid ($1.05 per share)	—	—	—	(13,222,907)	—	(13,222,907)
Stock-based compensation expense	—	—	533,643	—	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,878)	—	—	(49,878)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,211	$37,447,441	$—	$64,339,911

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid ($1.00 per share)	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$3,406,066	$2,486,713
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	180,788	4,219
Change in provision for excess and obsolete inventory	86,690	12,254
Depreciation and amortization	182,550	433,925
(Gain) on disposal of property and equipment	—	(4,894)
Stock-based compensation	533,643	453,360
Deferred income taxes, net	78,656	(52,043)
Changes in operating assets and liabilities:
Accounts receivable	1,560,519	(1,380,681)
Inventory	(1,183,364)	82,909
Prepaid expenses and other current assets	(75,434)	(369,791)
Other assets	160,940	39,481
Accounts payable	105,448	186,340
Accrued payroll and benefits	(1,255,254)	(937,085)
Other accrued taxes	(63,332)	(17,854)
Warranty reserve	6,988	(2,147)
Deferred revenue	(76,298)	(117,726)
Other current liabilities	250,000	(7,994)
Prepaid income taxes	747,486	617,201
Net cash provided by operating activities	4,646,092	1,426,187
Investing activities:
Proceeds from maturities of investments	—	—
Purchases of property and equipment	(6,395,930)	(183,352)
Capitalized intangible assets	(161,084)	(241,342)
Net cash used in investing activities	(6,557,014)	(424,694)
Financing activities:
Dividends paid	(13,222,907)	(12,559,127)
Proceeds from exercises of stock options	—	71,948
Taxes paid related to the net share settlement of equity awards	(49,876)	(67,380)
Net cash used in financing activities	(13,272,783)	(12,554,559)
Net decrease in cash and cash equivalents	(15,183,706)	(11,553,066)
Cash and cash equivalents, beginning of period	57,960,864	61,999,550
Cash and cash equivalents, end of period	$42,777,158	$50,446,484
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$8,137
ROU asset recognized in exchange for new lease obligation	$227,980	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$161,814	$128,083

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and other interim periods, or future years or periods.

The accompanying interim condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1, are consistent in all material respects with those described in Note 1 of our Form 10-K.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements to be Implemented

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on ASU 2016-03. We have adopted previously mentioned ASU starting January 1, 2023 and it did not result in a material impact on our financial condition, results of operations or cash flows.

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
United States	$11,979,523	$9,979,340
International	3,495,560	2,331,370
Total revenue	$15,475,083	$12,310,710

Revenue information by type is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$5,538,817	$3,281,939
MRI Compatible Patient Vital Signs Monitoring Systems	4,696,818	5,194,751
Ferro Magnetic Detection Systems	300,589	—
Total Devices revenue	10,536,224	8,476,690
Disposables, services and other	4,431,741	3,318,902
Amortization of extended warranty agreements	507,118	515,118
Total revenue	$15,475,083	$12,310,710

Contract Liabilities

Our contract liabilities consist of:

	March 31,	December 31,
	2023	2022
	(unaudited)
Advance payments from customers	$745,355	$896,617
Shipments in-transit	15,426	14,696
Extended warranty agreements	3,895,814	3,837,006
Total	$4,656,595	$4,748,319

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	1,100,957
Decreases due to recognition of revenue	(1,192,681)
Contract liabilities, March 31, 2023	$4,656,595

Deferred
Revenue
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	1,065,095
Decreases due to recognition of revenue	(1,248,703)
Contract liabilities, March 31, 2022	$4,048,831

Capitalized Contract Costs

Our capitalized contract costs totaled $320,752 and $340,044 as of March 31, 2023 and December 31, 2022, respectively, and are classified as other assets on the balance sheet.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022

	(unaudited)
Net income	$3,406,066	$2,486,713
Weighted-average shares outstanding — Basic	12,593,033	12,552,817
Effect of dilutive securities:
Stock options	18,332	26,293
Restricted stock units	44,442	53,864
Performance-based restricted stock units	30,892	22,544
Weighted-average shares outstanding — Diluted	12,686,699	12,655,518
Basic net income per share	$0.27	$0.20
Diluted net income per share	$0.27	$0.20

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
Anti-dilutive stock options and restricted stock units	15,396	593

4 — Inventory, net

Inventory consists of:

	March 31,	December 31,
	2023	2022
	(unaudited)
Raw materials	$5,342,591	$4,827,113
Work in process	658,267	369,761
Finished goods	637,384	411,647
Inventory before allowance for excess and obsolete	6,638,242	5,608,521
Allowance for excess and obsolete	(325,977)	(239,288)
Total	$6,312,265	$5,369,233

5 — Property and Equipment, net

Property and equipment consist of:

	March 31,	December 31,
	2023	2022
	(unaudited)
Land	$6,200,000	$—
Computer software and hardware	1,190,697	1,121,455
Furniture and fixtures	1,597,127	1,573,587
Leasehold improvements	264,694	259,146
Machinery and equipment	2,355,298	2,210,181
Tooling in-process	623,312	665,773
	12,231,128	5,830,142
Accumulated depreciation	(3,587,643)	(3,430,330)
Total	$8,643,485	$2,399,812

Depreciation expense of property and equipment was $157,314 and $134,870 for the three months ended March 31, 2023 and 2022, respectively.

Land Acquisition

On February 2, 2023, the Company entered into a reinstatement and amendment to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership dated as of November 1, 2022, pursuant to which the parties agreed to consummate a sale of real property located in Orange County, Florida. Pursuant to the terms of the Reinstatement, the parties consummated the sale of approximately 26.5 acres of land to the Company for a purchase price of $6,200,000. The property was acquired as a site for future development of manufacturing, research labs, and office space to accommodate our increased operations and anticipated growth.

Property and equipment, net, information by geographic region is as follows:

	March 31,	December 31,
	2023	2022
	(unaudited)
United States	$8,435,562	$2,248,308
International	207,923	151,504
Total property and equipment, net	$8,643,485	$2,399,812

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	March 31,	December 31,
	2023	2022
	(unaudited)
Patents — in use	$321,873	$321,873
Patents — fully amortized	70,164	70,164
Patents — in process	126,244	123,153
Internally developed software — in use	872,218	872,218
Internally developed software — in process	1,647,316	1,489,322
Trademarks	27,697	27,697
	3,065,512	2,904,427
Accumulated amortization	(860,225)	(834,988)
Total	$2,205,287	$2,069,439

Amortization expense of intangible assets was $25,236 and $25,256 for the three months ended March 31, 2023 and 2022, respectively.

Expected annual amortization expense for the remaining portion of 2023 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months ending December 31, 2023	$75,709
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945
2028	$9,343

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

As of March 31, 2023 we did not have any asset or liabilities subject to recurring fair value measurements.

8 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2023 and 2022 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2022	$—
Loss on available-for-sale securities, net	—
Reclassification realized in net earnings	—
Balance at March 31, 2023	$—

Balance at December 31, 2021	$17,012
Loss on available-for-sale securities, net	(10,885)
Reclassification realized in net earnings	—
Balance at March 31, 2022	$6,127

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
Cost of revenue	$61,743	$79,425
General and administrative	289,385	196,769
Sales and marketing	137,207	137,422
Research and development	45,309	39,744
Total	$533,643	$453,360

As of March 31, 2023, we had $3,802,104 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.65 years. As of March 31, 2023, we had $856,794 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.44 years.

The following table presents a summary of our equity award activity for the three months ended March 31, 2023 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	24,010	151,337	27,884
Awards granted	—	3,656	—
Awards exercised/vested	—	(4,987)	—
Awards canceled/ forfeited	—	(70)	—
Outstanding end of period	24,010	149,936	27,884

10 — Income Taxes

For the three months ended March 31, 2023, we recorded a provision for income tax expense of $943,589. Our effective tax rate was 21.7 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three months ended March 31, 2022, we recorded a provision for income tax expense of $573,295. Our effective tax rate was 18.7 percent and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense.

As of March 31, 2023 and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

11 — Leases

We have entered into operating lease contracts for our plant and office space and various office equipment.

We have one material lease contract outstanding. In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the three months ended March 31, 2023 and 2022, the Company paid Susi, LLC $127,817 and $118,504 respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 7.1 years as of March 31, 2023. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

We will reassess the lease accounting terms and assumptions once the details regarding completion of a new manufacturing facility and planned departure of the current facility is finalized.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
Cost of revenue	$58,086	$53,854
General and administrative	91,471	54,710
Sales and marketing	3,251	3,014
Research and development	9,006	8,350
Total	$161,814	$119,928

Lease costs for short-term leases were immaterial for the three months ended March 31, 2023, and 2022.

Maturity of our operating lease liability as of March 31, 2023, is as follows:

Nine months ending December 31, 2023	$403,390
2024	535,954
2025	430,004
2026	411,008
2027	409,596
Thereafter	989,856
Total lease payments	3,179,808
Imputed interest	(420,811)
Present value of lease liability	$2,758,997

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $11,421,800 and $8,021,403 as of March 31, 2023 and December 31, 2022, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of March 31, 2023 and December 31, 2022, we accrued approximately $250,000 and $0, respectively, related to various matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022 and the cautionary information regarding forward-looking statements at the beginning of this Quarterly Report.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of March 31, 2023 our direct U.S. sales force consisted of 28 field sales representatives, 3 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the first quarter ended March 31, 2023, our revenue increased $3.2 million, or 25.7 percent, to $15.2 million, compared to $12.3 million for the first quarter last year. Income before the provision for income taxes was $4.6 million for the first quarter 2023, compared to $3.1 million for the first quarter last year. Net income was $3.4 million, or $0.27 per diluted share in the first quarter ended March 31, 2023, compared to $2.5 million, or $0.20 per share in the first quarter last year.

For the remainder of 2023, we expect higher revenue when compared to the same period in 2022 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2022 primarily due to higher sales and marketing, and general and administrative expenses.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2023.

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

	Percent of Revenue
	Three Months Ended
	March 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	24.3	23.8
Gross profit	75.7	76.2
Operating expenses:
General and administrative	25.3	22.1
Sales and marketing	19.4	24.9
Research and development	5.1	4.2
Total operating expenses	49.8	51.2
Income from operations	25.9	25.0
Other income (expense), net	2.2	(0.1)
Income before provision for income taxes	28.1	24.9
Provision for income tax expense	6.1	4.7
Net income	22.0%	20.2%

Three Months Ended March 31, 2023 and 2022

Revenue by Geographic Region

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
United States	$11,979,523	$9,979,340
International	3,495,560	2,331,370
Total revenue	$15,475,083	$12,310,710

Revenue by Type

	Three Months Ended
	March 31,
	2023	2022

	(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$5,538,817	$3,281,939
MRI Compatible Patient Vital Signs Monitoring Systems	4,696,818	5,194,751
Ferro Magnetic Detection Systems	300,589	—
Total Devices revenue	10,536,224	8,476,690
Disposables, services and other	4,431,741	3,318,902
Amortization of extended warranty agreements	507,118	515,118
Total revenue	$15,475,083	$12,310,710

For the three months ended March 31, 2023, revenue increased $3.2 million, or 25.7 percent, to $15.5 million from $12.3 million for the same period in 2022.

Revenue from sales in the U.S. increased $2.0 million, or 20.0 percent, to $12.0 million for the first quarter 2023, from $10.0 million for the first quarter 2022. Revenue from sales internationally increased $1.2 million, or

49.9 percent, to $3.5 million for the first quarter 2023, from $2.3 million for the first quarter 2022. Domestic sales accounted for 77.4 percent of revenue for the first quarter 2023, compared to 81.1 percent for the first quarter 2022.

Revenue from sales of devices increased $2.1 million, or 24.3 percent, to $10.5 million for the three months ended March 31, 2023, from $8.5 million for the same period in 2022.

Revenue from sales of our disposables, service and other increased $1.1 million, or 33.5 percent, to $4.4 million for the three months ended March 31, 2023, from $3.3 million for the same period in 2022. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended March 31, 2023 and 2022.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2023	2022
Revenue	$15,475,083	$12,310,710
Cost of revenue	3,753,635	2,931,186
Gross profit	$11,721,448	$9,379,524
Gross profit percentage	75.7%	76.2%

For the three months ended March 31, 2023 and 2022, cost of revenue increased $0.8 million, or 28.1 percent to $3.8 million from $2.9 million for the same period 2022. Gross profit increased $2.3 million, or 25.0 percent, to $11.7 million for the first quarter 2023 from $9.4 million for the same period in 2022. Gross profit margin was 75.7 percent for first quarter 2023, compared to 76.2 percent for the first quarter 2022. The decrease in gross profit margin is primarily due to an unfavorable overhead variance adjustment, sales mix, and increased raw material costs due to inflation.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$3,920,510	$2,715,950
Percentage of revenue	25.3%	22.1%
Sales and marketing	$2,999,976	$3,069,556
Percentage of revenue	19.4%	24.9%
Research and development	$793,716	$519,095
Percentage of revenue	5.1%	4.2%

General and Administrative

For the three months ended March 31, 2023, general and administrative expense increased $1.2 million, or 44.4 percent, to $3.9 million from $2.7 million for the same period last year. This increase is primarily due to higher legal and professional expenses and increased payroll and benefit expenses.

Sales and Marketing

For the three months ended March 31, 2023, sales and marketing expense decreased $0.1 million, or 2.3 percent, to $3.0 million from $3.1 million for the same period last year. This decrease is primarily due to lower sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended March 31, 2023, and 2022, research and development expense increased $0.3 million, or 52.9 percent to $0.8 million from $0.5 million for the same period last year. This is primarily due to higher consulting expenses related to next generation pump, payroll and benefits expenses offset by reductions in prototype expense.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2023, other income net increased $0.4 million, to $0.3 million from a loss of $(15,000) for the same period last year. This increase is due to interest received on money market fund investments.

Income Taxes

For the three months ended March 31, 2023, we recorded a provision for income tax expense of $943,589. Our effective tax rate was 21.7 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three months ended March 31, 2022, we recorded a provision for income tax expense of $573,295. Our effective tax rate was 18.7 percent and differed from the U.S. Federal statutory rate primarily due to benefits from foreign derived intangible income, stock compensation and research and development tax credits, partially offset by U.S. state income tax expense. For the full year 2023, we expect an effective tax rate of approximately 22 percent.

As of March 31, 2023, and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2017 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of March 31, 2023, we had cash and cash equivalents of $42.8 million, stockholders’ equity of $64.3 million, and working capital of $54.5 million. During the quarter ended March 31, 2023, we paid a special dividend of $13.2 million to our shareholders. As of December 31, 2022, we had cash and investments of $57.9 million, stockholders’ equity of $73.7 million, and working capital of $68.9 million.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We have acquired land from an unrelated party and plan to make subsequent improvements thereon in the next two years to accommodate our increased operations and expand capacity. We anticipate using available cash and cash equivalents for that investment in our future growth. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$4,646,092	$1,426,187
Net cash used in investing activities	(6,557,014)	(424,694)
Net cash used in financing activities	(13,272,783)	(12,554,559)

Cash provided by operating activities increased $3.2 million, to $4.6 million for the three months ended March 31, 2023, compared to $1.4 million for the same period in 2022. During the three months ended March 31, 2023, cash provided by operations was positively impacted by net income and cash inflows from collection of accounts receivable and negatively impacted by cash outflows to purchase inventory, and a decrease in accrued payroll from the prior period.

Cash used in investing activities increased $6.1 million, to $(6.5) million for the three months ended March 31, 2023, compared to $(0.4) million for the same period in 2022. During the three months ended March 31, 2023, cash used in investing was primarily the result of the $6.2 million land purchase to be used for future manufacturing, research lab and office space.

Cash used in financing activities was approximately $(13.2) million for the three months ended March 31, 2023, compared to approximately $(12.6) for the same period in 2022. In both periods, the company paid special dividends to our shareholders.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2022.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2023 and 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2023 were effective.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as in other documents we file with the SEC. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: May 04, 2023	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)