Form 10-Q
period 2023-06-30
IRADIMED CORP
filed 2023-08-03
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The registrant had 12,602,673 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,822,834	$57,960,864
Accounts receivable, net of allowance for doubtful accounts of $331,403 as of June 30, 2023, and $160,498 as of December 31, 2022	11,082,213	13,274,521
Inventory, net	8,415,080	5,369,233
Prepaid expenses and other current assets	770,647	630,960
Prepaid income taxes	—	254,093
Total current assets	66,090,774	77,489,671
Property and equipment, net	8,720,273	2,399,812
Intangible assets, net	2,353,773	2,069,439
Operating lease right-of-use asset	2,247,667	2,205,286
Deferred tax asset, net	1,766,383	700,867
Other assets	252,161	648,672
Total assets	$81,431,031	$85,513,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,552,076	$1,799,316
Accrued payroll and benefits	2,332,643	2,871,890
Other accrued taxes	217,496	121,919
Warranty reserve	105,479	94,030
Deferred revenue	1,714,067	3,373,122
Current portion of operating lease liabilities	413,745	293,466
Other current liabilities	250,000	—
Total current liabilities	7,585,506	8,553,743
Deferred revenue	3,013,165	1,375,197
Operating lease liabilities, less current portion	1,833,922	1,911,820
Total liabilities	12,432,593	11,840,760
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,601,541 shares issued and outstanding as of June 30, 2023, and 12,591,004 shares issued and outstanding as of December 31, 2022	1,260	1,259
Additional paid-in capital	27,369,898	26,407,446
Retained earnings	41,627,280	47,264,282
Total Stockholders' Equity	68,998,438	73,672,987
Total liabilities and stockholders’ equity	$81,431,031	$85,513,747

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279
Cost of revenue	3,943,904	2,581,806	7,697,535	5,512,992
Gross profit	12,186,492	10,139,763	23,907,945	19,519,287
Operating expenses:
General and administrative	3,313,080	2,402,795	7,233,591	5,118,745
Sales and marketing	2,948,425	2,907,788	5,948,403	5,977,344
Research and development	961,952	662,599	1,755,666	1,181,694
Total operating expenses	7,223,457	5,973,182	14,937,660	12,277,783
Income from operations	4,963,035	4,166,581	8,970,285	7,241,504
Other income (expense), net	335,387	13,102	677,796	(1,812)
Income before provision for income taxes	5,298,422	4,179,683	9,648,081	7,239,692
Provision for income tax expense	1,118,582	938,631	2,062,171	1,511,926
Net income	$4,179,840	$3,241,052	$7,585,910	$5,727,766
Net income per share:
Basic	$0.33	$0.26	$0.60	$0.46
Diluted	$0.33	$0.26	$0.60	$0.45
Weighted average shares outstanding:
Basic	12,596,032	12,560,812	12,594,541	12,556,837
Diluted	12,723,017	12,632,755	12,706,608	12,641,424

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$4,179,840	$3,241,052	$7,585,910	$5,727,766
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $0 and $(22), respectively	—	(68)	—	(10,953)
Realized gain on available-for-sale securities reclassified to net income, net of tax expense of $0 and $0 respectively	—	(6,059)	—	(6,059)
Other comprehensive loss	—	(6,127)	—	(17,012)
Comprehensive income	$4,179,840	$3,234,925	$7,585,910	$5,710,754

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$—	$73,672,987
Net income	—	—	—	3,406,070	—	3,406,070
Dividends paid ($1.05 per share)	—	—	—	(13,222,907)	—	(13,222,907)
Other comprehensive (loss)	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	533,643	—	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,878)	—	—	(49,878)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,211	$37,447,441	$—	$64,339,911
Net income	—	—	—	4,179,840	—	4,179,840
Other comprehensive (loss)	—	—	—	—	—	—
Stock-based compensation expense	—	—	568,453	—	—	568,453
Net share settlement of restricted stock units	5,965	1	(97,106)	—	—	(97,105)
Exercise of stock options	1,000	—	7,339	—	—	7,339
Balances, June 30, 2023	12,601,541	$1,260	$27,369,898	$41,627,281	$—	$68,998,438

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid ($1.00 per share)	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive (loss)	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435
Net income	—	—	—	3,241,052	—	3,241,052
Other comprehensive (loss)	—	—	—	—	(6,127)	(6,127)
Stock-based compensation expense	—	—	121,003	—	—	121,003
Net share settlement of restricted stock units	556	—	(5,726)	—	—	(5,726)
Exercise of stock options	—	—	—	—	—	—
Balances, June 30, 2022	12,561,025	$1,256	$25,733,821	$40,163,560	$—	$65,898,637

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$7,585,910	$5,727,766
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	170,905	21,370
Change in provision for excess and obsolete inventory	167,383	19,824
Depreciation and amortization	369,908	928,101
Loss (Gain) on disposal of property and equipment	3,852	(4,894)
Stock-based compensation	1,102,096	574,363
Deferred income taxes, net	(1,065,516)	(144,948)
Loss on maturities of investments	—	(8,025)
Changes in operating assets and liabilities:
Accounts receivable	2,021,403	(3,295,542)
Inventory	(4,212,765)	(587,502)
Prepaid expenses and other current assets	57,568	(451,276)
Other assets	541,548	10,419
Accounts payable	1,709,063	(15,622)
Accrued payroll and benefits	(539,247)	(545,393)
Other accrued taxes	95,577	95,055
Warranty reserve	11,449	(8,111)
Deferred revenue	(363,379)	(253,074)
Other current liabilities	250,000	(7,995)
Prepaid income taxes	254,093	1,010,890
Net cash provided by operating activities	8,159,848	3,065,406
Investing activities:
Proceeds from maturities of investments	—	500,000
Purchases of property and equipment	(6,600,521)	(371,935)
Capitalized intangible assets	(334,807)	(475,198)
Net cash used in investing activities	(6,935,328)	(347,133)
Financing activities:
Dividends paid	(13,222,907)	(12,559,127)
Proceeds from exercises of stock options	7,339	71,949
Taxes paid related to the net share settlement of equity awards	(146,983)	(73,106)
Net cash used in financing activities	(13,362,551)	(12,560,284)
Net decrease in cash and cash equivalents	(12,138,031)	(9,842,011)
Cash and cash equivalents, beginning of period	57,960,864	61,999,550
Cash and cash equivalents, end of period	$45,822,833	$52,157,539
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,756,152	$757,137
ROU asset recognized in exchange for new lease obligation	$227,982	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$324,362	$257,117

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and other interim periods, or future years or periods.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

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

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
United States	$12,949,526	$10,816,691	$24,928,050	$20,796,032
International	3,180,870	1,904,878	6,677,430	4,236,247
Total revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$4,522,568	$3,853,016	$10,061,383	$7,134,955
MRI Compatible Patient Vital Signs Monitoring Systems	6,128,718	4,921,619	10,825,536	10,116,370
Ferro Magnetic Detection Systems	183,190	—	480,779	—
Total Devices revenue	10,834,476	8,774,635	21,367,698	17,251,325
Disposables, services and other	4,815,870	3,430,005	9,250,612	6,748,907
Amortization of extended warranty agreements	480,050	516,929	987,170	1,032,047
Total revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2023	2022
	(unaudited)
Advance payments from customers	$342,292	$896,617
Shipments in-transit	19,833	14,696
Extended warranty agreements	4,365,107	3,837,006
Total	$4,727,232	$4,748,319

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	2,464,337
Decreases due to recognition of revenue	(2,485,424)
Contract liabilities, June 30, 2023	$4,727,232

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	1,969,841
Decreases due to recognition of revenue	(2,288,798)
Contract liabilities, June 30, 2022	$3,913,482

Capitalized Contract Costs

Our capitalized contract costs totaled $199,776 and $340,044 as of June 30, 2023 and December 31, 2022, respectively, and are classified as other assets on the unaudited condensed balance sheet.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Net income	$4,179,840	$3,241,052	$7,585,910	$5,727,766
Weighted-average shares outstanding — Basic	12,596,032	12,560,812	12,594,541	12,556,837
Effect of dilutive securities:
Stock options	19,333	19,168	18,893	22,784
Restricted stock units	69,112	52,775	57,610	61,803
Performance-based restricted stock units	38,540	—	35,564	—
Weighted-average shares outstanding — Diluted	12,723,017	12,632,755	12,706,608	12,641,424
Basic net income per share	$0.33	$0.26	$0.60	$0.46
Diluted net income per share	$0.33	$0.26	$0.60	$0.45

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	—	30,728	11,141	25,197

4 — Inventory, net

Inventory consists of:

	June 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$7,106,304	$4,827,113
Work in process	754,670	369,761
Finished goods	960,776	411,647
Inventory before allowance for excess and obsolete	8,821,750	5,608,521
Allowance for excess and obsolete	(406,670)	(239,288)
Total	$8,415,080	$5,369,233

5 — Property and Equipment, net

Property and equipment consist of:

	June 30,	December 31,
	2023	2022
	(unaudited)
Land	$6,200,000	$—
Computer software and hardware	1,271,277	1,121,455
Furniture and fixtures	1,695,772	1,573,587
Leasehold improvements	266,082	259,146
Machinery and equipment	2,419,147	2,210,181
Fixed assets in-process	617,760	665,773
	12,470,038	5,830,142
Accumulated depreciation	(3,749,765)	(3,430,330)
Total	$8,720,273	$2,399,812

Depreciation expense of property and equipment was $162,121 and $142,710 for the three months ended June 30, 2023 and 2022, respectively, and $319,435 and $277,581 for the six months ended June 30, 2023 and 2022, respectively.

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

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2023	2022
	(unaudited)
United States	$8,528,821	$2,248,308
International	191,452	151,504
Total property and equipment, net	$8,720,273	$2,399,812

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2023	2022
	(unaudited)
Patents — in use	$321,874	$321,873
Patents — fully amortized	70,164	70,164
Patents — in process	127,108	123,153
Internally developed software — in use	872,218	872,218
Internally developed software — in process	1,820,173	1,489,322
Trademarks	27,697	27,697
	3,239,234	2,904,427
Accumulated amortization	(885,461)	(834,988)
Total	$2,353,773	$2,069,439

Amortization expense of intangible assets was $25,236 and $25,393 for the three months ended June 30, 2023 and 2022, respectively, and $50,473 and $50,649 for the six months ended June 30, 2023 and 2022, respectively.

Expected annual amortization expense for the remaining portion of 2023 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Six months ending December 31,2023	$50,473
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945
2028	$9,343

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

As of June 30, 2023 we did not have any asset or liabilities subject to recurring fair value measurements.

8 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2023 and 2022 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
(unaudited)
Balance at March 31, 2023	$—
(Gain) Loss on available-for-sale securities, net	—
Reclassification realized in net earnings	—
Balance at June 30, 2023	$—

Balance at March 31, 2022	$6,127
(Gain) Loss on available-for-sale securities, net	(68)
Reclassification realized in net earnings	(6,059)
Balance at June 30, 2022	$—

The components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2023 and 2022 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
(unaudited)
Balance at December 31, 2022	$—
(Gain) Loss on available-for-sale securities, net	—
Reclassification realized in net earnings	—
Balance at June 30, 2023	$—

Balance at December 31, 2021	$17,012
(Gain) Loss on available-for-sale securities, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at June 30, 2022	$—

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Cost of revenue	$62,430	$7,955	$124,173	$87,379
General and administrative	291,346	10,604	580,730	207,374
Sales and marketing	169,160	62,253	306,367	199,675
Research and development	45,518	40,191	90,827	79,935
Total	$568,454	$121,003	$1,102,097	$574,363

As of June 30, 2023, we had $3,326,259 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.46 years. As of June 30, 2023, we had

$730,618 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.21 years.

The following table presents a summary of our equity award activity for the six months ended June 30, 2023 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	24,010	151,337	27,884
Awards granted	—	3,656	—
Awards exercised/vested	(1,000)	(13,001)	—
Awards canceled/ forfeited	—	(70)	—
Outstanding end of period	23,010	141,922	27,884

10 — Income Taxes

For the three and six months ended June 30, 2023, we recorded a provision for income tax expense of $1,118,582 and $2,062,171, respectively. Our effective tax rate was 21.1 percent and 21.4 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

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

As of June 30, 2023 and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

11 — Leases

We have entered into operating lease contracts for our manufacturing plant, office space, and various office equipment with one material lease contract outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the three months ended June 30, 2023 and 2022, the Company paid Susi, LLC $127,817 and $118,504 respectively. For the six months ended June 30, 2023 and 2022, the Company paid Susi, LLC $255,635 and $237,008 respectively. For the year ended December 31, 2022, the Company paid Susi, LLC $492,643 related to this lease. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 6.8 years as of June 30, 2023. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the three months ended June 30, 2023 and 2022, the Company paid $30,165 and $0 respectively. For the six months ended June 30, 2023 and 2022, the Company paid $52,975 and $0 respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire February 2025 and do not contain any residual value guarantee or material restrictive covenants.

We will reassess the lease accounting terms and assumptions once the details regarding completion of a new manufacturing facility and planned departure of the current primary facility is finalized.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Cost of revenue	$58,086	$53,854	$116,172	$107,708
General and administrative	92,206	54,710	183,676	109,420
Sales and marketing	3,251	3,014	6,501	6,028
Research and development	9,006	8,350	18,013	16,700
Total	$162,549	$119,928	$324,362	$239,856

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2023, and 2022.

Maturity of our operating lease liability as of June 30, 2023, is as follows:

Six months ending December 31, 2023	$269,657
2024	535,954
2025	415,294
2026	409,596
2027	409,596
Thereafter	594,446
Total lease payments	2,634,543
Imputed interest	(386,876)
Present value of lease liability	$2,247,667

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $14,802,094 and $8,021,403 as of June 30, 2023 and December 31, 2022, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of June 30, 2023 and December 31, 2022, we had accrued approximately $250,000 and $0, respectively, related to various matters.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of June 30, 2023 our direct U.S. sales force consisted of 28 field sales representatives, 3 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the second quarter ended June 30, 2023, our revenue increased $3.4 million, or 26.8 percent, to $16.1 million, compared to $12.7 million for the second quarter last year. Income before the provision for income taxes was $5.3 million for the second quarter 2023, compared to $4.2 million for the second quarter last year. Net income was $4.2 million, or $0.33 per diluted share in the second quarter ended June 30, 2023, compared to $3.2 million, or $0.26 per share in the second quarter last year.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the six months ended June 30, 2023.

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

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.5	20.3	24.4	22.0
Gross profit	75.5	79.7	75.6	78.0
Operating expenses:
General and administrative	20.5	18.9	22.9	20.4
Sales and marketing	18.3	22.9	18.8	23.9
Research and development	6.0	5.2	5.6	4.7
Total operating expenses	44.8	47.0	47.3	49.0
Income from operations	30.8	32.8	28.4	28.9
Other income (expense), net	2.1	0.1	2.1	(0.0)
Income before provision for income taxes	32.9	32.9	30.5	28.9
Provision for income tax expense	6.9	7.4	6.5	6.0
Net income	25.9%	25.5%	24.0%	22.9%

Three and Six Months Ended June 30, 2023 and 2022

Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
United States	$12,949,526	$10,816,691	$24,928,050	$20,796,032
International	3,180,870	1,904,878	6,677,430	4,236,247
Total revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279

Revenue by Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$4,522,568	$3,853,016	$10,061,383	$7,134,955
MRI Compatible Patient Vital Signs Monitoring Systems	6,128,718	4,921,619	10,825,536	10,116,370
Ferro Magnetic Detection Systems	183,190	—	480,779	—
Total Devices revenue	10,834,476	8,774,635	21,367,698	17,251,325
Disposables, services and other	4,815,870	3,430,005	9,250,612	6,748,907
Amortization of extended warranty agreements	480,050	516,929	987,170	1,032,047
Total revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279

For the three months ended June 30, 2023, revenue increased $3.4 million, or 26.8 percent, to $16.1 million from $12.7 million for the same period in 2022. This is attributed to the increase in our Patient Vital Signs Monitor and disposable sales as well as the release of our Ferro Magnetic Detection System.

Revenue from sales in the U.S. increased $2.1 million, or 19.7 percent, to $12.9 million for the second quarter 2023, from $10.8 million for the second quarter 2022. Revenue from sales internationally increased $1.3 million, or 67.0 percent, to $3.2 million for the second quarter 2023, from $1.9 million for the second quarter 2022. Domestic sales accounted for 80.3 percent of revenue for the second quarter 2023, compared to 85.0 percent for the second quarter 2022.

Revenue from sales of devices increased $2.1 million, or 23.5 percent, to $10.8 million for the three months ended June 30, 2023, from $8.8 million for the same period in 2022.

Revenue from sales of our disposables, service and other increased $1.4 million, or 40.4 percent, to $4.8 million for the three months ended June 30, 2023, from $3.4 million for the same period in 2022. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, revenue increased $6.6 million, or 26.3 percent, to $31.6 million from $25.0 million for the same period in 2022. This is attributed to the increase in our IV Infusion Pump System, and disposable sales as well as the release of our Ferro Magnetic Detection System.

Revenue from sales in the U.S. increased $4.1 million, or 19.9 percent, to $24.9 million for the six months ended June 30, 2023, from $20.8 million for the same period 2022. Revenue from sales internationally increased $2.4 million, or 57.6 percent, to $6.7 million for the six months ended 2023, from $4.2 million for the six months ended 2022. Domestic sales accounted for 78.9 percent of revenue for the second quarter 2023, compared to 83.1 percent for the six months ended 2022.

Revenue from sales of devices increased $4.1 million, or 23.9 percent, to $21.4 million for the six months ended June 30, 2023, from $17.3 million for the same period in 2022.

Revenue from sales of our disposables, service and other increased $2.5 million, or 37.1 percent, to $9.3 million for the six months ended June 30, 2023, from $6.7 million for the same period in 2022. Revenue from the amortization of extended warranty agreements was consistent at $1.0 million for the six months ended June 30, 2023 and 2022.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$16,130,396	$12,721,569	$31,605,480	$25,032,279
Cost of revenue	3,943,904	2,581,806	7,697,535	5,512,992
Gross profit	$12,186,492	$10,139,763	$23,907,945	$19,519,287
Gross profit percentage	75.5%	79.7%	75.6%	78.0%

For the three months ended June 30, 2023 and 2022, cost of revenue increased $1.4 million, or 52.8 percent to $3.9 million from $2.6 million for the same period 2022. Gross profit increased $2.0 million, or 20.2 percent, to $12.2 million for the second quarter 2023 from $10.1 million for the same period in 2022. Gross profit margin was 75.5 percent for second quarter 2023, compared to 79.7 percent for the second quarter 2022. The decrease in gross profit margin is primarily due to an unfavorable overhead variance, sales mix, and increased raw material costs due to inflation.

For the six months ended June 30, 2023, cost of revenue increased $2.2 million, or 39.6 percent, to $7.7 million from $5.5 million for the same period last year. Gross profit increased $4.4 million, or 22.5 percent, to $23.9 million for the six months ended June 30, 2023 from $19.5 million for the same period in 2022. Gross profit margin was 75.6 percent for six months ended June 30, 2023, compared to 78.0 percent for the same period in 2022. The decrease in gross profit margin is primarily due to an unfavorable geographic sales mix, increased raw material costs, and overhead variances. International revenue increased to 21.1 percent from 16.9 respectively for the six months ending June 30, 2023 and 2022.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$3,313,080	$2,402,795	$7,233,591	$5,118,745
Percentage of revenue	20.5%	18.9%	22.9%	20.4%
Sales and marketing	$2,948,425	$2,907,788	$5,948,403	$5,977,344
Percentage of revenue	18.3%	22.9%	18.8%	23.9%
Research and development	$961,952	$662,599	$1,755,666	$1,181,694
Percentage of revenue	6.0%	5.2%	5.6%	4.7%

General and Administrative

For the three months ended June 30, 2023, general and administrative expense increased $0.9 million, or 37.9 percent, to $3.3 million from $2.4 million for the same period last year. This increase is primarily due to higher legal and professional expenses and increased payroll and benefit expenses.

For the six months ended June 30, 2023, general and administrative expense increased $2.1 million, or 41.3 percent, to $7.2 million from $5.1 million for the same period last year. This increase is primarily due to higher payroll and benefits expenses offset by reduced legal and professional expenses.

Sales and Marketing

For the three months ended June 30, 2023, sales and marketing expense decreased $0.04 million, or 1.4 percent, to $2.9 million from $2.9 million for the same period last year. This decrease is primarily due to lower sales commissions, sales activities expenses, and payroll and benefits expenses.

For the six months ended June 30, 2023, sales and marketing expense decreased $0.03 million, 0.5 percent, to $5.9 million from $6.0 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three and six months ended June 30, 2023 and 2022, research and development expense increased $0.3 million, or 45.2 percent to $1.0 million from $0.7 million for the same period last year. This is primarily due to higher consulting expenses related to our next generation pump in development, and payroll and benefits expenses offset by reductions in prototype expense.

For the six months ended June 30, 2022, research and development expense increased $0.6 million, 48.6 percent, to $1.8 million from $1.2 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as prototype and consulting expenses related to the next generation pump.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2023, other income net increased $0.3 million, to $0.3 million from $0.13 million for the same period last year. This increase is due to interest received on money market fund investments.

For the six months ended June 30, 2023 and 2022, we reported other income, net, of $677,796 and an expense of $(1,812) respectively. The change is primarily due to interest received in 2023 on money market fund investments.

Income Taxes

For the three and six months ended June 30, 2023, we recorded a provision for income tax expense of $1,118,582 and 2,062,171 respectively. Our effective tax rate was 21.1 percent and 21.4 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three and six months ended June 30, 2022, we recorded a provision for income tax expense of $938,631 and 1,511,926 respectively. Our effective tax rate was 22.5 percent and 20.9 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of June 30, 2023, and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of June 30, 2023, we had cash and cash equivalents of $45.8 million, stockholders’ equity of $68.9 million, and working capital of $58.5 million. As of December 31, 2022, we had cash and investments of $57.9 million, stockholders’ equity of $73.7 million, and working capital of $68.9 million.

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

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$8,159,849	$3,065,406
Net cash used in investing activities	(6,935,328)	(347,133)
Net cash used in financing activities	(13,362,551)	(12,560,284)

Cash provided by operating activities increased $5.1 million, to $8.2 million for the six months ended June 30, 2023, compared to $3.1 million for the same period in 2022. During the three months ended June 30, 2023, cash provided by operations was positively impacted by net income and cash inflows from collection of accounts receivable and negatively impacted by cash outflows to purchase inventory, and a decrease in accrued payroll from the prior period.

Cash used in investing activities increased $6.6 million, to $6.9 million for the six months ended June 30, 2023, compared to $0.3 million for the same period in 2022. During the six months ended June 30, 2023, cash used in investing was primarily the result of the $6.2 million land purchase to be used for future manufacturing, research lab and office space.

Cash used in financing activities increased $0.8 million, to $13.4 for the six months ended June 30, 2023, compared to approximately $12.6 for the same period in 2022. In both periods, the company paid special dividends to our shareholders.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2023 and 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2023 were effective.

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

IRADIMED CORPORATION

Dated: August 03, 2023	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)