Form 10-Q
period 2023-09-30
IRADIMED CORP
filed 2023-11-03
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The registrant had 12,605,577 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2023.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	market and economic uncertainty or financial harm to us caused by any or all public health concerns such as pandemics;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, climate change, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of infringement;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;

●	our ability to compete in the development and marketing of our products and product candidates with other companies in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions including carbon taxes;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	the loss of, or default by, one or more key customers or suppliers; and
●	unfavorable changes to the terms of key customer or supplier relationships.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,745,124	$57,960,864
Accounts receivable, net of allowance for doubtful accounts of $297,328 as of September 30, 2023, and $160,498 as of December 31, 2022	12,783,263	13,274,521
Inventory, net	11,667,713	5,369,233
Prepaid expenses and other current assets	735,124	630,960
Prepaid income taxes	—	254,093
Total current assets	71,931,224	77,489,671
Property and equipment, net	8,887,884	2,399,812
Intangible assets, net	2,459,475	2,069,439
Operating lease right-of-use asset	2,146,117	2,205,286
Deferred tax asset, net	1,803,733	700,867
Other assets	177,663	648,672
Total assets	$87,406,096	$85,513,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,782,878	$1,799,316
Accrued payroll and benefits	2,290,191	2,871,890
Other accrued taxes	103,223	121,919
Warranty reserve	110,304	94,030
Deferred revenue	1,924,133	3,373,122
Current portion of operating lease liabilities	421,379	293,466
Other current liabilities	250,000	—
Total current liabilities	7,882,108	8,553,743
Deferred revenue	3,231,250	1,375,197
Operating lease liabilities, less current portion	1,724,738	1,911,820
Total liabilities	12,838,096	11,840,760
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,602,851 shares issued and outstanding as of September 30, 2023, and 12,591,004 shares issued and outstanding as of December 31, 2022	1,260	1,259
Additional paid-in capital	27,872,275	26,407,446
Retained earnings	46,694,465	47,264,282
Total Stockholders' Equity	74,568,000	73,672,987
Total liabilities and stockholders’ equity	$87,406,096	$85,513,747

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551
Cost of revenue	3,667,256	2,864,534	11,364,791	8,377,526
Gross profit	12,837,384	10,542,738	36,745,329	30,062,025
Operating expenses:
General and administrative	3,615,020	2,881,590	10,848,611	8,000,335
Sales and marketing	2,864,469	3,037,209	8,812,872	9,014,553
Research and development	452,555	491,643	2,208,221	1,673,337
Total operating expenses	6,932,044	6,410,442	21,869,704	18,688,225
Income from operations	5,905,340	4,132,296	14,875,625	11,373,800
Other income, net	503,192	105,183	1,180,988	103,371
Income before provision for income taxes	6,408,532	4,237,479	16,056,613	11,477,171
Provision for income tax expense	1,341,352	810,375	3,403,523	2,322,301
Net income	$5,067,180	$3,427,104	$12,653,090	$9,154,870
Net income per share:
Basic	$0.40	$0.27	$1.00	$0.73
Diluted	$0.40	$0.27	$0.99	$0.72
Weighted average shares outstanding:
Basic	12,602,581	12,564,636	12,597,250	12,559,465
Diluted	12,735,837	12,631,129	12,716,988	12,637,325

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$5,067,180	$3,427,104	$12,653,090	$9,154,870
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively and $0 and $9,098 for the nine months ended September 30, 2023 and 2022, respectively	—	—	—	(10,953)
Realized (gain) loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $1,966 for the nine months ended September 30, 2023 and 2022, respectively	—	—	—	(6,059)
Other comprehensive loss	—	—	—	(17,012)
Comprehensive income	$5,067,180	$3,427,104	$12,653,090	$9,137,858

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$—	$73,672,987
Net income	—	—	—	3,406,070	—	3,406,070
Dividends paid $1.05 per share	—	—	—	(13,222,907)	—	(13,222,907)
Stock-based compensation expense	—	—	533,643	—	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,878)	—	—	(49,878)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,211	$37,447,445	$—	$64,339,915

Net income	—	—	—	4,179,840	—	4,179,840
Stock-based compensation expense	—	—	568,453	—	—	568,453
Net share settlement of restricted stock units	5,965	1	(97,106)	—	—	(97,105)
Exercise of stock options	1,000	—	7,339	—	—	7,339
Balances, June 30, 2023	12,601,541	$1,260	$27,369,898	$41,627,285	$—	$68,998,442

Net income	—	—	—	5,067,180	—	5,067,180
Stock-based compensation expense	—	—	533,749	—	—	533,749
Net share settlement of restricted stock units	1,310	—	(31,372)	—	—	(31,372)
Balances, September 30, 2023	12,602,851	$1,260	$27,872,275	$46,694,465	$—	$74,568,000

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	2,486,713	—	2,486,713
Dividends paid $1.00 per share	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(10,885)	(10,885)
Stock-based compensation expense	—	—	453,360	—	—	453,360
Net share settlement of restricted stock units	3,879	1	(67,381)	—	—	(67,380)
Exercise of stock options	12,566	1	71,947	—	—	71,948
Balances, March 31, 2022	12,560,469	$1,256	$25,618,544	$36,922,508	$6,127	$62,548,435

Net income	—	—	—	3,241,052	—	3,241,052
Other comprehensive loss	—	—	—	—	(6,127)	(6,127)
Stock-based compensation expense	—	—	121,003	—	—	121,003
Net share settlement of restricted stock units	556	—	(5,726)	—	—	(5,726)
Balances, June 30, 2022	12,561,025	$1,256	$25,733,821	$40,163,560	$—	$65,898,637

Net income	—	—	—	3,427,104	—	3,427,104
Stock-based compensation expense	—	—	393,187	—	—	393,187
Net share settlement of restricted stock units	1,265	—	(22,417)	—	—	(22,417)
Exercise of stock options	3,000	—	74,760	—	—	74,760
Balances, September 30, 2022	12,565,290	$1,256	$26,179,351	$43,590,664	$—	$69,771,271

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$12,653,090	$9,154,870
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	136,830	56,118
Change in provision for excess and obsolete inventory	219,928	29,227
Depreciation and amortization	559,805	1,363,578
Loss (Gain) on disposal of property and equipment	12,535	(3,000)
Stock-based compensation	1,635,845	967,551
Deferred income taxes, net	(1,102,866)	(227,133)
Loss on maturities of investments	—	(8,025)
Changes in operating assets and liabilities:
Accounts receivable	343,054	(5,570,783)
Inventory	(6,130,592)	(903,792)
Prepaid expenses and other current assets	(40,055)	(306,031)
Other assets	418,274	6,660
Accounts payable	519,648	37,338
Accrued payroll and benefits	(581,699)	(464,788)
Other accrued taxes	(18,696)	3,395
Warranty reserve	16,274	(13,593)
Deferred revenue	407,064	(452,822)
Other current liabilities	250,000	(9,508)
Prepaid income taxes	254,093	3,344,605
Net cash provided by operating activities	9,552,532	7,003,867
Investing activities:
Proceeds from maturities of investments	—	500,000
Purchases of property and equipment	(6,908,607)	(564,883)
Capitalized intangible assets	(465,744)	(838,438)
Net cash used in investing activities	(7,374,351)	(903,321)
Financing activities:
Dividends paid	(13,222,907)	(12,559,127)
Proceeds from exercises of stock options	7,341	146,707
Taxes paid related to the net share settlement of equity awards	(178,355)	(95,523)
Net cash used in financing activities	(13,393,921)	(12,507,943)
Net decrease in cash and cash equivalents	(11,215,740)	(6,407,398)
Cash and cash equivalents, beginning of period	57,960,864	61,999,550
Cash and cash equivalents, end of period	$46,745,124	$55,592,152
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,136,152	$757,137
ROU asset recognized in exchange for new lease obligation	$227,983	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$492,528	$364,825

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and other interim periods, or future years or periods.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
United States	$13,948,368	$10,810,370	$38,876,418	$31,606,401
International	2,556,272	2,596,902	9,233,702	6,833,150
Total revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,905,520	$3,866,535	$13,966,905	$11,001,490
MRI Compatible Patient Vital Signs Monitoring Systems	7,738,549	5,519,045	18,564,085	15,635,415
Ferro Magnetic Detection Systems	138,760	62,982	619,539	62,982
Total Devices revenue	11,782,829	9,448,562	33,150,529	26,699,887
Disposables, services and other	4,213,666	3,410,015	13,464,278	10,158,922
Amortization of extended warranty agreements	508,145	548,695	1,495,313	1,580,742
Total revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2023	2022
	(unaudited)
Advance payments from customers	$519,835	$896,617
Shipments in-transit	11,374	14,696
Extended warranty agreements	4,624,174	3,837,006
Total	$5,155,383	$4,748,319

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	3,716,326
Decreases due to recognition of revenue	(3,309,262)
Contract liabilities, September 30, 2023	$5,155,383

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	2,927,868
Decreases due to recognition of revenue	(3,391,557)
Contract liabilities, September 30, 2022	$3,768,750

Capitalized Contract Costs

Our capitalized contract costs totaled $125,278 and $340,044 as of September 30, 2023 and December 31, 2022, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Net income	$5,067,180	$3,427,104	$12,653,090	$9,154,870
Weighted-average shares outstanding — Basic	12,602,581	12,564,636	12,597,250	12,559,465
Effect of dilutive securities:
Stock options	18,727	18,196	18,860	21,198
Restricted stock units	73,478	48,297	63,300	56,662
Performance-based restricted stock units	41,051	—	37,578	—
Weighted-average shares outstanding — Diluted	12,735,837	12,631,129	12,716,988	12,637,325
Basic net income per share	$0.40	$0.27	$1.00	$0.73
Diluted net income per share	$0.40	$0.27	$0.99	$0.72

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	438	26,402	352	31,254

4 — Inventory, net

Inventory consists of:

	September 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$9,508,117	$4,827,113
Work in process	938,534	369,761
Finished goods	1,680,277	411,647
Inventory before allowance for excess and obsolete	12,126,928	5,608,521
Allowance for excess and obsolete	(459,215)	(239,288)
Total	$11,667,713	$5,369,233

5 — Property and Equipment, net

Property and equipment consist of:

	September 30,	December 31,
	2023	2022
	(unaudited)
Land	$6,253,790	$—
Computer software and hardware	1,332,580	1,121,455
Furniture and fixtures	1,721,860	1,573,587
Leasehold improvements	270,486	259,146
Machinery and equipment	2,430,448	2,210,181
Fixed assets in-process	784,513	665,773
	12,793,677	5,830,142
Accumulated depreciation	(3,905,793)	(3,430,330)
Total	$8,887,884	$2,399,812

Depreciation expense of property and equipment was $164,595 and $142,389 for the three months ended September 30, 2023 and 2022, respectively, and $484,094 and $419,970 for the nine months ended September 30, 2023 and 2022, respectively.

Land Acquisition

On February 2, 2023, the Company entered into a reinstatement and amendment (“Reinstatement”) to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership dated as of November 1, 2022, pursuant to which the parties agreed to consummate a sale of real property located in Orange County, Florida. Pursuant to the terms of the Reinstatement, the parties consummated the sale of approximately 26.5 acres of land to the Company for a purchase price of $6,200,000. The property was acquired as a site for future development of manufacturing, research labs, and office space to accommodate our increased operations and anticipated growth.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
United States	$8,541,457	$2,248,308
International	346,427	151,504
Total property and equipment, net	$8,887,884	$2,399,812

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2023	2022
	(unaudited)
Patents — in use	$321,874	$321,873
Patents — fully amortized	70,164	70,164
Patents — in process	127,785	123,153
Internally developed software — in use	872,218	872,218
Internally developed software — in process	1,950,434	1,489,322
Trademarks	27,697	27,697
	3,370,172	2,904,427
Accumulated amortization	(910,697)	(834,988)
Total	$2,459,475	$2,069,439

Amortization expense of intangible assets was $25,236 and $25,236 for the three months ended September 30, 2023 and 2022, respectively, and $75,708 and $75,886 for the nine months ended September 30, 2023 and 2022, respectively.

Expected annual amortization expense for the remaining portion of 2023 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Three months ending December 31, 2023	$25,236
2024	$100,544
2025	$97,374
2026	$85,658
2027	$11,945
2028	$9,343

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables, net and accounts payable approximate their carrying amounts due to their short duration.

As of September 30, 2023, we did not have any asset or liabilities subject to recurring fair value measurements.

8 — Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income for the three months ended September 30, 2023 and 2022.

There was no accumulated other comprehensive income for the nine months ended September 30, 2023. The components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2022 are as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
(unaudited)
Balance at December 31, 2021	$17,012
(Gain) Loss on available-for-sale securities, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at September 30, 2022	$—

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Cost of revenue	$63,119	$50,007	$187,292	$137,386
General and administrative	290,370	186,293	871,100	393,668
Sales and marketing	129,340	116,255	435,707	315,929
Research and development	50,919	40,633	141,746	120,568
Total	$533,748	$393,188	$1,635,845	$967,551

As of September 30, 2023, we had $2,908,549 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.31 years. As of September 30, 2023, we had $636,992 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.99 years.

The following table presents a summary of our equity award activity for the nine months ended September 30, 2023 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	24,010	151,337	27,884
Awards granted	—	4,272	—
Awards exercised/vested	(1,000)	(14,982)	—
Awards canceled/ forfeited	—	(240)	—
Outstanding end of period	23,010	140,387	27,884

10 — Income Taxes

For the three and nine months ended September 30, 2023, we recorded a provision for income tax expense of $1,341,352 and $3,403,523, respectively. Our effective tax rate was 20.9 percent and 21.2 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three and nine months ended September 30, 2022, we recorded a provision for income tax expense of $810,375 and $2,322,301 respectively. Our effective tax rate was 19.1 percent and 20.2 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of September 30, 2023 and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $127,817 for the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company paid Susi, LLC $386,958 and $364,825 respectively. For the year ended December 31, 2022, the Company paid Susi, LLC $492,643 related to this lease. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 6.5 years as of September 30, 2023. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the three months ended September 30, 2023 and 2022, the Company paid $30,165 and $0 respectively. For the nine months ended September 30, 2023 and 2022, the Company paid $83,140 and $0 respectively. Under the terms of the leases, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire February 2025 and do not contain any residual value guarantee or material restrictive covenants.

We will reassess the lease accounting terms and assumptions once the details regarding completion of a new manufacturing facility and planned departure of the current primary facility is finalized.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Cost of revenue	$58,086	$58,086	$174,258	$165,794
General and administrative	87,639	57,474	255,562	164,046
Sales and marketing	3,251	3,251	9,752	9,279
Research and development	9,006	9,006	27,019	25,706
Total	$157,982	$127,817	$466,591	$364,825

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2023, and 2022.

Maturity of our operating lease liability as of September 30, 2023, is as follows:

Three months ending December 31, 2023	$133,988
2024	535,954
2025	415,294
2026	409,596
2027	409,596
Thereafter	596,127
Total lease payments	2,500,555
Imputed interest	(354,440)
Present value of lease liability	$2,146,115

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $13,109,292 and $8,021,403 as of September 30, 2023 and December 31, 2022, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of September 30, 2023 and December 31, 2022, we had accrued approximately $250,000 and $0, respectively, related to various matters.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of September 30, 2023 our direct U.S. sales force consisted of 28 field sales representatives, 3 regional sales directors and supplemented by 5 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and nine months in duration. We also enter into agreements with integrated delivery health systems and healthcare supply contracting companies in the U.S. Our agreements with healthcare supply contracting companies enable us to sell and distribute our products and services to their member hospitals. Under these agreements, we are required to pay these group purchasing organizations (“GPOs”) a fee of three percent of the sales of our products to their member hospitals.

Financial Highlights

For the third quarter ended September 30, 2023, our revenue increased $3.1 million, or 23.1 percent, to $16.5 million, compared to $13.4 million for the third quarter last year. Income before the provision for income taxes was $6.4 million for the third quarter 2023, compared to $4.2 million for the third quarter last year. Net income was $5.1 million, or $0.40 per diluted share in the third quarter ended September 30, 2023, compared to $3.4 million, or $0.27 per share in the third quarter last year.

For the remainder of 2023, we expect higher revenue when compared to the same period in 2022 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2022 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

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

These critical accounting policies are described in more detail in our Annual Report filed on Form 10-K, under Management’s Discussion and Analysis and Results of Operations. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the nine months ended September 30, 2023.

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

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.2	21.4	23.6	21.8
Gross profit	77.8	78.6	76.4	78.2
Operating expenses:
General and administrative	21.9	21.5	22.5	20.8
Sales and marketing	17.4	22.6	18.3	23.4
Research and development	2.7	3.7	4.6	4.4
Total operating expenses	42.0	47.8	45.4	48.6
Income from operations	35.8	30.8	30.9	29.6
Other income (expense), net	3.0	0.8	2.5	0.3
Income before provision for income taxes	38.8	31.6	33.4	29.9
Provision for income tax expense	8.1	6.0	7.1	6.0
Net income	30.7%	25.6%	26.3%	23.8%

Three and Nine months Ended September 30, 2023 and 2022

Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
United States	$13,948,368	$10,810,370	$38,876,418	$31,606,401
International	2,556,272	2,596,902	9,233,702	6,833,150
Total revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551

Revenue by Type

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$3,905,520	$3,866,535	$13,966,905	$11,001,490
MRI Compatible Patient Vital Signs Monitoring Systems	7,738,549	5,519,045	18,564,085	15,635,415
Ferro Magnetic Detection Systems	138,760	62,982	619,539	62,982
Total Devices revenue	11,782,829	9,448,562	33,150,529	26,699,887
Disposables, services and other	4,213,666	3,410,015	13,464,278	10,158,922
Amortization of extended warranty agreements	508,145	548,695	1,495,313	1,580,742
Total revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551

For the three months ended September 30, 2023, revenue increased $3.1 million, or 23.1 percent, to $16.5 million from $13.4 million for the same period in 2022. This is attributed to pricing adjustments made to absorb raw material and other production cost increases, continued robust demand for our Patient Vital Signs Monitor, disposable sales, and the release of our Ferro Magnetic Detection System.

Revenue from sales in the U.S. increased $3.1 million, or 29.0 percent, to $13.9 million for the third quarter 2023, from $10.8 million for the third quarter 2022. Revenue from sales internationally was unchanged in the third quarter 2023, consistent with the $2.6 million for the third quarter 2022. Domestic sales accounted for 84.5 percent of revenue for the third quarter 2023, compared to 80.6 percent for the third quarter 2022.

Revenue from sales of devices increased $2.4 million, or 24.7 percent, to $11.8 million for the three months ended September 30, 2023, from $9.4 million for the same period in 2022.

Revenue from sales of our disposables, service and other increased $0.8 million, or 23.6 percent, to $4.2 million for the three months ended September 30, 2023, from $3.4 million for the same period in 2022. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, revenue increased $9.7 million, or 25.2 percent, to $48.1 million from $38.4 million for the same period in 2022. This is attributed to the demand increases in our Patient Vital Signs Monitor, and disposable sales as well as the release of our Ferro Magnetic Detection System.

Revenue from sales in the U.S. increased $7.3 million, or 23.0 percent, to $38.9 million for the nine months ended September 30, 2023, from $31.6 million for the same period 2022. Revenue from sales internationally increased $2.4 million, or 35.1 percent, to $9.2 million for the nine months ended September 30, 2023, from $6.8 million for the nine months ended September 30, 2022. Domestic sales accounted for 80.8 percent of revenue for the third quarter 2023, compared to 82.2 percent for the nine months ended September 30, 2022.

Revenue from sales of devices increased $6.5 million, or 24.2 percent, to $33.2 million for the nine months ended September 30, 2023, from $26.7 million for the same period in 2022.

Revenue from sales of our disposables, service and other increased $3.3 million, or 32.5 percent, to $13.5 million for the nine months ended September 30, 2023, from $10.2 million for the same period in 2022. Revenue from the amortization of extended warranty agreements was consistent at $1.5 million for the nine months ended September 30, 2023 and 2022.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$16,504,640	$13,407,272	$48,110,120	$38,439,551
Cost of revenue	3,667,256	2,864,534	11,364,791	8,377,526
Gross profit	$12,837,384	$10,542,738	$36,745,329	$30,062,025
Gross profit percentage	77.8%	78.6%	76.4%	78.2%

For the three months ended September 30, 2023 and 2022, cost of revenue increased $0.8 million, or 28.0 percent to $3.7 million from $2.9 million for the same period 2022. Gross profit increased $2.3 million, or 21.8 percent, to $12.8 million for the third quarter 2023 from $10.5 million for the same period in 2022. Gross profit margin was 77.8 percent for third quarter 2023, compared to 78.6 percent for the third quarter 2022. The decrease in gross profit margin is primarily due to an unfavorable overhead variance, sales mix, and increased raw material costs.

For the nine months ended September 30, 2023, cost of revenue increased $3.0 million, or 35.7 percent, to $11.4 million from $8.4 million for the same period last year. Gross profit increased $6.6 million, or 22.2 percent, to $36.7 million for the nine months ended September 30, 2023 from $30.1 million for the same period in 2022. Gross profit margin was 76.4 percent for nine months ended September 30, 2023, compared to 78.2 percent for the same period in 2022. The decrease in gross profit margin is primarily due to variable geographic sales and product mix, increased raw material costs, movement of new product inventory parts and overhead variances. Also attributing to the reduction in gross profit margin is international revenue as a percentage of total revenue which increased to 19.2 percent from 16.9 respectively for the nine months ended September 30, 2023 and 2022.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$3,615,020	$2,881,590	$10,848,611	$8,000,335
Percentage of revenue	21.9%	21.5%	22.5%	20.8%
Sales and marketing	$2,864,469	$3,037,209	$8,812,872	$9,014,553
Percentage of revenue	17.4%	22.7%	18.3%	23.5%
Research and development	$452,555	$491,643	$2,208,221	$1,673,337
Percentage of revenue	2.7%	3.7%	4.6%	4.4%

General and Administrative

For the three months ended September 30, 2023, general and administrative expense increased $0.7 million, or 25.5 percent, to $3.6 million from $2.9 million for the same period last year. This increase is primarily due to higher regulatory, legal and professional expenses, and increased payroll and benefit expenses.

For the nine months ended September 30, 2023, general and administrative expense increased $2.8 million, or 35.6 percent, to $10.8 million from $8.0 million for the same period last year. This increase is primarily due to higher regulatory, payroll and benefits expenses, and legal and professional expenses.

Sales and Marketing

For the three months ended September 30, 2023, sales and marketing expense decreased $0.17 million, or 5.7 percent, to $2.9 million from $3.0 million for the same period last year. This decrease is primarily due to lower sales commissions, offset by sales activities expenses, and payroll and benefits expenses.

For the nine months ended September 30, 2023, sales and marketing expense decreased $0.20 million, or 2.2 percent, to $8.8 million from $9.0 million for the same period last year. This decrease is primarily due to lower sales commissions, offset by sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended September 30, 2023 and 2022, research and development expense decreased $0.04 million, or 8.0 percent to $0.45 million from $0.49 million for the same period last year. This is primarily due to no longer allocating recently approved product parts related to the next generation pump to research and development. These approved parts are now included in raw material inventory.

For the nine months ended September 30, 2023, research and development expense increased $0.5 million, or 32.0 percent, to $2.2 million from $1.7 million for the same period last year. This is primarily due to increased payroll and benefit expenses offset by no longer allocating recently approved product parts related to the next generation pump to research and development.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2023, other income, net increased $0.4 million, to $0.5 million from $0.1 million for the same period last year. This increase is due to higher interest rates earned by money market fund investments that comprise a significant portion of our cash balances.

For the nine months ended September 30, 2023 and 2022, we reported other income, net, of $1.2 million and $0.01 million. The change is primarily due to higher interest rates earned by money market fund investments.

Income Taxes

For the three and nine months ended September 30, 2023, we recorded a provision for income tax expense of $1,341,352 and $3,403,523 respectively. Our effective tax rate was 20.9 percent and 21.2 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

For the three and nine months ended September 30, 2022, we recorded a provision for income tax expense of $810,375 and $2,322,30 respectively. Our effective tax rate was 19.1 percent and 20.2 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of September 30, 2023, and December 31, 2022, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of September 30, 2023, we had cash and cash equivalents of $46.7 million, stockholders’ equity of $74.6 million, and working capital of $64.0 million. As of December 31, 2022, we had cash and investments of $57.9 million, stockholders’ equity of $73.7 million, and working capital of $68.9 million.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months. We have acquired land from an unrelated party and plan to make subsequent improvements thereon in the next two years to accommodate our increased operations and expand capacity. We anticipate using available cash for that investment in our future growth. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$9,552,532	$7,003,865
Net cash used in investing activities	(7,374,351)	(903,321)
Net cash used in financing activities	(13,393,921)	(12,507,943)

Cash provided by operating activities increased $2.6 million, to $9.6 million for the nine months ended September 30, 2023, compared to $7.0 million for the same period in 2022. During the nine months ended September 30, 2023, cash provided by operations was negatively impacted by cash outflows related to income tax payments, inventory purchases, and collection of accounts receivable.

Cash used in investing activities increased $6.5 million, to $7.4 million for the nine months ended September 30, 2023, compared to $0.9 million for the same period in 2022. During the nine months ended September 30, 2023, cash used in investing was primarily the result of the $6.2 million land purchase to be used for future manufacturing, research lab and office space.

Cash used in financing activities increased $0.9 million, to $13.4 for the nine months ended September 30, 2023, compared to approximately $12.5 for the same period in 2022. In both periods, the company paid special dividends to our shareholders.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2023 and 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2023 were effective.

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

IRADIMED CORPORATION

Dated: November 03, 2023	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)