Form 10-K
period 2023-12-31
IRADIMED CORP
filed 2024-03-01
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $378,514,706.

There were 12,662,809 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2024. The registrant’s common stock is listed on the Nasdaq Capital Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2023. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) within the meaning under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “will,” “anticipate,” “believe,” “expect,” “continue,” “could,” “estimate,” “future,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
●	our ability to identify and pursue development of additional products;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;

●	our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	interruption in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	potential negative impacts resulting from climate change or other environmental, social and governance and sustainability related matters;
●	the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
●	breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
●	the loss of, or default by, one or more key customers or suppliers;
●	unfavorable changes to the terms of key customer or supplier relationships;
●	weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
●	geopolitical risks, including from international conflicts and upcoming elections in the United States and other countries, which could, among other things, lead to increased market volatility; and

●	other risks detailed in our filings with the United States Securities and Exchange Commission (the “SEC”).

We have included important factors in the cautionary statements included in this Annual Report, particularly in “Item 1A. Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read this Form 10-K and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

IRADIMED CORPORATION (“IRadimed”, the “Company,” “we,” “us,” “our” or similar terms) develops, manufactures, markets and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and related accessories, disposables and services relating to them. We were incorporated in Oklahoma in July 1992 and reincorporated in Delaware in April 2014.

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

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless Electrocardiogram (“ECG”) with dynamic gradient filtering; wireless blood oxygen saturation monitoring (“SpO2”) using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

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

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2023, our direct sales force consisted of 25 field sales representatives, supported by 3 regional sales directors, and supplemented by 7 clinical application specialists. Internationally, we market our products into approximately 80 countries through the use of independent distributors.

As of December 31, 2023, we have sold approximately 7,196 MRI compatible IV infusion pump systems and approximately 2,166 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and related accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2023, our revenue was $65.6 million and our income from operations was $20.0 million representing an operating profit margin of 30.5 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for 2024.

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

History and Development

Mr. Susi founded Invivo Research Inc. in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research Inc. from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices used during MRI procedures. Invivo Research Inc. was acquired by Invivo Corporation (“Invivo”) in 1992, which began trading on the Nasdaq Capital Market (“Nasdaq”) in 1994. Mr. Susi served as a Director of Invivo Corporation from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo Corporation was acquired by Intermagnetics General Corporation in 2004, which was later acquired by Koninklijke Philips NV (NYSE: PHG).

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

We commenced international sales through a network of distributors and in 2006; we signed an exclusive distribution agreement with Mallinckrodt/Tyco Healthcare (now part of Medtronic plc (NYSE: MDT)) for domestic and Canadian distribution of our products including the MRidium 3850 MRI compatible IV infusion pump system (the predecessor to our current 3860+ model). The exclusive arrangement ended in 2010, allowing us to implement a direct marketing strategy with our own sales force in the U.S.

In 2009, we introduced our second-generation MRI compatible IV infusion pump system, the MRidium 3860+ which improved upon the previous 3850 version in several areas, including the addition of SpO2 monitoring, and remote wireless monitoring capability. An SpO2 monitor can signal when an insufficient level of oxygen is being supplied to the body. Our MRidium 3860+ is the only MRI compatible IV infusion pump system on the market today.

In 2014, we began developing our own MRI compatible patient vital signs monitoring system (“3880 Monitor”). Using current and new technologies, and our trade secrets, we believe our 3880 Monitor improves on the design of other MRI compatible vital signs monitors. Our 3880 Monitor is compact and lightweight, overcoming many of the workflow issues created by other larger and heavier MRI compatible monitors currently in the market. In December 2016, we made our first shipments of the 3880 Monitor to international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our direct selling efforts in the United States.

In 2022, we introduced our ferromagnetic detection device, IRadimed FMD1 3600 with Remote Alarm Logging Unit, (“RALU”). This is the first ferromagnetic detection device with TruSenseTM threat qualification technology. This technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status reducing false alarms, all while simultaneously circumventing background magnetic field noise.

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

Standard Infusion Pumps and Other Inadequate Alternatives

For those medical facilities that do not currently own an MRI compatible IV infusion pump, there are five general methods that are used to deal with patients that are candidates for an MRI requiring IV medications or sedation during their imaging procedure: (1) do not offer MRI treatment to such patients; (2) use standard (magnetic) pumps with long IV lines that extend outside the MRI scanner room; (3) proceed and accept patients for an MRI procedure, but stop the flow of IV fluids during the procedure; (4) allow the gravity controlled free drip of IV fluids; and (5) attempt to shield a conventional IV infusion pump. All these approaches have drawbacks, introduce safety risks and may result in patient harm.

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

Further, there are risks in using a standard IV infusion pump that is mistakenly believed to be at a safe distance from the MR scanner. The powerful magnetic fields may cause metal objects in the MR environment to be drawn with great force into the bore of the MRI system, resulting in potentially deadly projectiles. Moreover, an MRI scanner’s gradient magnetic field and radiofrequency (“RF”) fields can send electrical currents through cables and other conductive materials that are near the MRI system and cause the cables to heat, which may result in burns if they come into contact with the patient or facility staff.

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

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a patient and staff safety device. Accordingly, we do not actively market our IV infusion pump system in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI compatible IV infusion pump systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI compatible IV infusion pump system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, that with our direct U.S. sales team, there is potential for sales of our MRI compatible IV infusion pump system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate of the number of critical care departments in the U.S., we believe there is the potential for the continued sales of our MRI compatible IV infusion pump systems.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. As with our MRI compatible IV infusion pump, we also consider our MRI compatible multi-parameter vital signs monitor primarily as a patient safety device. Accordingly, we do not actively market our MRI vital signs monitor in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI vital signs monitoring systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI vital signs monitoring system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, that with our direct U.S. sales team, there is potential for sales of our MRI vital signs monitoring system within critical care departments of U.S. hospitals (refer to the section below titled Expansion of Intra-Hospital Use of MRI Compatible Devices). Based on an estimate the number of critical care departments in the U.S. and an estimate of the anticipated adoption rate in these critical care departments, we believe there is potential for additional sales of our MRI vital signs monitoring systems.

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible devices primarily to the MRI departments of U.S. hospitals. We believe, however, based on feedback and historical successes selling our devices, that there is continued potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (ICU), Emergency Room (ER), and other critical care departments within U.S. hospitals where there is a high probability that MRI procedures will need to be performed on these patients. These additional call points within the critical care areas of a hospital often result in additional sales into radiology. Additionally, expanded use of our MRI compatible medical devices could serve as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner.

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

Strategy

Company Objective

Our objective is to become the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products, accessories, disposables, and related services. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. We believe our current products increase the safety of performing MRI diagnostics for patients by minimizing potential complications with IV infusions, vital signs monitoring, and detection of metals possessing ferromagnetism.

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

We have an experienced team of engineering and operations managers committed to improving on existing MRI patient care designs through our internal development efforts and the possible acquisition of technologies and intellectual property of others. We have a direct sales organization in the U.S. and a team of experienced international distributors that we believe can effectively go to market with additional MRI compatible patient care products. While we have not completed an acquisition, we evaluate such opportunities from time to time that might improve our value to customers via a larger product offering.

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

Providing best in class customer service and user experience

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We devote a significant amount of time and training to ensure that this educational experience is a success. This training is usually performed by our sales staff with the frequent assistance of our clinical application specialists. We intend to hire more clinical application specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products.

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

MRidium 3860+ IV Tubing Sets

The MRidium 3860+ MRI compatible IV infusion pump system utilizes proprietary fluid delivery tubing sets, each known as an “IV tubing set.” Each use of our MRI compatible IV infusion pump requires a disposable IV tubing set. We offer a variety of IV tubing sets for varying infusion scenarios and these include our standard “spike” infusion set, syringe adapter infusion set and extension infusion set. Each of our IV tubing sets is latex-free and Di-2-ethylhexyl phthalate (DEHP)-free.

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

Dose Error Reduction System (DERS)

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

MRI Compatible Patient Vital Signs Monitoring System

Our 3880 Monitor has been designed with non-magnetic components and other special features to monitor a patient’s vital signs safely and accurately during various MRI procedures. The 3880 Monitor system is fully operational in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room (see above diagram).

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

The MRI compatible patient vital signs monitoring system also includes: (1) an extended range remote tablet that allows for remote monitoring from outside the MRI scanner room; (2) a base station control center that facilitates printing, wireless communications between the remote tablet and the monitor, and acts as a battery charger for the remote tablet; and (3) wireless ECG, SpO2 and invasive blood pressure pods that facilitate the respective monitoring modalities.

IRadimed FMD1 with Remote Alarm Logging Unit (“RALU”)

Our 3600 ferromagnetic detection device, IRadimed FMD1 with RALU is the first ferromagnetic detection device with TruSenseTM threat qualification technology. Our patent pending TruSenseTM technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status. with IRadimed’s expertise in Dynamic Signal Processing. This technology reduces false alarms, all while simultaneously circumventing background magnetic field noise. The 3600 can be self-installed and does not require drilling, special tools, permits or contractors like traditional FMD systems.

The wireless touchscreen, RALU is unique in the industry and provides a full color visual representation of the MRI door and FMD status. When an incident occurs, this wireless touchscreen uniquely allows users to quickly and easily log all ferrous items as they enter the MRI Zone IV improving the reporting accuracy hospitals require for accreditation.

Intellectual Property

We protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. During the development of our products, our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi, obtained a number of patents regarding our MRI compatible IV infusion pump and related systems. Mr. Susi has irrevocably assigned these patents to us.

We have 16 issued U.S. patents and 4 issued foreign patents with remaining lives that range from 1 to 17 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 25 direct field sales representatives, 3 regional sales directors and 7 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Years Ended December 31,
	2023	2022
United States	80.1%	82.4%
International	19.9%	17.6%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Years Ended December 31,
	2023	2022
Devices	70.1%	68.5%
Disposable, service and other	26.8%	27.4%
Amortization of extended warranty agreements	3.1%	4.1%

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

We enter into agreements with Integrated Delivery Networks (“IDNs”) and healthcare supply contracting companies, which are commonly referred to as Group Purchasing Organizations (“GPOs”) in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Our agreements with GPOs typically include the following provisions:

●	Negotiated pricing for all group members;
●	Volume discounts and other preferential terms on member purchases from us;
●	Promotion of our products by the GPO to its members; and
●	Payment of administrative fees by us to the GPO, based on purchases of our products by group members.

Under our GPO agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. Sales to participating IDNs do not have an associated fee.

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. Some components we or our suppliers utilize are from Chinese or Taiwanese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to the global supply chain issues, international trade restrictions, excessive demand creating shortages of available supply, and conditions related to health pandemics. We continuously monitor our supply chain regarding these matters. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump is sole sourced from a major multinational Japanese manufacturing company with whom we have an excellent long-term relationship. This company has exclusively provided us with these motors since 2005. Our exclusive supply agreement with this company expired February 25, 2024. This supply agreement was renewed March 2024, and extends through March 1, 2029.

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

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In October 2022, we underwent a recertification audit to maintain our ISO 13485:2016 and Medical Device Single Audit Program certifications and received our certificates. These certificates will need renewal again by January 2025.

Competition

The medical products industry is generally characterized by intense competition and innovation via extensive research and new product development efforts. The market for medical products is subject to rapid change due to a competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations, and ability to leverage existing customer relationships might give them a competitive advantage over us. We believe that a company’s reputation for producing accurate, reliable, and technologically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

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

There are many manufacturers of conventional IV infusion pump devices, and if any of these manufacturers, or other potential competitors, decide to enter the MRI compatible IV infusion pump market, they may have competitive advantages over us. Many of these potential competitors have established reputations, customer relationships and marketing, distribution, and service networks. In addition, they have substantially longer histories in the medical products industry, larger product lines and greater financial, technical, manufacturing, management, and research and development resources. Many of these potential competitors may have long-term product supply relationships with our potential customers.

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

Other large and well-known companies such as GE Healthcare Technologies (NYSE: GEHC) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us as they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is newer to the market relative to these other companies, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Historically, our third quarter bookings have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season in the northern hemisphere.

Segment Information and Geographic Data

Our business operates as one reportable segment. Financial information about geographic areas is presented in Notes 2 and 4 in the Notes to Financial Statements of this Annual Report on Form 10-K.

Research and Development

Our research and development efforts focus on developing innovative products by utilizing our established core competencies in MRI compatible technologies and feedback from strategic relationships with hospitals, acute medical facilities and medical equipment manufacturers for new product ideas. Our research and development efforts are driven by the leadership of our founder, Roger Susi, along with engineers and technical professionals with significant experience in systems engineering and product design.

Our research and development expenses were $2.9 million or 4.4 percent of revenue in 2023 and $2.3 million or 4.3 percent of revenue in 2022.

Human Capital

As of December 31, 2023, we had 148 full-time employees, including 57 in manufacturing and service, 48 in sales, marketing and customer support services, 15 in regulatory affairs and quality assurance, 13 in finance and administration and 15 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to reduce risks of harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any allegations. The basis for recruitment, hiring, development, training, compensation, and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities.

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

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and can extend beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. It generally takes from two to three years or even longer. All our current regulated medical devices and related products that are available in the U.S. were originally cleared through the 510(k) process as required by the FDA. We cannot be sure that future medical devices or modifications of current medical devices, will qualify for the 510(k) pathway or whether 510(k) clearance or PMA approval will be obtained for any future product that we propose to market. Our FMD1 is an example of this as a non-regulated product without diagnostic or therapeutic claims.

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

Product Recalls

We have made substantial investments in quality systems and we will continue to make improvements to our products and systems to further reduce potential issues related to patient safety and avoid recalls in the future. Product quality plays a critical role in our success. While we believe that we have made significant improvements to our product quality and overall quality systems, quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results. For more information about risks related to these matters, see the section captioned “Defects or failures associated with our products and/or our quality control systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions” in the “Risk Factors” section.

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

In May 2017, the European Union (the “EU”) implemented a new regulatory scheme for medical devices under the Medical Device Regulation (“MDR”). The MDR initially became effective in May 2021, however the MDR transition was recently extended to 2028 for Class IIb non implanted devices. Regardless our CE Certificates remain valid through December 2028, allowing us to continue shipping our products into the EU. MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions, and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Available Information

Our principal executive office is located at 1025 Willa Springs Drive, Winter Springs, Florida 32708. Our telephone number is (407) 677-8022, and our website address is https://www.iradimed.com. Information contained on, or accessible through, our website is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Annual Report. Our common stock is listed and traded on Nasdaq under the symbol “IRMD”.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the SEC. We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at https://www.iradimed.com. Information contained on our website is not a part of this Annual Report.

In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Board has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all of our executives, directors, and employees. The Code of Ethics covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the Code of Ethics is posted on the Governance section of the Investors page of our website, which is located at www.iradimed.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website address at https://www.iradimed.com.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves many risks that could materially affect our business, financial condition or future results, and some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included under Part I, Item 1A “Risk Factors” in this Annual Report.

Risk Factors Summary

The following is a summary of the risk factors that could materially affect our business, financial condition, or future results, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business and Financial Condition

●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Successful development and commercialization of enhanced products or new products to remain competitive.
●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Dependence upon the integrity of our supply chain, including multiple single-source suppliers.
●	Our reliance on third-party suppliers for certain of our raw materials and components.
●	Securities class action litigation or derivative litigation.

●	Our markets are very competitive, and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Our inability to collect on our accounts receivables from our customers.
●	Failure to maintain relationships with Integrated Delivery Networks and Group Purchasing Organizations.
●	Cost-containment efforts of our customers and purchasing groups.
●	A failure in our efforts to access and educate clinicians, anesthesiologists, radiologists, and hospital administrators regarding the advantages of our products.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside the U.S.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.
●	Failure to attract and retain the talent required for our business.
●	Sufficiency of our internal and external sources of liquidity.
●	Inability to scale our operations or adequately manage generational upgrades to our own products.
●	Difficulties associated with integrating acquisitions of technologies, products, and businesses.
●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
●	Our engagement in related party transactions.
●	We are subject to various privacy and consumer protection laws.

Risks Related to Our Industry

●	Changes in government regulations or U.S. healthcare policy could force us to make modifications to how we develop, manufacture, market, and price our products.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.

●	Defects or failures associated with our products and/or our quality control systems.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Healthcare fraud and abuse regulations could potentially result in significant liability, require us to change our business practices and/or restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals and maintain compliance with regulations applicable to medical devices and infusion pumps.
●	Our operations are subject to environmental laws and regulations.

Risks Relating to our Intellectual Property

●	Protection of our intellectual property.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our current and future products.
●	Disclosure of confidential or proprietary information, unpatented trade secrets, know-how, confidential and proprietary technology.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock.
●	Use of capital to repurchase shares of our common stock and need or choice to raise additional capital in the future.
●	The ability of Roger Susi, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval due to his significant minority ownership.
●	Payment of dividends, or a reduction or cessation of expected dividends.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
●	Failure to develop and maintain adequate internal controls or to implement new or improved controls.
●	Impact of being a public company on our competitive environment and our risk of potential litigation.
●	Impact from our involvement in securities class action litigation, if any.
●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.

●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

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

There can be no guarantee that in the future, the FDA will not impact our ability to commercially distribute. The FDA could require us to cease shipment of our products, notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also issue warning letters or untitled letters, refuse future requests for 510(k) submission or premarket approval, revoke existing 510(k) clearances or premarket approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.

As inflationary measures have affected the greater market in the last two years, we have considered the effects of inflation on our business operations and financial results. We have assessed that inflation has not had a material impact on our revenues, expenses, assets, liabilities, or cash flows for the current reporting period. We have also evaluated our exposure to future inflationary risk and concluded that it is not significant based on our current business model and market conditions. We have mitigated the impact of inflation on our cost of goods sold by continued operational efficiency.

Our products could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;
●	technological advancements of MRI scanners;
●	technological developments such as new imaging modalities which render MRI procedures obsolete or reduce the instances where MRI imaging is utilized;
●	loss of key relationships with suppliers, integrated delivery healthcare systems, group purchasing organizations, distributors, or direct end-user customers;
●	manufacturing or supply interruptions;
●	product liability claims;
●	our reputation and product market acceptance;
●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and
●	product recalls or safety alerts.

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

For example, we are dependent upon a single vendor for the ultrasonic motor at the core of our devices. If this vendor fails to meet our volume requirements, which we anticipate will increase over time, or if the vendor becomes unable or unwilling to continue supplying motors to us, this would impact our ability to supply our devices to customers until a replacement source is secured. Our executed agreement with this vendor, which renewed in March 2024, provides that the price at which we purchase products from the vendor is determined by agreement from time to time or should material costs change. Although we have had a long history of stable pricing with this supplier, this provision may make it difficult for us to continue to receive motors from this vendor on favorable terms or at all if we do not agree on pricing in the future. In such event, it could materially and adversely affect our commercial activities, operating results, and financial condition.

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

In 2014, following adverse action by the FDA or volatility in our stock price, securities class action litigation has been brought against us. There can be no assurance that we will not face other securities litigation in the future. With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our business, financial condition, and our common stock. Regardless of the outcome, these claims may result in injury to our reputation, significant costs, diversion of management’s attention and resources, and loss of revenue.

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

Our inability to collect on our accounts receivables from customers may have an adverse effect on our business operations and financial condition.

We market our products to end users in the United States and to distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses. From time to time, we have had, and may in the future have, accounts receivables from one or more affiliated customers that accounted for 10 percent or more of our gross accounts receivable. As a result, we may be exposed to a certain level of concentration of credit risk. If a major customer experiences financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition, and results of operations. Additionally, the recent health pandemic has and may continue to cause delays in payments from customers, which may adversely impact our future results of operations and liquidity.

If we fail to maintain relationships with Integrated Delivery Networks and Group Purchasing Organizations, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with Integrated Delivery Networks and Group Purchasing Organizations (“GPOs”).

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

Our MRI compatible medical devices are considered capital equipment by many potential customers, and hence changes in the budgets of healthcare organizations and the timing of spending under these budgets and conflicting spending priorities, such as spending related to the recent health pandemic, may have a significant effect on the demand for our products and related services. Any decrease in expenditures by these healthcare facilities could decrease demand for our products and related services and reduce our revenue. Additionally, changes to reimbursement policies by third-party payors could also decrease demand for MR procedures and hence also for our products and related services and reduce our revenue.

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

We are highly dependent on our founder, Chairman, President and Chief Executive Officer, Roger Susi.

We believe that Mr. Susi will continue to play a significant role in the development of new products. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing the risks related to maintaining his continued services, including having a succession plan.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products and updates to existing products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative, and other resources. We cannot guarantee that any of the personnel, systems, procedures and controls we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed. In February 2023, we purchased 26 acres of land in Orlando, Florida on which we plan to build an expanded facility to increase capacity. Any failure to successfully construct and operate such a facility expansion might limit our ability to grow as we expect. We do not plan to retain the current Winter Springs, Florida leased facility once the larger facility is fully operational.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our company and Roger Susi and his affiliates. The only significant ongoing related party transaction is the lease agreement between our company and Susi, LLC, an affiliate of Roger Susi, with respect to our current sole production and headquarters facility in Winter Springs, Florida. Related party transactions that present difficult conflicts of interest, could result in disadvantages to our company, and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders. The purchase of land and the planned expanded facility will reduce related party transaction exposure by the eventual termination of the lease with Susi, LLC.

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

Significant changes and volatility in most aspects of the current business environment, including financial markets, customer behavior, speed of technological, regulatory, and competitive changes, and the recent health pandemic, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings, and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such results are announced to the public.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, allowances for doubtful accounts, valuation of inventory, impairment of intangibles and long-lived assets, accounting for leases, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to GAAP, some of which are material to many companies. These changes introduce risk to our financial reporting processes due to implementation and internal control implications.

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

In addition, our products are subject to pre-clearance requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales, and distribution. Compliance with these regulations is time consuming, burdensome, and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval, would negatively affect our ability to sell our products and harm our anticipated revenues.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to more rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products, our ability to maintain profitability or grow will suffer.

Our current products are Class II medical devices and hence require regulatory pre-market approval by the FDA and other federal and state authorities prior to their sale in the U.S. Similar approvals are required by foreign governmental authorities for sale of our products outside of the U.S., including the EU. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. As part of our strategy, we plan to seek approvals for new or improved MRI compatible products. The process of obtaining approvals is costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, or at all. Failure to receive approvals for new products will hurt our ability to grow.

We are subject to risks associated with doing business outside of the U.S.

Sales to customers outside of the U.S. have recently been approximately 20 percent of our net revenues and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

●	foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;
●	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
●	foreign currency fluctuations that can impact our financial statements when foreign denominations are translated into U.S. dollars;

●	different local product preferences and product requirements, which might increase with increasing nationalism;
●	trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;
●	difficulty in establishing, staffing and managing non-U.S. operations;
●	failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;
●	uncertainties regarding judicial systems and procedures, changes in labor, environmental, health and safety laws;
●	healthcare crises or epidemics;
●	potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws;
●	political instability and actual or anticipated military or political conflicts, including instability related to war and terrorist attacks, such as Russia’s invasion of Ukraine, and to political matters, such as the U.K.’s Brexit;
●	economic instability, inflation, deflation, recession or interest rate fluctuations;
●	potential disruption in supply chains; and
●	minimal or diminished protection of intellectual property.

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

Even if we are able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA. For example, the FDA conducted routine inspections of our facility in Winter Springs, Florida in June 2019. The FDA issued a Form 483 on June17, 2019 resulting from an inspection of our facility between June 11 and June 17, 2019, that identified three observations. These observations were related to procedural and documentation issues associate, vendor requirements and complaint investigation.

We submitted responses to the Form 483 in July 2019 in which we described our proposed corrective and preventative actions to address each of the observations. We received an acknowledgement letter from the FDA, on October 1, 2019, noting the proposed corrective and preventative actions were reviewed and appeared adequate.

In addition, manufacturing flaws, component failures, design defects, off-label uses by practitioners, or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. All these events could harm our sales, margins and profitability in the affected periods and may have a material adverse effect on our business. Any adverse regulatory action or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability, and financial condition. Furthermore, an adverse regulatory action with respect to any of our products or operating procedures or to our suppliers’ manufacturing facilities could materially harm our reputation in the marketplace.

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

We rely on unpatented trade secrets, know-how and technology. This intellectual property is difficult to protect, especially in the medical device industry, where much of the information about a product must be submitted to regulatory authorities during the clearance process. We seek to protect trade secrets, confidential information, and proprietary information, in part, by entering into confidentiality and invention assignment agreements with employees, consultants, and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other confidential or proprietary information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets and our other confidential and proprietary information, we or our collaboration partners, board members, employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

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

We may become involved in patent litigation or other intellectual property proceedings relating to our current and future product clearances, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

Any use of capital to repurchase shares of our common stock, or the election to continue to pay a regular cash dividend, could have a material adverse effect on our stock price and our business.

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

In December 2023, our Board of Directors declared a special cash dividend of $0.48 per share and the initiation of a regular quarterly dividend of $0.15 per share. The special cash dividend and the first quarterly dividend are payable on January 12, 2024, to shareholders of record at the close of business on December 18, 2023. Even though our board of directors has approved the payment of a regular quarterly cash dividend on the Company’s common stock, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Company’s board of directors and will depend on a number of factors.

Similarly, on February 2, 2023, the Board of Directors declared a special cash dividend of $1.05 per share on the Company’s common stock. On February 21, 2023, we paid $13,222,907 to shareholders of record at the close of business on February 13, 2023. In the future, the Board of Directors may elect to allocate capital based on our continued ability to generate cash from operations, our capital needs to support normal operations, and making investments that are aimed at supporting growth, rather than paying cash dividends. These capital allocation decisions could have a material adverse effect on our stock price. If the Board of Directors chose to omit a dividend and retained future earnings for the operation and expansion of our business, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own approximately 36 percent of our outstanding common stock. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of promoting, delaying or deterring a change of control of our company.

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

We believe that being a public company and compliant with these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on the Board of Directors’ audit committee (the “Audit Committee”) and compensation committee (the “Compensation Committee”).

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

We are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

IRadimed employs a multilayer approach to addressing cybersecurity risk based on the National Institute of Standards and Technology (NIST) framework. It has established a cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third-party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. Our cybersecurity team works in conjunction with the management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into IRadimed’s enterprise risk management process, and our information technology leadership reviews the Company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into the enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

●	the implementation of a comprehensive cybersecurity policy that encompasses but is not limited to, information governance, monitoring, authentication, encryption, vulnerability management, third-party management, and recovery;

●	required annual cybersecurity training for all employees with additional supplemental cybersecurity training required based on role;

●	random employee phish testing, training and follow-up;

●	procedural and automated cyber controls in conjunction with robust detection, mitigation, and recovery capabilities;

●	the integration of multiple threat intelligence sources into our cybersecurity tools and processes;

●	the retention of external cybersecurity threat response resources; and

●	the formation of a multidisciplinary cybersecurity incident response team.

The IRadimed board of directors provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which serves and functions as the Board’s primary oversight body to monitor the Company’s cybersecurity and related information technology risk and assists the Company’s board of directors in fulfilling its oversight responsibilities regarding the Company policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing our information security policies and internal controls regarding information security; and reviewing the  annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the cybersecurity program and receives regular updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends.  The Audit Committee oversees the Company’s disclosure of any cybersecurity incident deemed material (and such materiality determination will be made by the Board upon recommendation of the Audit Committee) as required by the SEC or any other governmental authority, as applicable.

In addition to managing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Risk assessments are performed against third-party service providers with a specific focus on any sensitive data that is to be shared with them. The internal business owners of vertical applications are required to document user access reviews regularly. We request a System and Organizational Controls (“SOC”) 2 report from the vendors of our enterprise cloud applications. If they do not provide us with a SOC 2, we seek additional compensating risk assurance in our contract language with them. Risks associated with the use of third-party service providers are managed as part of our overall cybersecurity risk management framework.

To continually manage and control the material risks that cybersecurity threats present to the organization, IRadimed invests significantly in the cybersecurity elements outlined above. In addition, the Company has made investments to fulfill the operational and financial regulatory requirements laid out by the Sarbanes-Oxley Act of 2002.

IRadimed faces a number of cybersecurity risks in connection with its business. Although such risks have not materially affected us, including our business strategy, results of operations, or financial conditions, to date, we have, from time to time, experienced threats to and breaches of our data systems, including malware, phishing and computer virus attacks.

ITEM 2. PROPERTIES

Our principal offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. Pursuant to the terms of our lease, the current monthly base rent is $34,133, adjusted annually for changes in the consumer price index. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter will be renewed for successive terms of one year each. Pursuant to a reinstatement and amendment, dated February 2, 2023, to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership, and the Company, dated November 1, 2022, the parties consummated the sale of approximately 26.518 acres of land located in Orange County, Florida to the Company for a purchase price of $6,200,000. The property was acquired as a site for future office, assembly and warehouse/shipping space to accommodate our increased operations and anticipated growth.

In February 2023, we entered into two, two-year, non-cancelable operating leases for approximately 5,400 square feet of additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the twelve months ended December 31, 2023 and 2022, the Company paid $110,605 and $0 respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire February 2025 and do not contain any residual value guarantee or material restrictive covenants.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including proceedings for which we may not have insurance coverage. While many of these matters involve inherent uncertainty as of the date hereof, we do not currently believe that any such legal proceedings will have a material adverse effect on our business, financial position, results of operations or liquidity. We also believe that adequate reserves for these liabilities have been made.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been publicly traded on Nasdaq under the stock symbol “IRMD” since July 16, 2014. Prior to that date, there was no public market for our common stock.

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

Stockholders

As of February 29, 2024, we had 3 stockholders of record. This number is significantly less than and does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

On February 2, 2023, the Board of Directors declared a special cash dividend of $1.05 per share on the Company’s common stock. On February 21, 2023, we paid $13,222,907, to shareholders of record at the close of business on February 13, 2023. On December 12, 2023, the Board of Directors declared a special cash dividend of $0.48 per share and the initiation of a regular quarterly dividend on the Company's outstanding common stock. The regular quarterly dividend is $0.15 per share. The special cash dividend and the quarterly dividend are payable on January 12, 2024, to shareholders of record at the close of business on December 18, 2023.

The decision on whether to pay cash dividends on our common stock in the future will be made by our Board of Directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the year ended December 31, 2023.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
January 1, 2023—January 31, 2023	898	$—	—	$—
February 1, 2023—February 28, 2023	48	$—	—	$—
March 1, 2023—March 31, 2023	469	$—	—	$—
April 1, 2023—April 30, 2023	23	$—	—	$—
May 1, 2023—May 31, 2023	524	$—	—	$—
June 1, 2023—June 30, 2023	1,502	$—	—	$—
July 1, 2023—July 31, 2023	588	$—	—	$—
August 1, 2023—August 31, 2023	17	$—	—	$—
September 1, 2023—September 30, 2023	66	$—	—	$—
October 1, 2023—October 31, 2023	338	$—	—	$—
November 1, 2023—November 30, 2023	—	$—	—	$—
December 1, 2023—December 31, 2023	10,004	$—	—	$—
Total	14,477	$—	—	$—
(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

Transfer Agent

The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

Equity Compensation Plan Information

The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report

Stock Performance Graph

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

The following graph shows a comparison, from December 31, 2018 through December 31, 2023, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
iRadimed Corporation
Russell 2000
NASDAQ Medical Equipment

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless ECG with dynamic gradient filtering; wireless SpO2 using Masimo® algorithms; non-magnetic respiratory CO2; invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2023, our direct U.S. sales force consisted of 25 field sales representatives, 3 regional sales directors and supplemented by 7 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to lingering pandemic issues. We also enter into agreements with IDNs and healthcare supply contracting companies, which are commonly referred to as GPOs in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Under our GPO agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. Sales to participating IDNs do not have an associated fee.

Financial Highlights and Outlook

Our revenue was $65.6 million in 2023 and $53.3 million in 2022. Our diluted earnings per share was $1.35 in 2023, and $1.02 in 2022. Our cash provided by operations was $13.5 million in 2023, and $10.0 million in 2022.

Our estimated installed base of medical devices is as follows:

	December 31,
	2023	2022
IV Infusion Pump Systems	7,196	6,582
Patient Vital Signs Monitoring Systems	2,166	1,596

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

For many domestic sales, we enter into agreements with IDN systems and healthcare supply contracting companies, commonly referred to as GPOs.

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

	Percent of Revenue
	Year Ended
	December 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	23.5	22.6
Gross profit	76.5	77.4
Operating expenses:
General and administrative	23.1	20.1
Sales and marketing	18.5	23.8
Research and development	4.4	4.3
Total operating expenses	46.0	48.2
Income from operations	30.5	29.3
Other income, net	2.6	1.0
Income before provision for income taxes	33.1	30.3
Provision for income tax expense	6.9	6.3
Net income	26.2%	24.0%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue by Geographic Region

	Year Ended
	December 31,
	2023	2022

United States	$52,525,449	$43,898,735
International	13,036,847	9,404,410
Total revenue	$65,562,296	$53,303,145

Revenue by Type

	Year Ended
	December 31,
	2023	2022

Devices:
MRI Compatible IV Infusion Pump Systems	$19,611,128	$14,526,017
MRI Compatible Patient Vital Signs Monitoring Systems	25,414,537	21,721,720
Ferro Magnetic Detection Systems	944,793	257,112
Total Devices revenue	45,970,458	36,504,849
Disposables, services and other	17,578,366	14,622,327
Amortization of extended warranty agreements	2,013,472	2,175,969
Total revenue	$65,562,296	$53,303,145

Revenue increased $12.3 million, or 23.0 percent, to $65.6 million from $53.3 million for the same period in 2022.

Revenue from sales in the U.S. increased $8.6 million, or 19.7 percent, to $52.5 million from $43.9 million for the same period in 2022. Revenue from sales internationally increased $3.6 million, or 38.6 percent, to $13.0 million from $9.4 million for the same period in 2022. Domestic sales accounted for 80.1 percent of total revenue for the year ended December 31, 2023, compared to 82.4 percent for the same period in 2022.

Revenue from sales of devices increased $9.5 million, or 25.9 percent, to $46.0 million from $36.5 million for the same period in 2022. This increase was the result of higher overall unit sales, particularly our IV infusion pump systems.

Revenue from sales of our disposables, service and other increased $3.0 million, or 20.2 percent, to $17.6 million from $14.6 million for the same period in 2022. Revenue from the amortization of our extended warranty agreements decreased $0.2 million, or 7.5%, to $2.0 million from $2.2 million for the same period in 2022. The increase in ancillary product sales aligns with the increased sales of our devices. The decline in revenue from the amortization of deferred revenue year-over-year is primarily due to a higher initial volume of deferred revenue during the pandemic, as more companies were purchasing extended warranties at that time.

Cost of Revenue and Gross Profit

	Year Ended
	Years Ended December 31,
	2023	2022
Revenue	$65,562,296	$53,303,145
Cost of revenue	15,404,027	12,020,742
Gross profit	$50,158,269	$41,282,403
Gross profit percentage	76.5%	77.4%

Cost of revenue increased approximately $3.4 million, or 28.1 percent, to $15.4 million for the year ended December 31, 2023, from $12.0 million for the same period in 2022. Gross profit increased approximately $8.9 million, or 21.5 percent, to $50.2 million for the year ended December 31, 2023 from $41.3 million for the same period in 2022. The increase in cost of revenue and gross profit is primarily due to higher revenue during the year ended December 31, 2023, compared to the same period in 2022.

Gross profit margin was 76.5 percent and 77.4 percent for the years ended December 31, 2023 and 2022, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments and higher average selling prices in 2023 compared to 2022, offset by increased raw material costs due to inflation. The increase in year over year sales also positively impacts the Company’s ability to favorably absorb overhead costs and increase gross profit margin.

Operating Expenses

	December 31,
	2023	2022
General and administrative	$15,122,065	$10,697,067
Percentage of revenue	23.1%	20.1%
Sales and marketing	$12,142,090	$12,679,610
Percentage of revenue	18.5%	23.8%
Research and development	$2,858,656	$2,278,081
Percentage of revenue	4.4%	4.3%

General and Administrative

General and administrative expense increased approximately $4.4 million, or 41.4 percent, to $15.1 million for the year ended December 31, 2023, from $10.7 million for the same period last year. This increase is primarily due to higher expenses for legal and professional costs, regulatory approval and consulting costs, and payroll and employee benefits costs. These increases are a direct result of the continuous growth of the Company and need for additional support resources.

Sales and Marketing

Sales and marketing expenses decreased approximately $0.6 million, or 4.3 percent, to $12.1 million for the year ended December 31, 2023, from $12.7 million for the same period in 2022. This decrease is primarily the result of lower expenses for sales commissions, partially offset by higher expenses for payroll and benefits. Lower commissions are related to the sales cycle, and not necessarily in line with revenue growth. The increases are a direct result of the continuing growth of the Company.

Research and Development

Research and development expense increased approximately $0.6 million, or 25.5 percent, to $2.9 million for the year ended December 31, 2023, from $2.3 million for the same period in 2022. This is primarily due to higher payroll and benefits costs, offset by lower prototype design and consulting expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $1.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. This increase is primarily the result of higher interest income during the year ended December 31, 2023 compared to the same period in 2022.

Income Taxes

We recorded a provision for income tax expense of approximately $4.5 million for the year ended December 31, 2023, compared to a tax expense of approximately $3.4 million for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was 20.8 percent compared to 20.7 percent for the same period in 2022. The increase in our effective tax rate is primarily the result of higher book income before the provision for income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements and capital expenditures.

As of December 31, 2023, we had cash and investments of $49.8 million, stockholders’ equity of $71.4 million, and working capital of $59.7 million, compared to cash and cash equivalents and investments of $58.0 million, stockholders’ equity of $73.7 million, and working capital of $68.9 million as of December 31, 2022.

	Year Ended
	December 31,
	2023	2022
Net cash provided by operating activities	$13,465,012	$10,042,711
Net cash used in investing activities	(8,007,167)	(1,374,997)
Net cash used in financing activities	(13,656,511)	(12,706,400)

Comparison of the Years Ended December 31, 2023 and 2022

Operating Activities

For the year ended December 31, 2023, cash provided by operations increased $3.5 million to $13.5 million, from $10.0 million in 2022. During 2023, cash provided by operations was positively impacted by higher net income, accounts receivable, stock compensation, and deferred revenue. Cash provided by operations was negatively impacted by inventory, accounts payable, and deferred income taxes.

Investing Activities

For the year ended December 31, 2023, cash related to investing activities decreased $6.6 million to a use of $8.0 million, from $1.4 million used in 2022. During 2023, cash related to investing activities was impacted by purchases of property and equipment, specifically the purchase of land. During 2022, cash related to investing activities was impacted by maturities of investments, purchases of property and equipment, and capitalized intangible assets.

Financing Activities

For the year ended December 31, 2023, cash related to financing activities decreased $1.0 million to a use of $13.7 million, from $12.7 million used in 2022. During 2023, cash used in financing activities was related to a cash payment for a dividend and taxes paid for the net share settlement of restricted stock units.

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

We believe our sources of liquidity, including cash flow from operations, existing cash, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

●	Amount and timing of revenue and expenses;
●	Dividend policy;
●	Extent to which our existing and new products gain market acceptance;
●	Extent to which we make acquisitions;
●	Cost and timing of product development efforts and the success of these development efforts;
●	Cost and timing of selling and marketing activities; and
●	Availability of borrowings or other means of financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the U.S. and sell those products into approximately 80 countries throughout the world. We also purchase certain components for our products from foreign vendors. Most of our sale and purchase transactions are denominated in the U.S. Dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates relative to the U.S. Dollar or weak economic conditions in foreign markets. In addition, changes in exchange rates may also affect the end-user prices of our products compared to those of our competitors, who may be selling their products in local currencies, making our products less competitive in some countries.

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2023.

Interest Rate Risk

When able, we invest excess cash in money-market funds, and in the past, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2023, we expect a corresponding change of approximately $431,000 in interest income earned on our excess cash held in interest bearing accounts.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2023, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting - (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after the fiscal year covered by this Form 10-K and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1+	Form of Stock Option Agreement for Iradimed Corp. 2005 Incentive Stock Plan	S-1	333-196875	6/18/2014
10.2+	Iradimed Corporation Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36534	8/6/2020
10.3+	Form of Stock Option Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-1	333-196875	6/18/2014
10.4+	Form of Restricted Stock Award Agreement for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.5+	Form of Restricted Stock Unit Agreement (Time-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.6+	Form of Restricted Stock Unit Agreement (Performance-Vesting) for Iradimed Corporation 2014 Equity Incentive Plan	S-8	333-198971	9/26/2014
10.7	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.8+	Employment Agreement between the Registrant and John F Glenn, dated May 21, 2022	8-K	001-36534	5/26/2022
10.9†	Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on January 26, 2014	S-1	333-196875	6/18/2014
10.10†	Amendment Agreement to Supply Agreement between the Registrant and Fukoku Co., Ltd. entered into on March 26, 2019	8-K	001-36534	3/26/2019
10.11+	Employment Agreement between the Registrant and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
10.12+	Employment Agreement between the Registrant and John (Jack) Glenn, dated May 21, 2022	8-K	001-36534	5/26/2022
10.13	Sale and Purchase Agreement between O PPOPERTY, LTD., a Florida limited partnership, and the Registrant, dated November 1, 2022	8-K	001-36534	11/4/2022

10.14	Reinstatement and Amendment to Sale and Purchase Agreement between O PROPERTY, LTD., a Florida limited partnership, and the Registrant, dated February2, 2023	8-K	001-36534	2/3/2023
10.15+	2023 Equity Incentive Plan				X
10.16+	Form of Restricted Stock Unit Award Agreement for Iradimed Corporation 2023 Equity Incentive Plan				X
10.17+	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Iradimed Corporation 2023 Equity Incentive Plan				X
10.18+	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Iradimed Corporation 2023 Equity Incentive Plan				X
21.1	List of Subsidiaries				X
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200
97	Iradimed Corporation Incentive-Based Compensation Recovery Policy	8-K	001-36534	11/6/2023
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of this Exhibit 101 inline XBRL Document set				X
+	Indicates a management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 1, 2024.

IRADIMED CORPORATION
(Registrant)

Dated: March 1, 2024	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President	March 1, 2024
Roger Susi	(Principal Executive Officer)

/s/ John Glenn	Chief Financial Officer and Secretary	March 1, 2024
John Glenn	(Principal Financial and Accounting Officer)

/s/ Monty Allen	Director	March 1, 2024
Monty Allen

/s/ Anthony Vuoto	Director	March 1, 2024
Anthony Vuoto

/s/ James Hawkins	Director	March 1, 2024
James Hawkins

/s/ Hilda Scharen-Guivel	Director	March 1, 2024
Hilda Scharen-Guivel

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders’ and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Revenue Recorded on the Sale of Extended Warranties

As discussed in Notes 1 and 2 to the financial statements, the Company recorded deferred revenue related to the sale of extended warranty agreements of $4,835,966 at December 31, 2023. The Company records contract liabilities, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance. Payments received on the sale of extended warranty agreements are deferred and recognized in revenue ratably over the agreement period, which is typically one to four years after control of the related product is transferred to the customer.

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

Our audit procedures related to deferred revenue recorded on the sale of extended warranties included the following, among others:

●	We obtained an understanding of the relevant controls related to deferred revenue recorded on the sale of extended warranties and tested such controls for design and operating effectiveness, including controls related to management’s review of the manual calculations.
●	We performed a test of details by agreeing a sample of extended warranty sales transactions to underlying customer contracts. For each selection, we recalculated the revenue recognized for the year ended December 31, 2023, and the expected deferred revenue balance at year end.
●	We tested the mathematical accuracy of management’s deferred revenue calculations and the timing of revenue recognized.

We have served as the Company’s auditor since 2013.

/s/ RSM US LLP

Orlando, Florida

March 1, 2024

IRADIMED CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$49,762,198	$57,960,864
Accounts receivable, net of allowance for doubtful accounts of $368,835 as of December 31, 2023, and $160,498 as of December 31, 2022	12,224,273	13,274,521
Inventory, net	12,821,194	5,369,233
Prepaid expenses and other current assets	1,193,447	630,960
Prepaid income taxes	—	254,093
Total current assets	76,001,112	77,489,671
Property and equipment, net	9,288,625	2,399,812
Intangible assets, net	2,519,053	2,069,439
Operating lease right-of-use asset	2,043,043	2,205,286
Deferred tax asset, net	2,122,816	700,867
Other assets	181,449	648,672
Total assets	$92,156,098	$85,513,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,857,091	$1,799,316
Accrued payroll and benefits	2,775,103	2,871,890
Other accrued taxes	103,241	121,919
Warranty reserve	117,463	94,030
Deferred revenue	2,570,407	3,373,122
Dividend payable	7,975,997	—
Current portion of operating lease liabilities	427,963	293,466
Other current liabilities	250,000	—
Accrued income taxes	250,041	—
Total current liabilities	16,327,306	8,553,743
Deferred revenue	2,793,548	1,375,197
Operating lease liabilities, less current portion	1,615,080	1,911,820
Total liabilities	20,735,934	11,840,760
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,660,313 shares issued and outstanding as of December 31, 2023, and 12,591,004 shares issued and outstanding as of December 31, 2022	1,265	1,259
Additional paid-in capital	28,160,745	26,407,446
Retained earnings	43,258,154	47,264,282
Total Stockholders' Equity	71,420,164	73,672,987
Total liabilities and stockholders’ equity	$92,156,098	$85,513,747

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
Revenue	$65,562,296	$53,303,145
Cost of revenue	15,404,027	12,020,742
Gross profit	50,158,269	41,282,403
Operating expenses:
General and administrative	15,122,065	10,697,067
Sales and marketing	12,142,090	12,679,610
Research and development	2,858,656	2,278,081
Total operating expenses	30,122,811	25,654,758
Income from operations	20,035,458	15,627,645
Other income, net	1,702,798	553,104
Income before provision for income taxes	21,738,256	16,180,749
Provision for income tax expense	4,545,480	3,352,262
Net income	$17,192,776	$12,828,487
Net income per share:
Basic	$1.36	$1.02
Diluted	$1.35	$1.02
Weighted average shares outstanding:
Basic	12,602,948	12,562,856
Diluted	12,722,530	12,635,971

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2023	2022
Net income	$17,192,776	$12,828,487
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities, net of tax expense (benefit) of $0 and $0 for the year ended December 31, 2023 and 2022, respectively and $0 and $9,098 for the year ended December 31, 2023 and 2022, respectively	—	(10,953)
Realized (gain) loss on available-for-sale securities reclassified to net income, net of tax expense (benefit) of $0 and $0 for the year ended December 31, 2023 and 2022, respectively, and $0 and $1,966 for the year ended December 31, 2023 and 2022, respectively	—	(6,059)
Other comprehensive loss	—	(17,012)
Comprehensive income	$17,192,776	$12,811,475

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2021	12,544,024	$1,254	$25,160,618	$46,994,922	$17,012	$72,173,806
Net income	—	—	—	12,828,487	—	12,828,487
Dividends paid	—	—	—	(12,559,127)	—	(12,559,127)
Other comprehensive loss	—	—	—	—	(17,012)	(17,012)
Stock-based compensation	—	—	1,394,106	—	—	1,394,106
Net share settlement of restricted stock units	31,414	3	(293,984)	—	—	(293,981)
Exercise of stock options	15,566	2	146,706	—	—	146,708
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$—	$73,672,987
Net income	—	—	—	17,192,776	—	17,192,776
Dividends paid or accrued	—	—	—	(21,198,904)	—	(21,198,904)
Stock-based compensation expense	—	—	2,186,909	—	—	2,186,909
Net share settlement of restricted stock units	41,879	4	(610,345)	—	—	(610,341)
Net share settlement of performance based stock units	6,430	—	—	—	—	—
Exercise of stock options	21,000	2	176,735	—	—	176,737
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$—	$71,420,164

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	December 31,
	2023	2022
Operating activities:
Net income	$17,192,776	$12,828,487
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	208,337	102,767
Provision for excess and obsolete inventory	181,443	55,737
Depreciation and amortization	765,180	670,673
Loss (Gain) on disposal of property and equipment	12,537	(1,741)
Stock-based compensation	2,186,909	1,394,106
Deferred income taxes, net	(1,171,908)	57,097
(Gain) on maturities of investments	—	(8,025)
Changes in operating assets and liabilities:
Accounts receivable	841,911	(8,240,688)
Inventory	(7,468,170)	(1,308,956)
Prepaid expenses and other current assets	(562,487)	305,936
Other assets	467,223	(398,224)
Accounts payable	(216,436)	1,124,972
Accrued payroll and benefits	(96,787)	57,330
Other accrued taxes	(18,678)	(18,396)
Warranty reserve	23,433	(14,850)
Deferred revenue	615,636	530,576
Other current liabilities	250,000	(146,435)
Prepaid income taxes	254,093	3,052,345
Net cash provided by operating activities	13,465,012	10,042,711
Investing activities:
Proceeds from maturities of investments	—	500,000
Purchases of property and equipment	(7,440,510)	(823,019)
Capitalized intangible assets	(566,657)	(1,051,978)
Net cash used in investing activities	(8,007,167)	(1,374,997)
Financing activities:
Dividends paid	(13,222,907)	(12,559,127)
Proceeds from exercises of stock options	176,744	146,708
Taxes paid related to the net share settlement of equity awards	(610,348)	(293,981)
Net cash used in financing activities	(13,656,511)	(12,706,400)
Net decrease in cash and cash equivalents	(8,198,666)	(4,038,686)
Cash and cash equivalents, beginning of period	57,960,864	61,999,550
Cash and cash equivalents, end of period	$49,762,198	$57,960,864
Supplemental disclosure of cash flow information:
Dividends declared not yet paid	$7,975,997	$—
Cash paid for income taxes	$5,351,708	$1,711,500
ROU asset recognized in exchange for new lease obligation	$227,982	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$675,190	$534,469

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations. As of December 31, 2023 and 2022, our allowance for doubtful accounts was $368,835 and $160,498, respectively.

Investments

Investments, held in the past, consisted of corporate debt securities and were considered available-for-sale. The specific identification method was used to determine the cost basis of investments sold. Our investments were recorded in our Balance Sheets at fair value. We classified our investments as current based on the nature of the investments and their availability for use in current operations. Unrealized gains and losses on our investments were included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses and impairment losses that were determined to be other-than-temporary were recorded in other income, net, in our Statements of Operations. As of December 31, 2023, we do not own any corporate debt securities, but should direct debt securities be utilized in the future, we would treat them as described above.

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

Research & Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. Some of our products include embedded software which is essential to the products’ functionality. Costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the product reaches technological feasibility and cease capitalization when the product is ready for commercial sale. Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the product and included in cost of revenue. Amortization begins when the product is available for general sales to customers.

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

In December 2023 and 2022, the Company granted Performance-Based Restricted Stock Units (“PSUs”) to certain employees under the Company’s Long-Term Incentive Pan (“LTIP”), which was adopted under the Company’s Amended and Restated 2014 Equity Incentive Plan. Payouts of the PSUs will be based on the Company’s total shareholder return compared to a peer group or index total shareholder return. For purposes of the LTIP, total shareholder return is calculated as the share price at the end of the performance period, which is three years, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0 percent and 200 percent, depending on the Company’s relative total return performance.

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

We recognize the tax benefit of uncertain tax positions, if any, in the financial statements based on the technical merits of the position. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.

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

The following table presents the computation of basic and diluted net income per share:

	For the Year Ended December 31,
	2023	2022

Net income	$17,192,776	$12,828,487
Weighted-average shares outstanding — Basic	12,602,948	12,562,856
Effect of dilutive securities:
Stock options	17,654	20,106
Restricted stock units	63,340	43,037
Performance-based restricted stock units	38,588	9,972
Weighted-average shares outstanding — Diluted	12,722,530	12,635,971
Basic net income per share	$1.36	$1.02
Diluted net income per share	$1.35	$1.02

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Year Ended
	December 31,
	2023	2022

Anti-dilutive stock options and restricted stock units	419	22,744

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

We are actively managing our response to the recent pandemic and continue to work with our customers, distributors, vendors, and suppliers and assessing the potential effects to our financial position, results of operations and cash flows. As of the date of the issuance of these financial statements, the extent to which a pandemic may materially impact our financial condition, liquidity, or results of operations in future periods remains uncertain.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2023

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and experimental expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. This change is applied from 2022 onward prospectively and impacts the timing of the related cash tax payments as the deductions are disallowed for tax in the year incurred but allowed for tax purposes to be amortized and deducted over 5 years. The mandatory capitalization requirement increased our deferred tax assets and cash tax liabilities by approximately $0.5 million as of and for the year ended December 31, 2023. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with a retroactive effect. In the meantime, we expect to continue to make additional Federal tax payments based on current Section 174 tax law. The impact of Section 174 on our cash from operations depends on the amount of research and experimental expenditures incurred by the company and whether the IRS issues guidance on the provision which differs from current interpretation, among other things.

Recently Issued Accounting Pronouncements to be Implemented

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on ASU 2016-03. The previously mentioned ASUs are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of these ASUs did not have a material impact on our financial condition, results of operations or cash flows.

2 — Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Year Ended
	December 31,
	2023	2022

United States	$52,525,449	$43,898,735
International	13,036,847	9,404,410
Total revenue	$65,562,296	$53,303,145

Revenue information by type is as follows:

	Year Ended
	December 31,
	2023	2022

Devices:
MRI Compatible IV Infusion Pump Systems	$19,611,128	$14,526,017
MRI Compatible Patient Vital Signs Monitoring Systems	25,414,537	21,721,720
Ferro Magnetic Detection Systems	944,793	257,112
Total Devices revenue	45,970,458	36,504,849
Disposables, services and other	17,578,366	14,622,327
Amortization of extended warranty agreements	2,013,472	2,175,969
Total revenue	$65,562,296	$53,303,145

Contract Liabilities

Our contract liabilities consist of:

	December 31,	December 31,
	2023	2022

Advance payments from customers	$508,956	$896,617
Shipments in-transit	15,438	14,696
Extended warranty agreements	4,835,966	3,837,006
Total	$5,360,360	$4,748,319

Changes in the contract liabilities during the period are as follows:

Deferred
Revenue

Contract liabilities, December 31, 2021	$4,232,439
Increases due to cash received from customers	5,094,184
Decreases due to recognition of revenue	(4,578,304)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	5,089,484
Decreases due to recognition of revenue	(4,477,443)
Contract liabilities, December 31, 2023	$5,360,360

Capitalized Contract Costs

Our capitalized contract costs totaled $162,134 and $340,044 as of December 31, 2023 and 2022, respectively.

3 — Inventory, net

Inventory consists of:

	As of December 31,
	2023	2022

Raw materials	$10,833,004	$4,827,113
Work in process	501,191	369,761
Finished goods	1,907,729	411,647
Inventory before allowance for excess and obsolete	13,241,924	5,608,521
Allowance for excess and obsolete	(420,730)	(239,288)
Total	$12,821,194	$5,369,233

4 — Property and Equipment, net

Property and equipment consist of:

	December 31,	December 31,
	2023	2022

Land	$6,253,790	$—
Computer software and hardware	1,380,289	1,121,455
Furniture and fixtures	1,757,129	1,573,587
Leasehold improvements	270,486	259,146
Machinery and equipment	2,438,922	2,210,181
Fixed assets in-process	1,257,844	665,773
	13,358,460	5,830,142
Accumulated depreciation	(4,069,835)	(3,430,330)
Total	$9,288,625	$2,399,812

Depreciation expense of property and equipment was $648,133 and $569,551 for the year ended December 31, 2023 and 2022, respectively.

Property and equipment, net by geographic region is as follows:

	December 31,	December 31,
	2023	2022

United States	$8,950,580	$2,248,308
International	338,045	151,504
Total property and equipment, net	$9,288,625	$2,399,812

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	December 31,	December 31,
	2023	2022

Patents — in use	$321,874	$321,873
Patents — fully amortized	70,164	70,164
Patents — in process	128,221	123,153
Internally developed software — in use	1,773,720	872,218
Internally developed software — in process	1,149,409	1,489,322
Trademarks	27,697	27,697
	3,471,085	2,904,427
Accumulated amortization	(952,032)	(834,988)
Total	$2,519,053	$2,069,439

Amortization expense of intangible assets was $117,047 and $101,122 for the year ended December 31, 2023, and 2022, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2024	$229,330
2025	$226,190
2026	$214,444
2027	$140,731
2028	$138,129

6 — Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income related to unrealized gains and (losses) on our investments was as follows:

Unrealized (Losses)
Gains on
Available-For-Sale
Securities
Balance at December 31, 2021	$17,012
(Gain) Loss on available-for-sale securities, net	(10,953)
Reclassification realized in net earnings	(6,059)
Balance at December 31, 2022	$—
(Gain) Loss on available-for-sale securities, net	—
Reclassification realized in net earnings	—
Balance at December 31, 2023	$—

7 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our shareholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan initially reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards. On June 12, 2020, the shareholders approved an amendment to the 2014 Plan, which reserved an additional 1,000,000 shares of our common stock for the various equity awards mentioned above. As of December 31, 2023, there were 969,303 shares available for future awards under the 2014 Plan. The 2014 Plan expires in April 2024 and the remaining shares available for future awards will be cancelled.

On June 15, 2023, our Board of Directors adopted, and our shareholders approved the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan reserves 1,500,000 shares of our common stock for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. The 2023 Plan will expire on June 15, 2033, when any remaining shares available for future awards will be cancelled.

Stock-based compensation was recognized as follows in the Statements of Operations:

	Year Ended
	December 31,
	2023	2022

Cost of revenue	$247,848	$195,574
General and administrative	1,183,644	604,626
Sales and marketing	562,940	438,864
Research and development	192,477	155,042
Total	$2,186,909	$1,394,106

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2023:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (Yrs.)	Value
Outstanding beginning of period	24,010	$8.59	—	$—

Options granted	—	—	—	—
Options exercised	(21,000)	8.42	—	—
Options cancelled	—	—	—	—
Options expired	—	—	—	—
Outstanding end of period	3,010	$9.84	0.96	$113,266
Exercisable	3,010	$9.84	0.96	$113,266

The total intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was $698,855 and $598,967 respectively.

No options were granted during the years ended December 31, 2023 and December 31, 2022.

Restricted Stock Units

The following table presents a summary of our restricted stock unit activity as of and for the year ended December 31, 2023:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2022	151,337	$30.57
Granted	46,080	$41.16
Vested	(54,282)	$29.34
Cancelled/Forfeited	(1,808)	$30.01
Unvested at December 31, 2023	141,327	$34.50

As of December 31, 2023, we had $4,170,643 of unrecognized compensation cost related to the unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.57 years.

Performance-Based Restricted Stock Units

The following table presents a summary of our Performance-Based Restricted Stock Unit (“PSU”) activity as of and for the year ended December 31, 2023:

	Performance-Based	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested at December 31, 2022	27,884	$40.03
Granted	13,160	$59.28
Vested	(4,252)	$29.53
Cancelled/Forfeited	—	$0
Unvested at December 31, 2023	36,792	$48.13

During the year ended December 31, 2023, the Company awarded 13,160 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

During the year ended December 31, 2022, the Company awarded 18,819 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

Based on the level of achievement of the performance criteria at the end of the three years for each of the PSUs awarded, the number of shares earned can range from 0 percent to 200 percent of the remaining shares outstanding; therefore, the maximum number of shares that can be issued under these awards is twice the original remaining outstanding awards of 36,792 PSUs, or 73,584 shares. Currently, for accounting purposes, we assume the full 73,584 are probable.

For the year ended December 31, 2023, the Company recognized $17,779 in stock compensation expense related to the 13,160 PSUs granted in December 2023 compared to $12,249 in stock compensation expense for the same period recognized in 2022 related to the 18,819 PSUs granted in December 2022.

For the year ended December 31, 2023, the grant date fair value of the PSUs was $59.28 per unit, which was calculated using a Monte-Carlo simulation model with an expected term of three years and a risk-free interest rate of 4.36%. The Monte-Carlo simulation incorporated the volatility and dividend yield for the Company and the Nasdaq US Small Cap Medical Equipment Index. Index volatility was 37.1% and dividend yield was 1.0%. The volatility and dividend yield used for the Company was 49.7% and 1.0%, respectively.

As of December 31, 2023, we had $1,308,461 of unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average period of 2.45 years.

8 — Other Income, Net

Other income, net consists of:

	For the Years Ended December 31,
	2023	2022
Interest income	$1,864,113	$581,852
Realized gains on maturities of investments	—	8,025
Foreign currency exchange losses	(148,842)	(36,773)
Disposal of Assets	(12,473)	0
Total other income, net	$1,702,798	$553,104

9 — Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2023	2022
Current taxes:
U.S. federal	$4,691,517	$2,936,394
State	1,273,073	349,669
Foreign	2,835	1,789
Total current tax expense	5,967,425	3,287,852
Deferred taxes:
U.S. federal	(1,195,888)	(105,068)
State	(226,057)	169,478
Total deferred tax expense	(1,421,945)	64,410
Provision for income tax expense	$4,545,480	$3,352,262

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred income tax assets (liabilities):
Stock compensation	$163,084	$227,682
Deferred revenue	756,267	533,600
Reserves and allowances	607,273	258,016
Depreciation and amortization	(495,359)	(400,869)
Accrued expenses	—	(16,565)
Capitalized Research and Development	1,091,003	—
Other, net	548	99,005
Total deferred income taxes, net	$2,122,816	$700,869

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	For the Years Ended December 31,
	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%
CARES Act NOL carryback	—	(0.1)
Stock compensation expense and tax windfalls upon exercises and vesting	(0.9)	(0.7)
State taxes, net of federal benefit	4.8	3.2
Permanent items	0.4	0.4
Provision to return adjustments, net	(1.7)	(0.3)
Foreign derived intangible income	(1.8)	(1.3)
Research and development credits	(1.2)	(1.1)
Other	0.2	(0.4)
Effective rate	20.8%	20.7%

As of December 31, 2023 and December 31, 2022, we did not identify or accrue for any uncertain tax positions. We are currently not aware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months.

The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for years through 2023. There are no federal income tax returns currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2020 and subsequent years and various other U.S. state income taxes for 2019 and subsequent years.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the need for a valuation allowance for deferred tax assets, considering the reversal of temporary differences, and believes it is more likely than not that the Company will realize the net deferred income tax assets as of December 31, 2023.

10 — Leases

We have entered into operating lease contracts for our plant and office space and various office equipment. We have three material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the year ended December 31, 2023 and 2022, the Company paid Susi, LLC $626,239 and $492,643 respectively related to this lease. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we will exercise the remaining five-year option, resulting in a remaining lease term of 6.2 years as of December 31, 2023. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases for approximately 5,400 square feet of additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the twelve months ended December 31, 2023, and 2022, the Company paid $110,605 and $0 respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire February 2025 and do not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Statements of Operations is as follows:

	For the Year Ended
	December 31,
	2023	2022
Cost of revenue	$233,101	$223,880
General and administrative	392,901	263,346
Sales and marketing	13,045	12,529
Research and development	36,143	34,713
Total	$675,190	$534,468

Lease costs for short-term leases were immaterial for the years ended December 31, 2023 and 2022.

Maturity of Operating lease liability as of December 31, 2023, is as follows:

Three months ending December 31, 2023	$—
2024	535,954
2025	415,294
2026	409,596
2027	409,596
Thereafter	596,127
Total lease payments	2,366,567
Imputed interest	(323,524)
Present value of lease liability	$2,043,043

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019. We will reassess the lease accounting terms and assumptions once the details regarding completion of new manufacturing facility and planned departure of the current facility is finalized.

11 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $540,503 and $479,155 for the year ended December 31, 2023, and 2022, respectively. Employer contributions vest immediately.

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $8,217,571 and $8,021,403 as of December 31, 2023 and 2022, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is immaterial and have not recorded a liability for these agreements as of December 31, 2023.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2023, there was no preferred stock issued or outstanding.

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

Redemption. The Common Stock is not redeemable.

14 — Subsequent Events

On December 12, 2023, the Board of Directors declared a special cash dividend of $0.48 per share and the initiation of a regular quarterly dividend of $0.15 per share on the Company's outstanding common stock. The payment of both declarations was made on January 12, 2024, when we paid $7,975,997 to shareholders of record at the close of business on December 18, 2023.