Form 10-Q
period 2024-03-31
IRADIMED CORP
filed 2024-05-02
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The registrant had 12,664,185 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2024.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, and under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,126,676	$49,762,198
Accounts receivable, net of allowance for credit losses of $330,628 as of March 31, 2024, and $368,835 as of December 31, 2023	13,026,802	12,224,273
Inventory, net	12,696,160	12,821,194
Prepaid expenses and other current assets	1,035,964	1,193,447
Total current assets	71,885,602	76,001,112
Property and equipment, net	9,451,903	9,288,625
Intangible assets, net	2,669,858	2,519,053
Operating lease right-of-use asset	1,938,427	2,043,043
Deferred tax asset, net	1,883,689	2,122,816
Other assets	184,701	181,449
Total assets	$88,014,180	$92,156,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,285,366	$1,857,091
Accrued payroll and benefits	2,144,221	2,775,103
Other accrued taxes	136,538	103,241
Warranty reserve	115,030	117,463
Deferred revenue	2,338,414	2,570,407
Dividend payable	—	7,975,997
Current portion of operating lease liabilities	418,814	427,963
Other current liabilities	250,000	250,000
Accrued income taxes	928,287	250,041
Total current liabilities	7,616,670	16,327,306
Deferred revenue, non-current	2,756,435	2,793,548
Operating lease liabilities, non-current	1,519,613	1,615,080
Total liabilities	11,892,718	20,735,934
Stockholders’ equity:
Common stock; $0.0001 par value; 31,500,000 shares authorized; 12,664,185 shares issued and outstanding as of March 31, 2024, and 12,660,313 shares issued and outstanding as of December 31, 2023	1,266	1,265
Additional paid-in capital	28,725,509	28,160,745
Retained earnings	47,394,687	43,258,154
Total Stockholders' Equity	76,121,462	71,420,164
Total liabilities and stockholders’ equity	$88,014,180	$92,156,098

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue	$17,598,119	$15,475,083
Cost of revenue	4,210,396	3,753,635
Gross profit	13,387,723	11,721,448
Operating expenses:
General and administrative	3,991,211	3,920,510
Research and development	821,000	793,716
Sales and marketing	3,827,165	2,999,976
Total operating expenses	8,639,376	7,714,202
Income from operations	4,748,347	4,007,245
Other income, net	495,154	342,409
Income before provision for income taxes	5,243,501	4,349,655
Provision for income tax expense	1,106,968	943,589
Net income	$4,136,533	$3,406,066
Net income per share:
Basic	$0.33	$0.27
Diluted	$0.32	$0.27
Weighted average shares outstanding:
Basic	12,662,526	12,593,033
Diluted	12,749,973	12,686,699

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$73,672,987
Net income	—	—	—	3,406,066	3,406,066
Dividends paid $1.05 per share	—	—	—	(13,222,907)	(13,222,907)
Stock-based compensation expense	—	—	533,643	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,877)	—	(49,877)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,212	$37,447,440	$64,339,911

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$4,136,533	$3,406,066
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(38,207)	180,788
Provision for excess and obsolete inventory	39,001	86,690
Depreciation and amortization	226,088	182,550
Loss on disposal of property and equipment	207	—
Stock-based compensation	628,641	533,643
Deferred income taxes, net	917,373	78,656
Changes in operating assets and liabilities:
Accounts receivable	(764,322)	1,560,519
Inventory	93,052	(1,183,364)
Prepaid expenses and other current assets	157,483	(75,434)
Other assets	(3,252)	160,940
Accounts payable	(640,320)	105,448
Accrued payroll and benefits	(630,882)	(1,255,254)
Other accrued taxes	33,297	(63,332)
Warranty reserve	(2,433)	6,988
Deferred revenue	(269,106)	(76,298)
Other current liabilities	—	250,000
Prepaid income taxes	—	747,486
Net cash provided by operating activities	3,883,153	4,646,092
Investing activities:
Purchases of property and equipment	(270,566)	(6,395,930)
Capitalized intangible assets	(208,237)	(161,084)
Net cash used in investing activities	(478,803)	(6,557,014)
Financing activities:
Dividends paid	(7,975,997)	(13,222,907)
Taxes paid related to the net share settlement of equity awards	(63,876)	(49,876)
Net cash used in financing activities	(8,039,873)	(13,272,783)
Net decrease in cash and cash equivalents	(4,635,524)	(15,183,706)
Cash and cash equivalents, beginning of period	49,762,198	57,960,864
Cash and cash equivalents, end of period	$45,126,674	$42,777,158
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$189,595	$—
ROU asset recognized in exchange for new lease obligation	$—	$227,980
Operating and short-term lease payments recorded within cash flow provided by operating activities	$203,354	$—

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and other interim periods, or future years or periods.

The accompanying interim condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our 2023 Annual Report. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1 herein, are consistent in all material respects with those described in Note 1 of the 2023 Annual Report.

We operate in one reportable segment, which is the development, manufacture and sale of Magnetic Resonance Imaging (“MRI”) compatible medical devices, related accessories, disposables and service for use primarily by hospitals and acute care facilities during MRI procedures.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on ASU 2016-03. We adopted ASU 2016-03 starting on January 1, 2023 and it did not result in a material impact on our financial condition, results of operations or cash flows.

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
United States	$13,408,956	$11,979,523
International	4,189,163	3,495,560
Total revenue	$17,598,119	$15,475,083

Revenue information by type is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$5,192,680	$5,538,817
MRI Compatible Patient Vital Signs Monitoring Systems	6,461,658	4,696,818
Ferro Magnetic Detection Systems	249,700	300,589
Total Devices revenue	11,904,038	10,536,224
Disposables, services and other	5,206,950	4,431,741
Amortization of extended warranty agreements	487,131	507,118
Total revenue	$17,598,119	$15,475,083

Contract Liabilities

Our contract liabilities consist of:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Advance payments from customers	$184,921	$508,956
Shipments in-transit	14,777	15,438
Extended warranty agreements	4,895,151	4,835,966
Total	$5,094,849	$5,360,360

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	1,342,418
Decreases due to recognition of revenue	(1,607,929)
Contract liabilities, March 31, 2024	$5,094,849

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	1,100,957
Decreases due to recognition of revenue	(1,192,681)
Contract liabilities, March 31, 2023	$4,656,595

Capitalized Contract Costs

Our capitalized contract costs totaled $165,386 and $162,134 as of March 31, 2024 and December 31, 2023, respectively, and are classified as other assets on the unaudited condensed balance sheets.

3 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of shares of Company common stock, par value $0.0001 (“common stock”), outstanding during the period. Diluted net income per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, restricted stock units and performance-based restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares of common stock outstanding.

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
	2024	2023

	(unaudited)
Net income	$4,136,533	$3,406,066
Weighted-average shares outstanding — Basic	12,662,526	12,593,033
Effect of dilutive securities:
Stock options	2,340	18,332
Restricted stock units	49,269	44,442
Performance-based restricted stock units	35,838	30,892
Weighted-average shares outstanding — Diluted	12,749,973	12,686,699
Basic net income per share	$0.33	$0.27
Diluted net income per share	$0.32	$0.27

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Anti-dilutive stock options and restricted stock units	719	15,396

4 — Inventory, net

Inventory consists of:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Raw materials	$10,286,536	$10,833,004
Work in process	755,441	501,191
Finished goods	2,113,914	1,907,729
Inventory before allowance for excess and obsolete	13,155,891	13,241,924
Allowance for excess and obsolete	(459,731)	(420,730)
Total	$12,696,160	$12,821,194

5 — Property and Equipment, net

Property and equipment consist of:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Land	$6,253,790	$6,253,790
Computer software and hardware	1,429,842	1,380,289
Furniture and fixtures	1,819,354	1,757,129
Leasehold improvements	270,486	270,486
Machinery and equipment	2,585,254	2,438,922
Fixed assets in-process	1,294,264	1,257,844
	13,652,990	13,358,460
Accumulated depreciation	(4,201,087)	(4,069,835)
Total	$9,451,903	$9,288,625

Depreciation expense of property and equipment was $168,657 and $157,314 for the three months ended March 31, 2024 and 2023, respectively.

Land Acquisition

On February 2, 2023, the Company entered into a reinstatement and amendment (“Reinstatement”) to the previously announced sale and purchase agreement with O Property, Ltd., a Florida limited partnership, dated as of November 1, 2022, pursuant to which the parties agreed to consummate a sale of real property located in Orange County, Florida. Pursuant to the terms of the Reinstatement, the parties consummated the sale of approximately 26.5 acres of land to the Company for a purchase price of $6,200,000. The property was acquired as a site for future office, assembly, warehouse, and shipping space to accommodate our increased operations and anticipated growth.

Property and equipment, net, information by geographic region is as follows:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
United States	$9,133,209	$8,950,580
International	318,694	338,045
Total property and equipment, net	$9,451,903	$9,288,625

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Patents — in use	$321,874	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	136,831	128,221
Internally developed software — in use	1,773,721	1,773,720
Internally developed software — in process	1,349,034	1,149,409
Trademarks	27,697	27,697
	3,679,321	3,471,085
Accumulated amortization	(1,009,463)	(952,032)
Total	$2,669,858	$2,519,053

Amortization expense of intangible assets was $57,432 and $25,236 for the three months ended March 31, 2024 and 2023, respectively.

Expected annual amortization expense for the remaining portion of 2024 and the next five years related to intangible assets is as follows (excludes in process intangible assets):

Nine months remaining ending December 31, 2024	$171,897
2025	$226,160
2026	$214,444
2027	$140,731
2028	$138,129
Thereafter	$429,461

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.

As of March 31, 2024, we did not have any asset or liabilities subject to recurring fair value measurements.

8 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Cost of revenue	$58,079	$61,743
General and administrative	380,783	289,384
Sales and marketing	134,866	137,207
Research and development	54,913	45,309
Total	$628,641	$533,643

As of March 31, 2024, we had (i) $3,705,922 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.39 years and (ii) $1,161,564 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.23 years.

The following table presents a summary of our equity award activity for the three months ended March 31, 2024 (shares):

			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	3,010	141,327	36,792
Awards granted	—	881	—
Awards exercised/vested	—	(5,311)	—
Awards canceled/ forfeited	—	(661)	—
Outstanding end of period	3,010	136,236	36,792

9 — Income Taxes

For the three months ended March 31, 2024, we recorded a provision for income tax expense of $1,106,968. Our effective tax rate was 21.1 percent and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three months ended March 31, 2023, we recorded a provision for income tax expense of $943,589. Our effective tax rate was 21.7 percent, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

As of March 31, 2024 and December 31, 2023, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

10 — Leases

We have entered into operating lease contracts for our manufacturing plant, office space, and various office equipment with three material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $129,482 and $127,817 for the three months ended March 31, 2024 and 2023, respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Prior to May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, resulting in a new lease expiration date of May 31, 2024. Unless advance written notice of termination is timely provided, the lease will automatically renew for one additional successive term of five years beginning in 2024, and thereafter, will be renewed for successive terms of one year each. At the time we adopted ASU 2016-02, Leases (Topic 842), we concluded that we would exercise the remaining five-year option, resulting in a remaining lease term of 5.9 years as of March 31, 2024. This lease agreement does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the three months ended March 31, 2024 and 2023, the Company paid $30,165 and $22,810 respectively. Under the terms of the leases, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire in February 2025 and do not contain any residual value guarantee or material restrictive covenants.

We will reassess the lease accounting terms and assumptions once the details regarding completion of a new manufacturing facility and planned departure of the current primary facility is finalized.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Cost of revenue	$58,843	$58,086
General and administrative	132,094	91,471
Sales and marketing	3,293	3,251
Research and development	9,124	9,006
Total	$203,354	$161,814

Lease costs for short-term leases were immaterial for the three months ended March 31, 2024, and 2023.

Maturity of our operating lease liability as of March 31, 2024, is as follows:

Nine months remaining ending December 31, 2024	$401,965
2025	430,004

2026	411,020
2027	409,596
Thereafter	579,994
Total lease payments	2,232,579
Imputed interest	(294,153)
Present value of lease liability	$1,938,427

11 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $6,509,275 and $8,217,571 as of March 31, 2024 and December 31, 2023, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of March 31, 2024 and December 31, 2023, we had accrued approximately $250,000, respectively, related to various matters.

12 — Subsequent Events

On May 2, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on the Company's outstanding common stock. The payment will be made to stockholders on May 30, 2024, to stockholders of record at the close of business on May 20, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this Quarterly Report, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in the 2023 Annual Report and the cautionary information regarding forward-looking statements at the beginning of this Quarterly Report.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless Electrocardiogram (ECG) with dynamic gradient filtering; wireless blood oxygen saturation monitoring (SpO2) using Masimo® algorithms; non-magnetic respiratory carbon dioxide (CO2); invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of March 31, 2024, our direct U.S. sales force consisted of 26 field sales representatives, 4 regional sales directors and supplemented by 8 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the quarter ended March 31, 2024, our revenue increased $2.1 million, or 13.7 percent, to $17.6 million, compared to $15.5 million for the quarter ended March 31, 2023. Income before the provision for income taxes was $5.2 million for the quarter ended March 31, 2024, compared to $4.3 million for the quarter ended March 31, 2023. Net income was $4.1 million, or $0.32 per diluted share in the quarter ended March 31, 2024, compared to $3.4 million, or $0.27 per share in the quarter ended March 31, 2023.

For the remainder of 2024, we expect higher revenue when compared to the same period in 2023 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2023 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II,

Item 7 of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as disclosed in Note 1 to the unaudited condensed financial statements contained herein related to the adoption of recent accounting pronouncements, there have been no changes to these policies during the three months ended March 31, 2024.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Three Months Ended
	March 31,
	2024	2023
Revenue	100.0%	100.0%
Cost of revenue	23.9	24.3
Gross profit	76.1	75.7
Operating expenses:
General and administrative	22.7	25.3
Sales and marketing	21.7	19.4
Research and development	4.7	5.1
Total operating expenses	49.1	49.8
Income from operations	27.0	25.9
Other income, net	2.8	2.2
Income before provision for income taxes	29.8	28.1
Provision for income tax expense	6.3	6.1
Net income	23.5%	22.0%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue by Geographic Region

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
United States	$13,408,956	$11,979,523
International	4,189,163	3,495,560
Total revenue	$17,598,119	$15,475,083

Revenue by Type

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$5,192,680	$5,538,817
MRI Compatible Patient Vital Signs Monitoring Systems	6,461,658	4,696,818

Ferro Magnetic Detection Systems	249,700	300,589
Total Devices revenue	11,904,038	10,536,224
Disposables, services and other	5,206,950	4,431,741
Amortization of extended warranty agreements	487,131	507,118
Total revenue	$17,598,119	$15,475,083

For the three months ended March 31, 2024, revenue increased by $2.1 million, or 13.7 percent, to $17.6 million from $15.5 million for the same period in 2023. This is attributed to continued demand for our Patient Vital Signs Monitor, disposable sales, and service revenue.

Revenue from sales in the U.S. increased by $1.4 million, or 11.9 percent, to $13.4 million for the three months ended March 31, 2024, from $12.0 million for the same period in 2023. Revenue from sales internationally increased by $0.7 million, or 19.8 percent, for the three months ended March 31, 2024 to $4.2 million, from $3.5 million for the same period in 2023. Domestic sales accounted for 76.2 percent of revenue for the three months ended March 31, 2024, compared to 77.4 percent for the same period in 2023.

Revenue from sales of devices increased by $1.4 million, or 13.0 percent, to $11.9 million for the three months ended March 31, 2024, from $10.5 million for the same period in 2023.

Revenue from sales of our disposables, service and other increased by $0.8 million, or 17.5 percent, to $5.2 million for the three months ended March 31, 2024, from $4.4 million for the same period in 2023. Revenue from the amortization of extended warranty agreements was consistent at $0.5 million for the three months ended March 31, 2024 and 2023.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Revenue	$17,598,119	$15,475,083
Cost of revenue	4,210,396	3,753,635
Gross profit	$13,387,723	$11,721,448
Gross profit percentage	76.1%	75.7%

For the three months ended March 31, 2024 our cost of revenue increased by $0.5 million, or 12.2 percent to $4.2 million from $3.8 million for the same period in 2023. For the three months ended March 31, 2024, our gross profit increased by $1.7 million, or 14.2 percent, to $13.4 million from $11.7 million for the same period in 2023. Gross profit margin was 76.1 percent for the three months ended March 31, 2024, compared to 75.7 percent for the same period in 2023. The increase in gross profit margin is primarily due to increased raw material costs and direct labor efficiencies offset by increased overhead spending.

Operating Expenses

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)
General and administrative	$3,991,211	$3,920,510
Percentage of revenue	22.7%	25.3%
Sales and marketing	$3,827,165	$2,999,976
Percentage of revenue	21.7%	19.4%
Research and development	$821,000	$793,716
Percentage of revenue	4.7%	5.1%

General and Administrative

For the three months ended March 31, 2024, general and administrative expense increased by $0.1 million, or 1.8 percent, to $4.0 million from $3.9 million for the same period in 2023. This increase is primarily due to higher regulatory, legal and professional expenses, and increased payroll and benefit expenses.

Sales and Marketing

For the three months ended March 31, 2024, sales and marketing expenses increased by $0.8 million, or 27.6 percent, to $3.8 million from $3.0 million for the same period in 2023. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended March 31, 2024 and 2023, research and development expenses remained constant at $0.8 million. This is primarily due to us no longer allocating recently approved product parts related to the next generation pump to research and development, offset by increased payroll and benefit expenses. These approved parts are now included in raw material inventory.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2024, other income, net increased by $0.2 million, to $0.5 million from $0.3 million for the same period in 2023. This increase is due to higher interest rates earned by money market fund investments that comprise a significant portion of our cash balances.

Income Taxes

For the three months ended March 31, 2024 and 2023, we recorded a provision for income tax expense of $1,106,968 and $943,589 respectively. Our effective tax rate was 21.1 percent and 21.7 percent for the three months ended March 31, 2024 and 2023, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from foreign derived intangible income and research and development tax credits.

As of March 31, 2024 and December 31, 2023, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. To our knowledge, our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of March 31, 2024, we had cash and cash equivalents of $45.1 million, stockholders’ equity of $76.1million, and working capital of $64.3 million. As of December 31, 2023, we had cash and investments of $49.7 million, stockholders’ equity of $71.4 million, and working capital of $59.7 million.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We have acquired land from an unrelated third party and plan to make subsequent improvements thereon in the next two or so years to accommodate our increased operations and expand capacity. We anticipate using available cash for that investment in our future growth. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Three Months Ended
	March 31,
	2024	2023

	(unaudited)
Net cash provided by operating activities	$3,883,155	$4,646,092
Net cash used in investing activities	(478,803)	(6,557,014)
Net cash used in financing activities	(8,039,873)	(13,272,783)

Cash provided by operating activities decreased by $0.7 million, to $3.9 million for the three months ended March 31, 2024, compared to $4.6 million for the same period in 2023. During the three months ended March 31, 2024, cash provided by operations was positively impacted by net income, inventory purchases, and payroll and benefits and negatively impacted by cash outflows related to accounts receivable, accounts payable, and cash outflows related to working capital items.

Cash used in investing activities decreased by $6.1 million, to $0.5 million for the three months ended March 31, 2024, compared to $6.6 million for the same period in 2023. For the three months ended March 31, 2024, we acquired land for $6.2 million in cash to be used for future office, assembly, warehouse, and shipping space to accommodate our increased operations and anticipated growth.

Cash used in financing activities decreased by $5.3 million, to $8.0 for the three months ended March 31, 2024, compared to approximately $13.3 for the same period in 2023. In both periods, the Company paid special dividends to our stockholders; and in the 2024 period we commenced a regular quarterly dividend policy, subject to the sole discretion of the Company’s Board of Directors and applicable law.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and status of evaluation of expected effects on results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2023

Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2024 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2023 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2023 Annual Report. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement Changes

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended March 31, 2024.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report , included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: May 2, 2024	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)