Form 10-Q
period 2024-06-30
IRADIMED CORP
filed 2024-08-01
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.0001	IRMD	NASDAQ Global Market

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

The registrant had 12,669,787 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2024.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$48,535,140	$49,762,198
Accounts receivable, net of allowance for credit losses of $387,362 as of June 30, 2024, and $368,835 as of December 31, 2023	11,953,345	12,224,273
Inventory, net	12,071,322	12,821,194
Prepaid expenses and other current assets	1,018,427	1,193,447
Total current assets	73,578,234	76,001,112
Property and equipment, net	10,472,670	9,288,625
Intangible assets, net	2,747,925	2,519,053
Operating lease right-of-use asset	371,849	2,043,043
Deferred tax asset, net	2,590,434	2,122,816
Other assets	188,235	181,449
Total assets	$89,949,347	$92,156,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121,180	$1,857,091
Accrued payroll and benefits	2,904,699	2,775,103
Other accrued taxes	157,737	103,241
Warranty reserve	119,657	117,463
Deferred revenue	2,537,402	2,570,407
Dividend payable	—	7,975,997
Current portion of operating lease liabilities	367,618	427,963
Other current liabilities	250,000	250,000
Accrued income taxes	—	250,041
Total current liabilities	7,458,293	16,327,306
Deferred revenue, non-current	2,815,334	2,793,548
Operating lease liabilities, non-current	4,231	1,615,080
Total liabilities	10,277,858	20,735,934
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,669,101 shares issued and outstanding as of June 30, 2024, and 12,660,313 shares issued and outstanding as of December 31, 2023	1,267	1,265
Additional paid-in capital	29,273,955	28,160,745
Retained earnings	50,396,267	43,258,154
Total Stockholders' Equity	79,671,489	71,420,164
Total liabilities and stockholders’ equity	$89,949,347	$92,156,098

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480
Cost of revenue	3,919,283	3,943,904	8,129,679	7,697,535
Gross profit	14,009,593	12,186,492	27,397,316	23,907,945
Operating expenses:
General and administrative	4,104,961	3,313,080	8,096,172	7,233,591
Sales and marketing	3,476,460	2,948,425	7,303,625	5,948,403
Research and development	801,129	961,952	1,622,129	1,755,666
Total operating expenses	8,382,550	7,223,457	17,021,926	14,937,660
Income from operations	5,627,043	4,963,035	10,375,390	8,970,285
Other income, net	642,217	335,387	1,137,371	677,796
Income before provision for income taxes	6,269,260	5,298,422	11,512,761	9,648,081
Provision for income tax expense	1,368,036	1,118,582	2,475,004	2,062,171
Net income	$4,901,224	$4,179,840	$9,037,757	$7,585,910
Net income per share:
Basic	$0.39	$0.33	$0.71	$0.60
Diluted	$0.38	$0.33	$0.71	$0.60
Weighted average shares outstanding:
Basic	12,664,920	12,596,032	12,663,723	12,594,541
Diluted	12,757,996	12,723,017	12,753,932	12,706,608

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

Net income	—	—	—	4,901,224	4,901,224
Dividends paid	—	—	—	(1,899,644)	(1,899,644)
Stock-based compensation expense	—	—	609,096	—	609,096
Net share settlement of restricted stock units	4,581	1	(63,946)	—	(63,945)
Exercise of stock options	335	—	3,296	—	3,296
Balances, June 30, 2024	12,669,101	$1,267	$29,273,955	$50,396,267	$79,671,489

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$73,672,987
Net income	—	—	—	3,406,070	3,406,070
Dividends paid $1.05 per share	—	—	—	(13,222,907)	(13,222,907)
Other comprehensive loss	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	533,643	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,878)	—	(49,878)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,211	$37,447,441	$64,339,911

Net income	—	—	—	4,179,840	4,179,840
Stock-based compensation expense	—	—	568,453	—	568,453
Net share settlement of restricted stock units	5,965	1	(97,106)	—	(97,105)
Exercise of stock options	1,000	—	7,339	—	7,339
Balances, June 30, 2023	12,601,541	$1,260	$27,369,898	$41,627,281	$68,998,438

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$9,037,757	$7,585,910
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	18,527	170,905
Provision for excess and obsolete inventory	104,714	167,383
Depreciation & amortization	425,219	369,908
Loss on disposal of property and equipment	3,872	3,852
Stock-based compensation	1,237,737	1,102,096
Deferred income taxes, net	(717,659)	(1,065,516)
Changes in operating assets and liabilities:
Accounts receivable	252,401	2,021,403
Inventory	578,687	(4,212,765)
Prepaid expenses and other current assets	175,020	57,568
Other assets	(6,786)	541,548
Accounts payable	(762,876)	1,709,063
Accrued payroll and benefits	129,596	(539,247)
Other accrued taxes	54,496	95,577
Warranty reserve	2,194	11,449
Deferred revenue	(11,219)	(363,379)
Other current liabilities	—	250,000
Prepaid income taxes	—	254,093
Net cash provided by operating activities	10,521,680	8,159,848
Investing activities:
Purchases of property and equipment	(1,404,837)	(6,600,521)
Capitalized intangible assets	(343,736)	(334,807)
Net cash used in investing activities	(1,748,573)	(6,935,328)
Financing activities:
Dividends paid	(9,875,641)	(13,222,907)
Proceeds from exercises of stock options	3,296	7,339
Taxes paid related to the net share settlement of equity awards	(127,820)	(146,983)
Net cash used in financing activities	(10,000,165)	(13,362,551)
Net decrease in cash and cash equivalents	(1,227,058)	(12,138,031)
Cash and cash equivalents, beginning of period	49,762,198	57,960,864
Cash and cash equivalents, end of period	$48,535,140	$45,822,833
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,008,304	$2,756,152
ROU asset recognized in exchange for new lease obligation	$—	$227,982
ROU asset and liability adjustment	$1,486,093	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$407,362	$324,362

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and other interim periods, or future years or periods.

The accompanying interim condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our 2023 Annual Report. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1 herein, are consistent in all material respects with those described in Note 1 to the Financial Statements in the 2023 Annual Report.

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

Certain key components of our products essential to their functionality are sole-sourced. Any disruption in the availability of these components would have a materially adverse impact on our business, results of operations and financial condition

2 — Revenue Recognition

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
United States	$15,485,216	$12,949,526	$28,894,172	$24,928,050
International	2,443,660	3,180,870	6,632,823	6,677,430
Total revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$6,881,199	$4,522,568	$12,073,879	$10,061,383
MRI Compatible Patient Vital Signs Monitoring Systems	5,450,224	6,128,718	11,911,882	10,825,536
Ferro Magnetic Detection Systems	366,402	183,190	616,102	480,779
Total Devices revenue	12,697,825	10,834,476	24,601,863	21,367,698
Disposables, services and other	4,662,863	4,815,870	9,869,813	9,250,612
Amortization of extended warranty agreements	568,188	480,050	1,055,319	987,170
Total revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Advance payments from customers	$303,264	$508,956
Shipments in-transit	18,450	15,438
Extended warranty agreements	5,031,022	4,835,966
Total	$5,352,736	$5,360,360

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	2,393,161
Decreases due to recognition of revenue	(2,400,785)
Contract liabilities, June 30, 2024	$5,352,736

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	2,464,337
Decreases due to recognition of revenue	(2,485,424)
Contract liabilities, June 30, 2023	$4,727,232

Capitalized Contract Costs

Our capitalized contract costs totaled $168,920 and $162,134 as of June 30, 2024 and December 31, 2023, respectively, and are classified as other assets on the unaudited condensed balance sheets.

3 — Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted-average number of shares of Company common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net income per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, restricted stock units and performance-based restricted stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares of common stock outstanding.

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Net income	$4,901,224	$4,179,840	$9,037,757	$7,585,910
Weighted-average shares outstanding — Basic	12,664,920	12,596,032	12,663,723	12,594,541
Effect of dilutive securities:
Stock options	2,223	19,333	2,281	18,893
Restricted stock units	53,532	69,112	51,366	57,610
Performance-based restricted stock units	37,321	38,540	36,562	35,564
Weighted-average shares outstanding — Diluted	12,757,996	12,723,017	12,753,932	12,706,608
Basic net income per share	$0.39	$0.33	$0.71	$0.60
Diluted net income per share	$0.38	$0.33	$0.71	$0.60

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	343	—	228	11,141

4 — Inventory, net

Inventory consists of:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Raw materials	$10,252,668	$10,833,004
Work in process	713,998	501,191
Finished goods	1,630,100	1,907,729
Inventory before allowance for excess and obsolete	12,596,766	13,241,924
Allowance for excess and obsolete	(525,444)	(420,730)
Total	$12,071,322	$12,821,194

5 — Property and Equipment, net

Property and equipment consist of:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Land	$6,253,790	$6,253,790
Computer software and hardware	1,453,267	1,380,289
Furniture and fixtures	1,826,801	1,757,129
Leasehold improvements	270,486	270,486
Machinery and equipment	2,617,394	2,438,922
Construction in-process	2,371,255	1,257,844
	14,792,993	13,358,460
Accumulated depreciation	(4,320,323)	(4,069,835)
Total	$10,472,670	$9,288,625

Depreciation expense of property and equipment was $141,697 and $162,121 for the three months ended June 30, 2024 and 2023, respectively, and $310,354 and $319,435 for the six months ended June 30, 2024 and 2023, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
United States	$10,154,205	$8,950,580
International	318,465	338,045
Total property and equipment, net	$10,472,670	$9,288,625

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Patents — in use	$321,874	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	151,837	128,221
Internally developed software — in use	1,773,721	1,773,720
Internally developed software — in process	1,469,527	1,149,409
Trademarks	27,697	27,697
	3,814,820	3,471,085
Accumulated amortization	(1,066,895)	(952,032)
Total	$2,747,925	$2,519,053

Amortization expense of intangible assets was $57,433 and $25,236 for the three months ended June 30, 2024 and 2023, respectively, and $114,865 and $50,473 for the six months ended June 30, 2024 and 2023, respectively.

Expected annual amortization expense for the remaining portion of 2024 and the next five years related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

Six months remaining ending December 31, 2024	$114,464
2025	$226,160
2026	$214,444
2027	$140,731
2028	$138,129
Thereafter	$264,935

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.

As of June 30, 2024, we did not have any assets or liabilities subject to recurring fair value measurements.

8 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cost of revenue	$58,275	$62,430	$116,354	$124,173
General and administrative	377,194	291,346	757,977	580,730
Sales and marketing	123,425	169,160	258,291	306,367
Research and development	50,202	45,518	105,115	90,827
Total	$609,096	$568,454	$1,237,737	$1,102,097

As of June 30, 2024, we had (i) $3,264,176 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.25 years and (ii) $1,014,667 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.02 years.

The following table presents a summary of our equity award activity for the six months ended June 30, 2024 (shares):

	Six Months Ended
	June 30, 2024
			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	3,010	141,327	36,792
Awards granted	—	3,230	—
Awards exercised/vested	(335)	(11,395)	—
Awards canceled/ forfeited	—	(2,742)	—
Outstanding end of period	2,675	130,420	36,792

9 — Income Taxes

For the three and six months ended June 30, 2024, we recorded a provision for income tax expense of $1,368,036 and $2,475,004, respectively. For the three and six months ended June 30, 2024, our effective tax rate was 21.8 percent and 21.5 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three and six months ended June 30, 2023, we recorded a provision for income tax expense of $1,118,582 and $2,062,171, respectively. For the three and six months ended June 30, 2023, our effective tax rate was 21.1 percent and 21.4 percent, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

As of June 30, 2024 and December 31, 2023, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals, or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

We file tax returns in the United States Federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

10 — Leases

We have entered into operating lease contracts for our manufacturing plant, office space, and various office equipment with two material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $129,482 and $127,817 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company paid Susi, LLC $258,965 and $255,635 respectively. On May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years expiring May 31, 2024.

On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC under which it did not exercise the second five-year option because of the Company’s continued construction of a new corporate office and manufacturing facility in Orange County, Florida. Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index, and the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. The impact of the Lease Amendment to the Right-of-Use (“ROU”) asset valuation is a reduction in the ROU lease liability and ROU assets in the amount of $1.48 million. It has no impact to the statements of operations or cash flow. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the three months ended June 30, 2024 and 2023, the Company paid $30,165 and $30,165 respectively. For the six months ended June 30, 2024 and 2023, the Company paid $60,330 and $52,975 respectively. Under the terms of the leases, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire in February 2025 and do not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cost of revenue	$58,843	$58,086	$117,686	$116,172
General and administrative	132,749	92,206	264,843	183,676
Sales and marketing	3,293	3,251	6,586	6,501
Research and development	9,124	9,006	18,247	18,013
Total	$204,009	$162,549	$407,362	$324,362

Lease costs for short-term leases were immaterial for the three months ended June 30, 2024 and 2023

Maturity of our operating lease liability as of June 30, 2024, is as follows

Six months remaining ending December 31, 2024	$456,201
2025	2,849
Thereafter	1,424
Total lease payments	460,474
Imputed interest	(88,625)
Present value of lease liability	$371,849

11 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $5,446,728 and $8,217,571 as of June 30, 2024 and December 31, 2023, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of June 30, 2024 and December 31, 2023, we had accrued approximately $250,000 in each period related to various matters.

12 — Subsequent Events

On July 31, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on the Company's outstanding common stock. The payment will be made to stockholders on August 30, 2024, to stockholders of record at the close of business on August 20, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in “Part I, Item 1A, Risk Factors” of this Quarterly Report, the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” included in the 2023 Annual Report and the “Cautionary Statements Regarding Forward-Looking Statements” section at the beginning of this Quarterly Report.

Our Business

We develop, manufacture, market and distribute MRI compatible medical devices and accessories, disposables and services relating to them.

We are a leader in the development of innovative MRI compatible medical devices. We are the only known provider of a non-magnetic IV infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components, which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of June 30, 2024, our direct U.S. sales force consisted of 28 field sales representatives, 4 regional sales directors and supplemented by 7 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration with more recent trends lengthening beyond this historical range due to lingering pandemic issues. We also enter into agreements with integrated delivery networks (“IDNs”) and healthcare supply contracting companies, which are commonly referred to as group purchasing organizations (“GPOs”) in the U.S., which enable us to sell and distribute our products to their member hospitals. GPOs negotiate volume purchase prices for hospitals, group practices, and other clinics that are members of a GPO. Under our GPO agreements, we are required to pay the GPOs a fee of three percent of the sales of our products to members of the GPO. Sales to participating IDNs do not have an associated fee.

Financial Highlights

For the quarter ended June 30, 2024, our revenue increased by $1.8 million, or 11.2 percent, to $17.9 million, compared to $16.1 million for the quarter ended June 30, 2023. Income before the provision for income taxes was $6.3 million for the quarter ended June 30, 2024, compared to $5.3 million for the quarter ended June 30, 2023. Net income was $4.9 million, or $0.38 per diluted share in the quarter ended June 30, 2024, compared to $4.2 million, or $0.33 per diluted share in the quarter ended June 30, 2023.

For the remainder of 2024, we expect higher revenue when compared to the same period in 2023 due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2023 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of June 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2023 Annual Report.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.9	24.5	22.9	24.4
Gross profit	78.1	75.5	77.1	75.6
Operating expenses:
General and administrative	22.9	20.5	22.8	22.9
Sales and marketing	19.4	18.3	20.6	18.8
Research and development	4.5	6.0	4.6	5.6
Total operating expenses	46.8	44.8	48.0	47.3
Income from operations	31.4	30.8	29.2	28.4
Other income, net	3.6	2.1	3.2	2.1
Income before provision for income taxes	35.0	32.9	32.4	30.5
Provision for income tax expense	7.6	6.9	7.0	6.5
Net income	27.4%	26.0%	25.4%	24.0%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
United States	$15,485,216	$12,949,526	$28,894,172	$24,928,050
International	2,443,660	3,180,870	6,632,823	6,677,430
Total revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480

Revenue by Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$6,881,199	$4,522,568	$12,073,879	$10,061,383
MRI Compatible Patient Vital Signs Monitoring Systems	5,450,224	6,128,718	11,911,882	10,825,536
Ferro Magnetic Detection Systems	366,402	183,190	616,102	480,779
Total Devices revenue	12,697,825	10,834,476	24,601,863	21,367,698
Disposables, services and other	4,662,863	4,815,870	9,869,813	9,250,612
Amortization of extended warranty agreements	568,188	480,050	1,055,319	987,170
Total revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480

For the three months ended June 30, 2024, revenue increased by $1.8 million, or 11.2 percent, to $17.9 million from $16.1 million for the same period in 2023. This is attributed to continued demand for our IV Infusion Pump System and extended warranty revenue.

Revenue from sales in the U.S. increased by $2.6 million, or 20.2 percent, to $15.5 million for the three months ended June 30, 2024, from $12.9 million for the same period in 2023. Revenue from sales internationally decreased by $0.8 million, or 25.0 percent, for the three months ended June 30, 2024 to $2.4 million, from $3.2 million for the same period in 2023. Domestic sales accounted for 86.6 percent of revenue for the three months ended June 30, 2024, compared to 80.1 percent for the same period in 2023.

Revenue from sales of devices increased by $1.9 million, or 17.2 percent, to $12.7 million for the three months ended June 30, 2024, from $10.8 million for the same period in 2023.

Revenue from sales of our disposables, service and other decreased by $0.1 million, or 2.1 percent, to $4.7 million for the three months ended June 30, 2024, from $4.8 million for the same period in 2023. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 18.4 percent, to $0.6 million from $0.5 million for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, revenue increased by $3.9 million, or 12.3 percent, to $35.5 million from $31.6 million for the same period in 2023. This is attributed to the increase in our IV Infusion Pump System, Patient Vital Signs Monitoring Systems, and Ferro Magnetic Detection System.

Revenue from sales in the U.S. increased by $4.0 million, or 16.1 percent, to $28.9 million for the six months ended June 30, 2024, from $24.9 million for the same period 2023. Revenue from sales internationally decreased $0.1 million, or 1.5 percent, to $6.6 million for the six months ended June 30, 2024, from $6.7 million for the six months ended June 30, 2023. Domestic sales accounted for 81.4 percent of revenue for the six months ended June 30, 2024, compared to 78.8 percent for the six months ended June 30, 2023.

Revenue from sales of devices increased by $3.2 million, or 15.1 percent, to $24.6 million for the six months ended June 30, 2024, from $21.4 million for the same period in 2023.

Revenue from sales of our disposables, service and other increased by $0.6 million, or 6.7 percent, to $9.9 million for the six months ended June 30, 2024, from $9.3 million for the same period in 2023. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 6.9 percent, to $1.1 million from $1.0 million for the six months ended June 30, 2024 and 2023.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenue	$17,928,876	$16,130,396	$35,526,995	$31,605,480
Cost of revenue	3,919,283	3,943,904	8,129,679	7,697,535
Gross profit	$14,009,593	$12,186,492	$27,397,316	$23,907,945
Gross profit percentage	78.1%	75.5%	77.1%	75.6%

For the three months ended June 30, 2024 our cost of revenue remained consistent at $3.9 million for the same period in 2023. For the three months ended June 30, 2024, our gross profit increased by $1.8 million, or 15.0 percent, to $14.0 million from $12.2 million for the same period in 2023. Gross profit margin was 78.1 percent for the three months ended June 30, 2024, compared to 75.5 percent for the same period in 2023. The increase in gross profit margin is primarily due to decreased raw material costs, direct labor efficiencies, and favorable geographic sales mix.

For the six months ended June 30, 2024, cost of revenue increased by $0.4 million, or 5.6 percent, to $8.1 million from $7.7 million for the same period in 2023. Gross profit increased by $3.5 million, or 14.6 percent, to $27.4 million for the six months ended June 30, 2024 from $23.9 million for the same period in 2023. Gross profit margin was 77.1 percent for six months ended June 30, 2024, compared to 75.6 percent for the same period in 2023. The increase in gross profit margin is primarily due to decreased raw material costs, favorable geographic sales mix, and overhead spent as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
General and administrative	$4,104,961	$3,313,080	$8,096,172	$7,233,591
Percentage of revenue	22.9%	20.5%	22.8%	22.9%
Sales and marketing	$3,476,460	$2,948,425	$7,303,625	$5,948,403
Percentage of revenue	19.4%	18.3%	20.6%	18.8%
Research and development	$801,129	$961,952	$1,622,129	$1,755,666
Percentage of revenue	4.5%	6.0%	4.6%	5.6%

General and Administrative

For the three months ended June 30, 2024, general and administrative expense increased by $0.8 million, or 24.2 percent, to $4.1 million from $3.3 million for the same period in 2023. This increase is primarily due to higher regulatory, legal and professional expenses, and increased payroll and benefit expenses.

For the six months ended June 30, 2024, general and administrative expense increased by $0.9 million, or 12.5 percent, to $8.1 million from $7.2 million for the same period last year. This increase is primarily due to higher legal and professional expenses, regulatory consulting, and payroll and benefits expenses.

Sales and Marketing

For the three months ended June 30, 2024, sales and marketing expense increased by $0.6 million, or 20.7 percent, to $3.5 million from $2.9 million for the same period in 2023. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the six months ended June 30, 2024, sales and marketing expense increased by $1.4 million, or 23.7 percent, to $7.3 million from $5.9 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended June 30, 2024, research and development expense decreased by $0.2 million, or 20.0 percent, to $0.8 million from $1.0 million for the same period in 2023. This is primarily due to us no longer allocating recently approved product parts related to the next generation pump to research and development, offset by increased payroll and benefit expenses. These approved parts are now included in raw material inventory.

For the six months ended June 30, 2024, research and development expense decreased $0.2 million, or 11.1 percent, to $1.6 million from $1.8 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as prototype and consulting expenses related to the next generation pump.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2024, other income, net increased by $0.3 million, to $0.6 million from $0.3 million for the same period in 2023. This increase is due to higher interest rates earned by money market fund investments that comprise a significant portion of our cash balances.

For the six months ended June 30, 2024 and 2023, we reported other income, net, of $1.1 million and $0.7 million, respectively. The change is primarily due to interest received in 2023 on money market fund investments.

Income Taxes

For the three and six months ended June 30, 2024, we recorded a provision for income tax expense of $1,368,036 and $2,475,004 respectively. Our effective tax rate was 21.8 percent and 21.5 percent for the three and six months ended June 30, 2024, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by research and development tax credits.

For the three and six months ended June 30, 2023, we recorded a provision for income tax expense of $1,118,582 and $2,062,171 respectively. Our effective tax rate was 21.1 percent and 21.4 percent respectively and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense partially offset by research and development tax credits.

As of June 30, 2024 and December 31, 2023, we had not identified or accrued for any uncertain tax positions. We are currently unaware of any uncertain tax positions that could result in significant payments, accruals or other material deviations in this estimate over the next 12 months. We believe that our tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from ours, which could result in the imposition of additional taxes and penalties.

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

As of June 30, 2024, we had cash and cash equivalents of $48.5 million, stockholders’ equity of $79.7 million, and working capital of $66.1 million. As of December 31, 2023, we had cash and investments of $49.8 million, stockholders’ equity of $71.4 million, and working capital of $59.7 million.

On April 3, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Shelf”), which was declared effective by the SEC on May 8, 2024. The 2024 Shelf covers the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock. As of June 30, 2024, all $75.0 million remained available under the 2024 Shelf.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We have acquired land from an unrelated third party and plan to make subsequent improvements thereon in the next one to two years to accommodate our increased operations and expand capacity. We anticipate using available cash for that investment in our future growth. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Six Months Ended
	June 30,
	2024	2023

	(unaudited)
Net cash provided by operating activities	$10,521,680	$8,159,849
Net cash used in investing activities	(1,748,573)	(6,935,328)
Net cash used in financing activities	(10,000,165)	(13,362,551)

Cash provided by operating activities increased by $2.3 million, to $10.5 million for the six months ended June 30, 2024, compared to $8.2 million for the same period in 2023. During the six months ended June 30, 2024, cash provided by operations was positively impacted by net income and inventory purchases, and negatively impacted by cash outflows related to accounts payable.

Cash used in investing activities decreased by $5.2 million, to $1.7 million for the six months ended June 30, 2024, compared to $6.9 million for the same period in 2023. For the six months ended June 30, 2023, we acquired land for $6.2 million in cash to be used for future office, assembly, warehouse, and shipping space to accommodate our increased operations and anticipated growth.

Cash used in financing activities decreased by $3.4 million, to $10.0 million for the six months ended June 30, 2024, compared to approximately $13.4 million for the same period in 2023. In both periods, the Company paid special dividends to our stockholders; and in the 2024 period we commenced a regular quarterly dividend policy, subject to the sole discretion of the Company’s Board of Directors and applicable law.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2023.

Recent Accounting Pronouncements

As of June 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks from those disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Annual Report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2024 were effective.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement Changes

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1

Amendment to Susi, LLC Lease Agreement, dated May 29, 2024, by and between IRADIMED CORPORATION and Susi, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 3, 2024)

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

IRADIMED CORPORATION

Dated: August 1, 2024	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)