Form 10-Q
period 2024-09-30
IRADIMED CORP
filed 2024-10-31
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The registrant had 12,673,441 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2024.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,721,051	$49,762,198
Accounts receivable, net of allowance for credit losses of $277,437 as of September 30, 2024, and $368,835 as of December 31, 2023	10,364,786	12,224,273
Inventory, net	11,251,549	12,821,194
Prepaid expenses and other current assets	948,841	1,193,447
Total current assets	74,286,227	76,001,112
Property and equipment, net	14,155,985	9,288,625
Intangible assets, net	2,891,657	2,519,053
Operating lease right-of-use asset	264,075	2,043,043
Deferred tax asset, net	2,464,604	2,122,816
Other assets	184,213	181,449
Total assets	$94,246,761	$92,156,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400,544	$1,857,091
Accrued payroll and benefits	3,284,226	2,775,103
Other accrued taxes	193,688	103,241
Warranty reserve	118,203	117,463
Deferred revenue	2,555,105	2,570,407
Dividend payable	—	7,975,997
Current portion of operating lease liabilities	261,244	427,963
Other current liabilities	250,000	250,000
Accrued income taxes	—	250,041
Total current liabilities	8,063,010	16,327,306
Deferred revenue, non-current	2,748,295	2,793,548
Operating lease liabilities, non-current	2,831	1,615,080
Total liabilities	10,814,136	20,735,934
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,669,912 shares issued and outstanding as of September 30, 2024, and 12,660,313 shares issued and outstanding as of December 31, 2023	1,267	1,265
Additional paid-in capital	29,886,087	28,160,745
Retained earnings	53,545,271	43,258,154
Total stockholders' equity	83,432,625	71,420,164
Total liabilities and stockholders’ equity	$94,246,761	$92,156,098

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120
Cost of revenue	4,134,253	3,667,256	12,263,932	11,364,791
Gross profit	14,191,706	12,837,384	41,589,022	36,745,329
Operating expenses:
General and administrative	3,967,799	3,615,020	12,063,971	10,848,611
Sales and marketing	3,795,320	2,864,469	11,098,945	8,812,872
Research and development	639,467	452,555	2,261,596	2,208,221
Total operating expenses	8,402,586	6,932,044	25,424,512	21,869,704
Income from operations	5,789,120	5,905,340	16,164,510	14,875,625
Other income, net	629,201	503,192	1,766,572	1,180,988
Income before provision for income taxes	6,418,321	6,408,532	17,931,082	16,056,613
Provision for income tax expense	1,368,830	1,341,352	3,843,834	3,403,523
Net income	$5,049,491	$5,067,180	$14,087,248	$12,653,090
Net income per share:
Basic	$0.40	$0.40	$1.11	$1.00
Diluted	$0.40	$0.40	$1.10	$0.99
Weighted average shares outstanding:
Basic	12,669,741	12,602,581	12,665,743	12,597,250
Diluted	12,778,446	12,735,837	12,762,346	12,716,988

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

Net income	—	—	—	4,901,224	4,901,224
Dividends paid $0.15 per share	—	—	—	(1,899,644)	(1,899,644)
Stock-based compensation expense	—	—	609,096	—	609,096
Net share settlement of restricted stock units	4,581	1	(63,946)	—	(63,945)
Exercise of stock options	335	—	3,296	—	3,296
Balances, June 30, 2024	12,669,101	$1,267	$29,273,955	$50,396,267	$79,671,489

Net income	—	—	—	5,049,491	5,049,491
Dividends paid $0.15 per share	—	—	—	(1,900,487)	(1,900,487)
Stock-based compensation expense	—	—	629,965	—	629,965
Net share settlement of restricted stock units	811	—	(17,833)	—	(17,833)
Balances, September 30, 2024	12,669,912	$1,267	$29,886,087	$53,545,271	$83,432,625

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$73,672,987
Net income	—	—	—	3,406,070	3,406,070
Dividends paid $1.05 per share	—	—	—	(13,222,907)	(13,222,907)
Stock-based compensation expense	—	—	533,643	—	533,643
Net share settlement of restricted stock units	3,572	—	(49,878)	—	(49,878)
Balances, March 31, 2023	12,594,576	$1,259	$26,891,211	$37,447,445	$64,339,915

Net income	—	—	—	4,179,840	4,179,840
Stock-based compensation expense	—	—	568,453	—	568,453
Net share settlement of restricted stock units	5,965	1	(97,106)	—	(97,105)
Exercise of stock options	1,000	—	7,339	—	7,339
Balances, June 30, 2023	12,601,541	$1,260	$27,369,898	$41,627,285	$68,998,442

Net income	—	—	—	5,067,180	5,067,180
Stock-based compensation expense	—	—	533,749	—	533,749
Net share settlement of restricted stock units	1,310	—	(31,372)	—	(31,372)
Balances, September 30, 2023	12,602,851	$1,260	$27,872,275	$46,694,465	$74,568,000

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$14,087,248	$12,653,090
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(91,398)	136,830
Provision for excess and obsolete inventory	202,140	219,928
Depreciation & amortization	622,790	559,805
Loss on disposal of property and equipment	3,872	12,535
Stock-based compensation	1,867,701	1,635,845
Deferred income taxes, net	(591,829)	(1,102,866)
Changes in operating assets and liabilities:
Accounts receivable	1,950,885	343,054
Inventory	1,278,208	(6,130,592)
Prepaid expenses and other current assets	244,606	(40,055)
Other assets	(2,764)	418,274
Accounts payable	(473,820)	519,648
Accrued payroll and benefits	509,123	(581,699)
Other accrued taxes	90,447	(18,696)
Warranty reserve	740	16,274
Deferred revenue	(60,555)	407,064
Other current liabilities	—	250,000
Prepaid income taxes	—	254,093
Net cash provided by operating activities	19,637,394	9,552,532
Investing activities:
Purchases of property and equipment	(5,214,859)	(6,908,607)
Capitalized intangible assets	(545,198)	(465,744)
Net cash used in investing activities	(5,760,057)	(7,374,351)
Financing activities:
Dividends paid	(11,776,128)	(13,222,907)
Proceeds from exercises of stock options	3,296	7,341
Taxes paid related to the net share settlement of equity awards	(145,652)	(178,355)
Net cash used in financing activities	(11,918,484)	(13,393,921)
Net increase/decrease in cash and cash equivalents	1,958,853	(11,215,740)
Cash and cash equivalents, beginning of period	49,762,198	57,960,864
Cash and cash equivalents, end of period	$51,721,051	$46,745,124
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,456,827	$4,136,152
ROU asset recognized in exchange for new lease obligation	$—	$227,983
ROU asset and liability adjustment	$1,486,093	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$612,910	$492,528

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED”, the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and other interim periods, or future years or periods.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
United States	$15,207,195	$13,948,368	$44,101,367	$38,876,418
International	3,118,764	2,556,272	9,751,587	9,233,702
Total revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$6,952,142	$3,905,520	$19,026,021	$13,966,905
MRI Compatible Patient Vital Signs Monitoring Systems	5,926,028	7,738,549	17,837,910	18,564,085
Ferro Magnetic Detection Systems	128,505	138,760	744,607	619,539
Total Devices revenue	13,006,675	11,782,829	37,608,538	33,150,529
Disposables, services and other	4,735,066	4,213,666	14,604,879	13,464,278
Amortization of extended warranty agreements	584,218	508,145	1,639,537	1,495,313
Total revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Advance payments from customers	$216,097	$508,956
Shipments in-transit	166,700	15,438
Extended warranty agreements	4,920,603	4,835,966
Total	$5,303,400	$5,360,360

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	3,353,763
Decreases due to recognition of revenue	(3,410,723)
Contract liabilities, September 30, 2024	$5,303,400

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2022	$4,748,319
Increases due to cash received from customers	3,716,326
Decreases due to recognition of revenue	(3,309,262)
Contract liabilities, September 30, 2023	$5,155,383

Capitalized Contract Costs

Our capitalized contract costs totaled $164,898 and $162,134 as of September 30, 2024 and December 31, 2023, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Net income	$5,049,491	$5,067,180	$14,087,248	$12,653,090
Weighted-average shares outstanding — Basic	12,669,741	12,602,581	12,665,743	12,597,250
Effect of dilutive securities:
Stock options	2,104	18,727	2,223	18,860
Restricted stock units	63,929	73,478	55,870	63,300
Performance-based restricted stock units	42,672	41,051	38,510	37,578
Weighted-average shares outstanding — Diluted	12,778,446	12,735,837	12,762,346	12,716,988
Basic net income per share	$0.40	$0.40	$1.11	$1.00
Diluted net income per share	$0.40	$0.40	$1.10	$0.99

Stock options and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Anti-dilutive stock options and restricted stock units	7	438	13	352

4 — Inventory, net

Inventory consists of:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Raw materials	$9,700,270	$10,833,004
Work in process	703,363	501,191
Finished goods	1,470,786	1,907,729
Inventory before allowance for excess and obsolete	11,874,419	13,241,924
Allowance for excess and obsolete	(622,870)	(420,730)
Total	$11,251,549	$12,821,194

5 — Property and Equipment, net

Property and equipment consist of:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Land	$6,253,790	$6,253,790
Computer software and hardware	1,516,280	1,380,289
Furniture and fixtures	1,842,773	1,757,129
Leasehold improvements	270,486	270,486
Machinery and equipment	2,624,609	2,438,922
Construction in-process	6,108,204	1,257,844
	18,616,142	13,358,460
Accumulated depreciation	(4,460,157)	(4,069,835)
Total	$14,155,985	$9,288,625

Depreciation expense of property and equipment was $139,840 and $164,595 for the three months ended September 30, 2024 and 2023, respectively, and $450,194 and $484,094 for the nine months ended September 30, 2024 and 2023, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
United States	$13,746,389	$8,950,580
International	409,596	338,045
Total property and equipment, net	$14,155,985	$9,288,625

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Patents — in use	$321,874	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	162,233	128,221
Internally developed software — in use	1,840,521	1,773,720
Internally developed software — in process	1,583,423	1,149,409
Trademarks	38,067	27,697
	4,016,282	3,471,085
Accumulated amortization	(1,124,625)	(952,032)
Total	$2,891,657	$2,519,053

Amortization expense of intangible assets was $57,731 and $25,236 for the three months ended September 30, 2024 and 2023, respectively, and $172,596 and $75,708 for the nine months ended September 30, 2024 and 2023, respectively.

Expected annual amortization expense for the remaining portion of 2024 and the next five years related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

Three months remaining ending December 31, 2024	$59,518
2025	$235,703
2026	$223,987
2027	$150,274
2028	$147,672
Thereafter	$290,780

7 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.

As of September 30, 2024, we did not have any assets or liabilities subject to recurring fair value measurements.

8 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cost of revenue	$62,359	$63,119	$178,713	$187,292
General and administrative	381,339	290,370	1,139,316	871,100
Sales and marketing	135,358	129,340	393,649	435,707
Research and development	50,908	50,919	156,023	141,746
Total	$629,964	$533,748	$1,867,701	$1,635,845

As of September 30, 2024, we had (i) $2,875,176 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.14 years and (ii) $866,155 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.82 years.

The following table presents a summary of our equity award activity for the nine months ended September 30, 2024 (shares):

	Nine Months Ended
	September 30, 2024
			Performance
			Based
	Stock	Restricted	Restricted
	Options	Stock Units	Stock Units
Outstanding beginning of period	3,010	141,327	36,792
Awards granted	—	5,353	—
Awards exercised/vested	(335)	(12,601)	—
Awards canceled/ forfeited	—	(2,848)	—
Outstanding end of period	2,675	131,231	36,792

9 — Income Taxes

For the three and nine months ended September 30, 2024, we recorded a provision for income tax expense of $1,368,830 and $3,843,834, respectively. For the three and nine months ended September 30, 2024, our effective tax rate was 21.3% and 21.4%, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three and nine months ended September 30, 2023, we recorded a provision for income tax expense of $1,341,352 and $3,403,523, respectively. For the three and nine months ended September 30, 2023, our effective tax rate was 20.9% and 21.2%, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

On July 31, 2024, the Company received notice of examination from the U.S. Internal Revenue Service for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

10 — Leases

We have entered into operating lease contracts for our manufacturing plant, office space, and various office equipment with two material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing on July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $160,266 and $127,817 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid Susi, LLC $479,561 and $386,958, respectively. On May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, which was set to expire on May 31, 2024.

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

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the lease terms, the total monthly base rent is $10,055. For the three months ended September 30, 2024 and 2023, the Company paid $30,165 and $30,165, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid $90,495 and $83,140, respectively. Under the terms of the leases, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases will expire in February 2025 and do not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cost of revenue	$59,124	$58,086	$176,810	$174,258
General and administrative	88,666	87,639	265,442	255,562
Sales and marketing	3,309	3,251	9,895	9,752
Research and development	9,167	9,006	27,414	27,019
Total	$160,266	$157,982	$479,561	$466,591

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2024 and 2023.

Maturity of our operating lease liability as of September 30, 2024, is as follows:

Three months remaining ending December 31, 2024	$152,972
Thereafter	173,514
Total lease payments	326,486
Imputed interest	(62,411)
Present value of lease liability	$264,075

11 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $6,921,468 and $8,217,571 as of September 30, 2024 and December 31, 2023, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. As of September 30, 2024 and December 31, 2023, we had an accrued total balance of approximately $250,000 in each period related to various matters.

12 — Subsequent Events

On October 30, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.15 per share on the Company's outstanding common stock. The payment will be made to stockholders on November 25, 2024, to stockholders of record at the close of business on November 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in “Part I, Item 1A, Risk Factors” of this Quarterly Report, the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” included in the 2023 Annual Report and the “Cautionary Statements Regarding Forward-Looking Statements” section at the beginning of this Quarterly Report.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of September 30, 2024, our direct U.S. sales force consisted of 27 field sales representatives, 4 regional sales directors and supplemented by 8 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the quarter ended September 30, 2024, our revenue increased by $1.8 million, or 11.0% to $18.3 million, compared to $16.5 million for the quarter ended September 30, 2023. Income before the provision for income taxes was $6.4 million for the quarter ended September 30, 2024, compared to $6.4 million for the quarter ended

September 30, 2023. Net income remained consistent at $5.0 million, or $0.40 per diluted share in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023.

For the remainder of 2024, we expect higher revenue when compared to the same period in 2023 primarily due to higher sales of our medical devices, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2023 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which we have prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of September 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2023 Annual Report.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.6	22.2	22.8	23.6
Gross profit	77.4	77.8	77.2	76.4
Operating expenses:
General and administrative	21.7	21.9	22.4	22.5
Sales and marketing	20.7	17.4	20.6	18.3
Research and development	3.5	2.7	4.2	4.6
Total operating expenses	45.9	42.0	47.2	45.4
Income from operations	31.6	35.8	30.0	30.9
Other income, net	3.4	3.0	3.3	2.5
Income before provision for income taxes	35.0	38.8	33.3	33.4
Provision for income tax expense	7.5	8.1	7.1	7.1
Net income	27.5%	30.7%	26.2%	26.3%

Comparison of the Three Months Ended and Nine Months Ended September 30, 2024 and 2023

Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
United States	$15,207,195	$13,948,368	$44,101,367	$38,876,418
International	3,118,764	2,556,272	9,751,587	9,233,702
Total revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120

Revenue by Type

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Devices:
MRI Compatible IV Infusion Pump Systems	$6,952,142	$3,905,520	$19,026,021	$13,966,905
MRI Compatible Patient Vital Signs Monitoring Systems	5,926,028	7,738,549	17,837,910	18,564,085
Ferro Magnetic Detection Systems	128,505	138,760	744,607	619,539
Total Devices revenue	13,006,675	11,782,829	37,608,538	33,150,529
Disposables, services and other	4,735,066	4,213,666	14,604,879	13,464,278
Amortization of extended warranty agreements	584,218	508,145	1,639,537	1,495,313
Total revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120

For the three months ended September 30, 2024, revenue increased by $1.8 million, or 11.0%, to $18.3 million from $16.5 million for the same period in 2023. This is attributed to continued demand for our IV Infusion Pump System, Disposables and extended warranty revenue.

Revenue from sales in the U.S. increased by $1.3 million, or 9.4%, to $15.2 million for the three months ended September 30, 2024, from $13.9 million for the same period in 2023. Revenue from sales internationally increased by $0.5 million, or 19.2%, for the three months ended September 30, 2024 to $3.1 million, from $2.6 million for the same period in 2023. Domestic sales accounted for 82.9% of revenue for the three months ended September 30, 2024, compared to 84.2% for the same period in 2023.

Revenue from sales of devices increased by $1.2 million, or 10.4%, to $13.0 million for the three months ended September 30, 2024, from $11.8 million for the same period in 2023.

Revenue from sales of our disposables, service and other increased by $0.5 million, or 11.9%, to $4.7 million for the three months ended September 30, 2024, from $4.2 million for the same period in 2023. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 15.0%, to $0.6 million for the three months ended September 30, 2024, from $0.5 million for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, revenue increased by $5.7 million, or 11.9%, to $53.9 million from $48.1 million for the same period in 2023. This is attributed to the increase in our IV Infusion Pump System, Ferro Magnetic Detection System, Disposables, and extended warranty revenue.

Revenue from sales in the U.S. increased by $5.2 million, or 13.4%, to $44.1 million for the nine months ended September 30, 2024, from $38.9 million for the same period 2023. Revenue from sales internationally increased $0.6 million, or 6.5%, to $9.8 million for the nine months ended September 30, 2024, from $9.2 million for the nine months ended September 30, 2023. Domestic sales accounted for 81.9% of revenue for the nine months ended September 30, 2024, compared to 80.9% for the nine months ended September 30, 2023.

Revenue from sales of devices increased by $4.4 million, or 13.4%, to $37.6 million for the nine months ended September 30, 2024, from $33.2 million for the same period in 2023.

Revenue from sales of our disposables, service and other increased by $1.1 million, or 8.5%, to $14.6 million for the nine months ended September 30, 2024, from $13.5 million for the same period in 2023. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 9.6%, to $1.6 million for the nine months ended September 30, 2024, from $1.5 million for the nine months ended September 30, 2023.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenue	$18,325,959	$16,504,640	$53,852,954	$48,110,120
Cost of revenue	4,134,253	3,667,256	12,263,932	11,364,791
Gross profit	$14,191,706	$12,837,384	$41,589,022	$36,745,329
Gross profit percentage	77.4%	77.8%	77.2%	76.4%

For the three months ended September 30, 2024 our cost of revenue increased by $0.4 million, or 12.3%, to $4.1 million from $3.7 million for the same period in 2023. For the three months ended September 30, 2024, our gross profit increased by $1.4 million, or 10.5%, to $14.2 million from $12.8 million for the same period in 2023. Gross profit margin was 77.4% for the three months ended September 30, 2024, compared to 77.8% for the same period in 2023. The decrease in gross profit margin is primarily due to a favorable inventory adjustment in prior year and current quarter geographic sales mix.

For the nine months ended September 30, 2024, cost of revenue increased by $0.9 million, or 7.9%, to $12.3 million from $11.4 million for the same period in 2023. Gross profit increased by $4.9 million, or 13.2%, to $41.6 million for the nine months ended September 30, 2024 from $36.7 million for the same period in 2023. Gross profit margin was 77.2% for the nine months ended September 30, 2024, compared to 76.4% for the same period in 2023. The increase in gross profit margin is primarily due to decreased raw material costs, favorable geographic sales mix, and overhead spent as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
General and administrative	$3,967,799	$3,615,020	$12,063,971	$10,848,611
Percentage of revenue	21.7%	21.9%	22.4%	22.5%
Sales and marketing	$3,795,320	$2,864,469	$11,098,945	$8,812,872
Percentage of revenue	20.7%	17.4%	20.6%	18.3%
Research and development	$639,467	$452,555	$2,261,596	$2,208,221
Percentage of revenue	3.5%	2.7%	4.2%	4.6%

General and Administrative

For the three months ended September 30, 2024, general and administrative expense increased by $0.4 million, or 11.1%, to $4.0 million from $3.6 million for the same period in 2023. This increase is primarily due to higher legal and professional expenses, software maintenance, and increased payroll and benefit expenses.

For the nine months ended September 30, 2024, general and administrative expense increased by $1.3 million, or 12.0%, to $12.1 million from $10.8 million for the same period last year. This increase is primarily due to higher legal and professional expenses, regulatory consulting, and payroll and benefits expenses.

Sales and Marketing

For the three months ended September 30, 2024, sales and marketing expense increased by $0.9 million, or 31.0%, to $3.8 million from $2.9 million for the same period in 2023. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the nine months ended September 30, 2024, sales and marketing expense increased by $2.3 million, or 26.1%, to $11.1 million from $8.8 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended September 30, 2024, research and development expense increased by $0.1 million, or 20.0%, to $0.6 million from $0.5 million for the same period in 2023. This is primarily due to us no longer allocating recently approved product parts related to the next generation pump to research and development, offset by increased payroll and benefit expenses. These approved parts are now included in raw material inventory.

For the nine months ended September 30, 2024, research and development expense increased by $0.1 million, or 4.5%, to $2.3 million from $2.2 million for the same period last year. This is primarily due to higher payroll and benefits expenses as well as software maintenance, and consulting expenses related to the next generation pump.

Other Income, Net

Other income, net consists of interest income, foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2024, other income, net increased by $0.1 million, to $0.6 million from $0.5 million for the same period in 2023. This increase is due to higher interest rates earned by money market fund investments that comprise a significant portion of our cash balances.

For the nine months ended September 30, 2024 and 2023, we reported other income, net, of $1.8 million and $1.2 million, respectively. The change is primarily due to higher interest rates earned by money market fund investments.

Income Taxes

For the three and nine months ended September 30, 2024, we recorded a provision for income tax expense of $1,368,830 and $3,843,834, respectively. Our effective tax rate was 21.3% and 21.4% for the three and nine months ended September 30, 2024, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by research and development tax credits.

For the three and nine months ended September 30, 2023, we recorded a provision for income tax expense of $1,341,352 and $3,403,523, respectively. Our effective tax rate was 20.9% and 21.2%, respectively, and differed from the U.S. Federal statutory rate primarily due to U.S. Federal income tax expense partially offset by research and development tax credits.

On July 31, 2024, the Company received notice of examination from the U.S. Internal Revenue Service for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2019 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of September 30, 2024, we had cash and cash equivalents of $51.7 million, stockholders’ equity of $83.4 million, and working capital of $66.2 million. As of December 31, 2023, we had cash and cash equivalents of $49.8 million, stockholders’ equity of $71.4 million, and working capital of $59.7 million.

On April 3, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Shelf”), which was declared effective by the SEC on May 8, 2024. The 2024 Shelf covers the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock. As of September 30, 2024, all $75.0 million remained available under the 2024 Shelf.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets.

	Nine Months Ended
	September 30,
	2024	2023

	(unaudited)
Net cash provided by operating activities	$19,637,394	$9,552,532
Net cash used in investing activities	(5,760,057)	(7,374,351)
Net cash used in financing activities	(11,918,484)	(13,393,921)

Cash provided by operating activities increased by $10.0 million, to $19.6 million for the nine months ended September 30, 2024, compared to $9.6 million for the same period in 2023. During the nine months ended September 30, 2024, cash provided by operations was positively impacted by net income, lower inventory purchases, and reduced accounts receivable and negatively impacted by higher cash outflows related to accounts payable.

Cash used in investing activities decreased by $1.6 million, to $5.8 million for the nine months ended September 30, 2024, compared to $7.4 million for the same period in 2023. For the nine months ended September 30, 2023, we acquired land for $6.2 million in cash to be used for future office, assembly, warehouse, and shipping space to accommodate our increased operations and anticipated growth. The majority of our 2024 spend in investing activities is attributed to construction costs of our new facility on the aforementioned land.

Cash used in financing activities decreased by $1.5 million, to $11.9 million for the nine months ended September 30, 2024, compared to approximately $13.4 million for the same period in 2023. In both periods, the Company paid special dividends to our stockholders; and in the 2024 period, we commenced a regular quarterly dividend policy, subject to the sole discretion of the Company’s Board of Directors and applicable law.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2023.

Recent Accounting Pronouncements

As of September 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2023 Annual Report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2024 were effective.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement Changes

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report , included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: October 31, 2024	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)