Form 10-K
period 2024-12-31
IRADIMED CORP
filed 2025-03-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $349,253,009.

There were 12,715,072 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2025. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2024. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	failure to obtain and/or maintain regulatory approvals and comply with applicable regulations;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
●	our ability to identify and pursue development of additional products;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;

●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	changes in our production capacity, including interruptions in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	if third parties fail to uphold their contractual duties or meet expected deadlines;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	potential negative impacts resulting from a future pandemic or epidemic, or natural disaster;
●	the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
●	breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
●	the loss of, or default by, one or more key customers or suppliers;
●	unfavorable changes to the terms of key customer or supplier relationships;

●	weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
●	increasing and/or fluctuating tax and interest rates as well as inflationary pressures on the U.S. and global economies;
●	geopolitical risks, including tariffs, trade disputes, international conflicts and recent or upcoming elections in the United States and other countries, which could, among other things, lead to increased market volatility; and
●	other risks detailed in our filings with the United States Securities and Exchange Commission (the “SEC”).

We have included important factors in the cautionary statements included in this Annual Report, particularly in “Item 1A. Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read this Form 10-K and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

IRADIMED CORPORATION (“IRadimed”, the “Company,” “we,” “us,” “our” or similar terms) develops, manufactures, markets and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and related accessories, disposables and services relating to them. We were originally incorporated in Oklahoma under the name IRI Development, Inc. in 1992, and we merged our Oklahoma corporation into the newly formed Delaware corporation in April 2014.

MRidium 3860+ MRI Compatible IV Infusion Pump System

We are the only known provider of a non-magnetic intravenous (“IV”) infusion pump system that is specifically designed to be safe for use during MRI procedures and operates dependably in magnetic fields up to 10,000 gauss. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

Each IV infusion pump system consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

IRadimed 3880 MRI Compatible Patient Vital Signs Monitoring System

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless Electrocardiogram (“ECG”) with dynamic gradient filtering; wireless blood oxygen saturation monitoring (“SpO2”) using Masimo® algorithms; non-magnetic respiratory carbon dioxide (“CO2”); invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

With the expanding use of MRI procedures, both traditional procedures, and intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President, Chief Executive Officer, and Chairman of our Board of Directors (the “Board” or the “Board of Directors”), Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion system in 2004.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2024, our direct sales force consisted of 27 field sales representatives, supported by ~~4~~ regional sales directors, and supplemented by 10 clinical application specialists. Internationally, we market our products into approximately 80 countries through the use of independent distributors.

As of December 31, 2024 we have sold approximately 7,832 MRI compatible IV infusion pump systems and approximately 2,679 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of MRI compatible medical devices and related accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2024, our revenue was $73.2 million and our income from operations was $22.0 million representing an operating profit margin of 30 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for fiscal year 2025.

History and Development

Mr. Susi founded Invivo Research Inc. (“Invivo Research”) in 1979 where he developed the first MRI compatible patient monitoring system. Mr. Susi served as the President of Invivo Research from 1979 until 1998, and as its Chairman of the Board of Directors from 1998 until 2000. Under Mr. Susi’s leadership, Invivo Research matured from a start-up medical device company into a leading producer of vital signs monitoring devices used during MRI procedures. Invivo Research was acquired by Invivo Corporation (“Invivo”) in 1992, which began trading on the Nasdaq Capital Market in 1994. Mr. Susi served as a Director of Invivo from 1998 until 2000 and oversaw technical areas from 2000 to 2004. Invivo was acquired by Intermagnetics General Corporation in 2004, which was later acquired by Koninklijke Philips NV (NYSE: PHG).

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

In 2014, we began developing our own MRI compatible patient vital signs monitoring system (“3880 Monitor”). Using current and new technologies, and our trade secrets, we believe our 3880 Monitor improves on the design of competitive MRI compatible vital signs monitors. Our 3880 Monitor is compact and lightweight, overcoming many of the workflow issues created by other larger and heavier MRI compatible monitors currently in the market. In December 2016, we made our first shipments of the 3880 Monitor to international customers. In October 2017, we received FDA 510(k) clearance for our 3880 Monitor and immediately began our direct selling efforts in the United States.

In 2022, we introduced our ferromagnetic detection device, IRadimed FMD1 3600 with Remote Alarm Logging Unit, (“RALU”). This is the first ferromagnetic detection device with TruSenseTM threat qualification technology for MRI safety strategy in hospitals. This technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status reducing false alarms, all while simultaneously circumventing background magnetic field noise.

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

To deal with the harsh environment of MR, some manufacturers have offered a “shielded box” solution (also known as a “Faraday cage”) for use with their standard IV pumps, but the approach has not been widely accepted by customers. The major problem with this approach is that a highly magnetic standard IV infusion pump is still being introduced into a hazardous MRI environment, which can lead to projectile accidents. Additionally, placing a highly magnetic standard IV infusion pump inside a shielded box hinders an operator’s ability to determine the pump’s status and creates inefficiencies when addressing an alarm or revising a pump’s flow rate. Moreover, a Faraday cage with a standard IV infusion pump must be kept approximately 5 to 10 feet from the scanner, which may result in the use of long IV lines. By contrast, our MRI compatible IV infusion pump system can be safely placed and operated anywhere in the scanner room including next to the scanner.

We believe that our MRidium MRI compatible IV infusion pump system is the first and only product to provide an easy-to-operate, non-magnetic, safe and RF-quiet solution.

Market Opportunities

Addressable Market

MRI Compatible IV Infusion Pump

We view our MRI compatible IV infusion pump primarily as a patient and staff safety device. Accordingly, we do not actively market our IV infusion pump system in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI compatible IV infusion pump systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI compatible IV infusion pump system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, that with our direct U.S. sales team, there is potential for sales of our MRI compatible IV infusion pump system within critical care departments of U.S. hospitals (refer to the section below titled “Expansion of Intra-Hospital Use of MRI Compatible Devices”). Based on an estimate of the number of critical care departments in the U.S., we believe there is the potential for growth in sales of our MRI compatible IV infusion pump systems.

MRI Compatible Patient Vital Signs Monitor

The market for MRI compatible multi-parameter vital signs monitors is well-developed and more subject to replacement cycles than new adoptions. As with our MRI compatible IV infusion pump, we also consider our MRI compatible multi-parameter vital signs monitor primarily as a patient safety device. Accordingly, we do not actively market our MRI vital signs monitor in countries that we believe do not have a minimum level of patient safety standards to warrant a device like ours. We estimate there is the potential for the sale of approximately 27,350 MRI vital signs monitoring systems based on the number of MRI scanners installed globally in acute care facilities of sufficient sophistication as to be considered supporting favorable market conditions for utilization of our MRI vital signs monitoring system. Additionally, based on historical sales data and customer purchasing behaviors, we believe, that with our direct U.S. sales team, there is potential for sales of our MRI vital signs monitoring system within critical care departments of U.S. hospitals (refer to the section below titled “Expansion of Intra-Hospital Use of MRI Compatible Devices”). Based on an estimate the number of critical care departments in the U.S. and an estimate of the anticipated adoption rate in these critical care departments, we believe there is potential for growth in sales of our MRI vital signs monitoring systems.

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

Some hospitals use MRI during surgical procedures. Neurosurgical interventions have been at the forefront of this development in image-guided surgery, followed by otolaryngological procedures. As MR-guided intervention during surgery has been deployed, the degree of complexity in supplemental devices has increased markedly potentially introducing additional safety issues for patients. Much of the effort required for successful implementation of intraoperative MRI has been in development and testing of anesthesia equipment, patient monitoring devices, infusion pumps and surgical instruments and accessories, all of which need to be MRI compatible if used near the MRI scanner. Intraoperative MRI is expanding demand for our MRI compatible devices from the MRI suite to the surgical suite of the hospital.

Strategy

Company Objective

Our objective is to be the leader in providing safe and effective care for all patients undergoing MRI procedures through the development and commercialization of a portfolio of MRI compatible products, accessories, disposables, and related services. By increasing the safety parameters of equipment operating within the harsh magnetic environment of the MRI scanner room, we hope to enable hospitals and other healthcare providers to offer the MRI diagnostic procedures patients require. We believe our current products increase the safety of performing MRI diagnostics for patients by minimizing potential complications with IV infusions, vital signs monitoring, and detection of metals possessing ferromagnetism.

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

Our management team has a significant amount of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRADIMED’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically advanced MRI compatible patient care products. Our 2022 introduction of our Ferromagnetic Detection system (“FMD”) is an example of this expansion.

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

Commercial Strategy

We believe that the MRI compatible IV infusion pump market continues to have growth potential and we continue to drive increased awareness, adoption and utilization of our MRI compatible products by:

Continued development of our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development of the market through driving awareness and education by our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our current and expected infusion pump solutions and the shortcomings of current workaround practices. Additionally, with our 3880 Monitor, we focus on educating customers on the total workflow benefits our devices offer and how our devices increase the efficiency of MRI scanners via patient throughput.

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

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Asia, to expand the business and augment our market penetration rates. As business progress dictates, we plan to expand our staff to serve the largest potential markets outside the U.S. to build our relationships at the local level.

Supporting commercial efforts with evidence-based information

We focus our sales team on educating customers on the safety and efficiency benefits of using our MRI compatible products. To assist in the education process, we have developed materials that document the risks and additional costs associated with using a workaround solution of running long lines from conventional IV pumps outside the MRI scanner room. We are also continuing the development of and enhancing our materials documenting the benefits of patient-centered care with uninterrupted vital signs monitoring that allows for easy transfer of critically ill patients from critical care to the MRI scanner room and back. We believe this kind of evidence-based documentation will help us provide widespread education to the clinicians that are driving clinical practice. We also believe that documented evidence will serve to inform the quality and risk management leaders in these organizations, which in turn may help drive the overall adoption of our MRI compatible products.

Providing best in class customer service and user experience

We believe that the expectations of our customers for service and a superior user experience have risen with the advancement of technology. Once a customer purchases our products, it is imperative that they receive first-class clinical education and support to encourage usage of our products. We devote a significant amount of time and training to ensure that this educational experience is a success. This training is usually performed by our sales staff with the frequent assistance of our clinical application specialists. We intend to hire more clinical application specialists to strengthen our initial training experience and increase ongoing customer support. We believe that a positive user experience is critical to driving increased rates of utilization of our products which can increase sales of disposables.

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

We currently offer three primary products for use in the scanner room: (1) our MRidium 3860+ MRI compatible IV infusion pump system with associated disposable IV tubing sets, (2) our 3880 MRI compatible patient vital signs monitoring system with associated disposable products, and (3) our 3600 FMD1 with RALU ferromagnetic detection device.

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

MRidium 3860+ IV Tubing Sets - Disposables

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

Optional Features

Our 3860+ MRI compatible IV infusion pump system gives customers the ability to adapt their systems to meet their specific needs. In addition to our standard product features, we also offer system upgrades, which include a modular add-on second IV channel through our 3861 Side Car, a wireless remote control/display, DERS and an imbedded SpO2 monitor. We also offer rechargeable lithium polymer battery packs which have a 12-hour life when not connected to an electrical outlet.

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

The basic configuration of the 3880 Monitor includes wireless ECG with dynamic gradient filtering, wireless SpO2 using Masimo® algorithms, and non-invasive blood pressure. Optional features include all or a combination of non-magnetic respiratory CO2, invasive blood pressure, patient temperature, and/or optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements.

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

IRadimed FMD1 with RALU

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

Intellectual Property

We protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. During the development of our products, our founder, President, Chief Executive Officer, and Chairman of the Board, Roger Susi, obtained a number of patents regarding our MRI compatible IV infusion pump and related systems. Mr. Susi has irrevocably assigned these patents to us.

We have 16 issued U.S. patents and 4 issued foreign patents with remaining lives of up to 17 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to several of our products, including our MRI compatible IV infusion pump system and its components and our MRI compatible patient vital signs monitoring system. We intend to file patent applications with respect to future patentable developments and improvements when we believe that seeking such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 27 direct field sales representatives, 4 regional sales directors and 10 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Year Ended December 31,
	2024	2023
United States	83%	80%
International	17%	20%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Year Ended December 31,
	2024	2023
Devices	71%	70%
Disposable, service and other	26%	27%
Amortization of extended warranty agreements	3%	3%

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

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. Some components we or our suppliers utilize are from Chinese or Taiwanese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to the global supply chain issues, international trade restrictions and tariffs, excessive demand creating shortages of available supply, and conditions related to health pandemics. We continuously monitor our supply chain regarding these matters to anticipate and prevent risk of disruption. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump was sole sourced from a major multinational Japanese manufacturing company until December 2024 when the Company in its ordinary course of business entered into a technology transfer and license agreement with the supplier allowing the Company to manufacture its own non-magnetic, ultrasonic motors.

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

We also conduct compliance training programs for our sales and marketing personnel and perform assessments of our suppliers of raw materials, components and finished goods. In addition, we conduct quality management reviews designed to inform management of key issues that may affect the quality of our products. From time to time, we may determine that products manufactured or marketed by us do not meet our specifications, published standards or regulatory requirements. When a quality issue is identified, we investigate the issue and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling or a combination of these or other corrective actions.

In January 2007, we received ISO 13485 certification and met the requirements under the European Medical Device Directive to use the CE Mark, thereby allowing us to continue to market our products in the European Community. In October 2024, we underwent a recertification audit to maintain our ISO 13485:2016 and Medical Device Single Audit Program certifications and received our certificates. These certificates will need renewal again by January 2028.

Competition

The medical products industry is characterized by intense competition and innovation via extensive research and new product development efforts. The market for medical products is subject to rapid change due to a competitive, cost-conscious environment and to government programs intended to reduce the cost of medical care. Many manufacturers and distributors of medical equipment are large, well-established companies whose resources, reputations, and ability to leverage existing customer relationships might give them a competitive advantage over us. We believe that a company’s reputation for producing accurate, reliable, and technologically advanced products, references from users, features (speed, safety, ease of use, patient convenience and range of applicability), product effectiveness and price are the principal competitive factors in the medical products industry.

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

The medical device and IV infusion market is highly regulated and is typically one of the areas that the FDA scrutinizes closely for new market introductions. Because of this, the FDA 510(k) clearance process for new infusion pumps is usually long and requires significant testing and documentation. This long timeline coupled with the low market penetration to date may discourage new competitors from undertaking a complex project like building an MRI compatible IV infusion pump. We believe that the market for MRI compatible IV infusion pump products is underpenetrated and may become highly competitive if, and when, the market develops further.

We also compete with manufacturers of “shielded box” solutions that are intended as “workarounds” to permit use of conventional IV pumps inside the MRI scanner room. The providers of shielded boxes include B. Braun, Fresenius Kabi and MIPM Mammendorfer Institut für Physik und Medizin.

Many of our potential customers opt not to purchase our MRI compatible IV infusion pump systems and instead use makeshift workarounds, such as placing conventional IV infusion devices outside of the MRI scanning room and utilizing extension tubing to reach the patient, introducing additional patient safety issues. To this extent, we are in competition with conventional IV infusion pump manufacturers and distributors.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, which was founded by Roger Susi, our founder, President, Chief Executive Officer, and Chairman of the Board. Invivo Research is now owned by Koninklijke Philips NV (NYSE: PHG).

Other large and well-known companies such as GE Healthcare Technologies (Nasdaq: GEHC) and Schiller AG, also have competing products as do other smaller privately held companies. Each of these manufacturers have competitive advantages over us as they may have established customer relationships, product supply agreements, longer histories in the MRI monitoring market and several have greater financial, technical, manufacturing, management, and research and development budgets. Additionally, our 3880 MRI compatible patient vital signs monitor is newer to the market relative to these other companies, which may result in customers being reluctant to switch from other well-known and established MRI compatible monitoring systems to ours.

Seasonality

Our business is seasonal. Historically, our third quarter bookings have typically been lower, compared to other fiscal quarters, principally because the fiscal quarter coincides with the summer vacation season in the northern hemisphere.

Segment Information and Geographic Data

Our business operates as one reportable segment. Financial information about geographic areas is presented in Notes 2 and 4 in the Notes to Financial Statements of this Annual Report.

Research and Development

Our research and development efforts focus on developing innovative products by utilizing our established core competencies in MRI compatible technologies and feedback from strategic relationships with hospitals, acute medical facilities and medical equipment manufacturers for new product ideas. Our research and development efforts are driven by the leadership of our founder, President, Chief Executive Officer, and Chairman of the Board, Roger Susi, along with engineers and technical professionals with significant experience in systems engineering and product design.

Our research and development expenses remain consistent at $2.8 million or 3.9 percent of revenue in 2024 and $2.9 million or 4.4 percent of revenue in 2023.

Human Capital

As of December 31, 2024, we had 160 full-time employees, including 59 in manufacturing and service, 57 in sales, marketing and customer support services, 15 in regulatory affairs and quality assurance, 13 in finance and administration and 16 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to reduce risks of harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any allegations. The basis for recruitment, hiring, development, training, compensation, and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities.

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

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act). In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and can extend beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. It generally takes from two to three years or even longer. All our current regulated medical devices and related products that are available in the U.S. were originally cleared through the 510(k) process as required by the FDA. We cannot be sure that future medical devices or modifications of current medical devices will qualify for the 510(k) pathway or whether PMA approval will be required for any future product that we propose to market. An exception is our FMD1, which does not fall under FDA regulation as it does not meet the definition of a medical device per section 201 (h) of the Food, Drug, and Cosmetic Act.

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA required more data needed to demonstrate product safety for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The impact of this guidance is likely to result in a more time consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements beyond the 2014 guidance document could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of attendant product revenues.

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

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of medical devices to hospitals and other healthcare providers, we and our customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides several exceptions or “safe harbors” for particular types of transactions. While we do not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which may apply to us. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws. While we conduct informal oversight to detect and prevent these types of fraud and abuse, we lack formal written policies and procedures at this time. If we were unable to document and implement the controls and procedures required in a timely manner or otherwise violate such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, financial reporting, or financial results.

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

In May 2017, the EU implemented a new regulatory scheme for medical devices under the Medical Device Regulation (“MDR”). The MDR initially became effective in May 2021, however the MDR transition was recently extended to 2028 for Class IIb non-implanted devices. Regardless our CE Certificates remain valid through December 2028, allowing us to continue shipping our products into the EU. MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions, and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increased scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Transparency Laws in the U.S. and Other Countries

There are numerous requirements imposed by states in the U.S. on the interaction of pharmaceutical and medical device companies with physicians. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement was imposed at the federal level under the “sunshine” provision of Patient Protection and Affordable Care Act, to track and report payments and “transfers of value” to U.S. physicians or teaching hospitals by manufacturers of medical products that are available for reimbursement by a federal insurer.

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

Available Information

Our principal executive office is located at 1025 Willa Springs Drive, Winter Springs, Florida 32708. Our telephone number is (407) 677-8022, and our website address is https://www.iradimed.com. Information contained on, or accessible through, our website is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Annual Report. Our common stock is listed and traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “IRMD”.

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

Risks Relating to Our Business and Financial Condition

●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Dependence upon the integrity of our supply chain and third-party suppliers for certain raw materials and components.
●	Failure to protect our information technology infrastructure which could adversely affect our business and operating results.
●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Our markets are very competitive, and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Failure to maintain relationships with IDNs and GPOs.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside the U.S.
●	Successful development and commercialization of enhanced or new products to remain competitive.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.
●	Inability to scale our operations or adequately manage generational upgrades to our own products.
●	Our engagement in related party transactions.
●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
●	Changes in effective tax rates or results from examination of income or other tax returns.

●	The development and increased use of Artificial Intelligence presents operational risks and challenges that could damage our reputation or materially harm our business.

Risks Related to Our Industry

●	Changes in government regulations or U.S. healthcare policy could force us to make modifications to how we develop, manufacture, market, and price our products which may have a material adverse effect on our financial condition and results of operations.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Healthcare fraud and abuse regulations could potentially result in significant liability, require us to change our business practices and/or restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals and maintain compliance with regulations applicable to medical devices and infusion pumps.

Risks Relating to our Intellectual Property

●	Protection of confidential intellectual property, unpatented trade secrets, and proprietary technology.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our current and future products.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock
●	Use of capital to repurchase shares of our common stock, need or choice to raise additional capital in the future, payment of dividends, or reduction or cessation of expected dividends.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified Board members.
●	The ability of Roger Susi, who serves as our Chairman of the Board, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval due to his significant minority ownership.
●	Impact of being a public company on our competitive environment and our risk of potential litigation or involvement in securities class action litigation, if any.

●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.
●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

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

As inflationary measures have affected the greater market in the last several years, we have considered the effects of inflation on our business operations and financial results. We have assessed that inflation has not had a material impact on our revenues, expenses, assets, liabilities, or cash flows for the current reporting period. We have also evaluated our exposure to future inflationary risk and concluded that it is not significant based on our current business model and market conditions. We have mitigated the impact of inflation on our cost of goods sold by continued operational efficiency.

Our products could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;
●	technological advancements of MRI scanners;
●	technological developments such as new imaging modalities which render MRI procedures obsolete or reduce the instances where MRI imaging is utilized;
●	loss of key relationships with suppliers, IDNs, GPOs, distributors, or direct end-user customers;
●	manufacturing or supply interruptions;
●	product liability claims;
●	our reputation and product market acceptance;
●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and
●	product recalls or safety alerts.

Any major factor adversely affecting the sale of our products or services would cause our revenues to decline and have a material adverse impact on our business, financial condition, and our common stock.

Our continued success depends on the integrity of our supply chain and unaffiliated third-party suppliers for certain of our raw materials and components, the disruption of which could negatively impact our business.

Many of the component parts of our products are obtained through supply agreements with unaffiliated third parties. Some of these parts require our partners to engage in complex manufacturing processes and involve long lead times or delivery periods. Considering our dependence on third-party suppliers, several of which are single-source suppliers, we are subject to inherent uncertainties and risks related to their ability to produce or deliver parts on a timely basis, to comply with product safety and other regulatory requirements and to provide quality parts to us at a reasonable price.

In the near term, we do not anticipate finding alternative sources for our primary suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, or manufacture or deliver such materials later than anticipated, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results, and financial condition.

Certain raw materials and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until an appropriate application amendment is approved by the regulatory agency.

If our material suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of raw materials, parts, or finished products, could result in an interruption in the supply of certain products and a decline in our sales.

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

A cyber security incident or failure to protect our information technology infrastructure could be disruptive to our business, compromise confidential data, cause reputation harm, adversely affect our business and operating results, subject us to litigation and federal and state governmental inquiries.

We collect and store sensitive business and other information, including intellectual property and trade secrets, on our networks. Our business operations are dependent upon the secure maintenance of this information. Despite the implementation of security measures, our information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain - or engage a third-party to maintain on our behalf - including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication, and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. A material cyberattack or security incident could cause interruptions in our operations and could also damage our reputation, financial condition, and results of operations.

If threat actors are able to circumvent or breach our security systems, they could steal any information located therein or cause serious and potentially long-lasting disruption to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of litigation, sanctions, and/or monetary loss. We also face risks associated with security breaches affecting third parties that conduct business with us or our customers and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry appropriate insurance or maintain sufficient coverage to compensate for damage from all events and related potential liability.

We are subject to diverse laws and regulations relating to data privacy and security, such as federal and state data protection regulations, including the California Consumer Privacy Act, as amended, and European data privacy laws, including the General Data Protection Regulation. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, civil liability and related fines, or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, increased employee training, and engagement of third-party experts and consultants. The costs incurred to remediate any security incident could be substantial.

In addition, we cannot assure you that any of our third-party service providers with access to our sensitive or confidential information, or to that of our customers and/or employees, will not experience security breaches or attempts thereof, which could have a corresponding effect on our business.

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

We manufacture and store our products at a single facility in Winter Springs, Florida, which is also the location of our principal executive offices. If by reason of fire, hurricane, or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired completely and our operating results and financial condition would be materially and negatively affected. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facility may harm our business, financial condition, and operating results.

Our manufacturing facility in Winter Springs, Florida, is our only manufacturing facility, and if it is damaged or rendered inoperable or inaccessible due to political, social or economic upheaval or due to natural or other disasters, it would be difficult or impossible for us to manufacture our product for a period of time, which may lead to a loss of customers and significant impairment of our financial condition and operating results.

If we fail to maintain relationships with IDNs and GPOs, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with IDNs and GPOs.

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

We rely on distributors for all our sales outside the U.S. and hence do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies. Our revenues outside the U.S. in fiscal year 2024 represented approximately 17 percent of our net revenues. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

We are highly dependent on our founder, Chairman of the Board of Directors, President and Chief Executive Officer, Roger Susi.

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

We are working to expand our size and scale via more penetration of existing markets and the launch of new complementary products and updates to existing products. This growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative, and other resources. We cannot guarantee that any of the personnel, systems, procedures, controls and new facilities we put in place will be adequate to support the manufacture and distribution of our products. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial and administrative systems and manage other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed. In February 2023, we purchased 26 acres of land in Orlando, Florida and continue construction on an expanded facility to increase capacity. Any failure to successfully complete construction and operate such a facility expansion might limit our ability to grow as we expect. We do not plan to retain the current Winter Springs, Florida leased facility once the larger facility is fully operational.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in related party transactions, particularly between our Company and Roger Susi and his affiliates. The only significant ongoing related party transaction is the lease agreement between our Company and Susi, LLC, an affiliate of Roger Susi, with respect to our current sole production and headquarters facility in Winter Springs, Florida. Related party transactions that present difficult conflicts of interest, could result in disadvantages to our Company, and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. The newly constructed, larger facility, expected to be occupied in mid-2025, will reduce our related party transaction exposure by the eventual termination of the current lease with Susi, LLC.

The environment in which we operate makes it difficult to accurately forecast our business performance.

Significant changes and volatility in most aspects of the current business environment, including financial markets, customer behavior, speed of technological, regulatory, and competitive changes, and the recent health pandemic, make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings, and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such lesser results are announced to the public.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Furthermore, portions of U.S. GAAP require the use of fair value models which are variable in application and methodology from appraiser to appraiser. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position, and operating results.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such assumptions and estimates include those related to revenue recognition, accruals for product returns, allowances for doubtful accounts, valuation of inventory, impairment of intangibles and long-lived assets, accounting for leases, accounting for income taxes and stock-based compensation and allowances for uncertainties. These factors are also influenced by regular changes to U.S. GAAP, some of which are material to many companies. These changes introduce risk to our financial reporting processes due to implementation and internal control implications.

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

In July 2024, the Company received notice of examination from the U.S. Internal Revenue Service (the “IRS”) for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time.

We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

The constant growth and development of technology, including the increased use of Artificial Intelligence, presents risks and challenges to our operations that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm of our business.

Emerging technology is a consistent subject of new laws or regulations and evolving interpretations and applications of laws and regulations. If we fail to comply with these laws, we may be subject to penalties, fines or criminal or civil liability. The development and use of Artificial Intelligence (“AI”) presents new risks and challenges that can impact our operations if we incorporate AI into our operations, or if used by our third-party vendors. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. If our AI technologies fail to operate as anticipated or not perform as specified, including any biases or errors in the outputs of AI, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the Company. For example, in 2023 the Biden Administration issued a new, executive order on safe, secure and trustworthy AI, including transparency requirements for AI and other predictive algorithms that are part of certified health information technology. Some states have adopted or are considering additional measures regarding the use of AI within the health care industry. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business. Additionally, if we fail to keep pace with various AI technological developments, our competitive position and business results may be negatively impacted.

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

Sales to customers outside of the U.S. were approximately 17 percent of our net revenues in 2024 and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

●	foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;
●	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
●	foreign currency fluctuations that can impact our financial statements when foreign denominations, particularly the Japanese yen, are translated into U.S. dollars;
●	different local product preferences and product requirements, which might increase with increasing nationalism;
●	trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;
●	difficulty in establishing, staffing and managing non-U.S. operations;
●	failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;
●	uncertainties regarding judicial systems and procedures, changes in labor, environmental, health and safety laws;
●	healthcare crises or epidemics;
●	potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws and tariff practices;
●	political instability and actual or anticipated military or political conflicts, including instability related to war and terrorist attacks, such as Russia’s invasion of Ukraine, and conflict in the Middle East;

●	longer payment cycles;
●	economic instability, inflation, deflation, recession or interest rate fluctuations;
●	potential disruption in supply chains; and
●	minimal or diminished protection of intellectual property.

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

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. The current government administration has not indicated whether it will continue to scrutinize our industry as closely as it has in the past. Any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance. Furthermore, certain state governments have enacted legislation to limit and/or increase transparency of interactions with healthcare providers, pursuant to which we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states.

In addition, with the current political climate, funding adjustments that change or impact Medicare or Medicaid as well as general uncertainties regarding these programs may impact a hospitals ability to honor payment obligations.

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

We and our suppliers and customers are required to obtain regulatory approvals and maintain compliance with regulations applicable to medical devices, including infusion pumps, and these approvals could result in delays or increased costs in developing new products, subject us to sanctions and could adversely affect our business.

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

Even if able to obtain approval for introducing new products to the market, we and our suppliers may not be able to remain in compliance with the applicable FDA and other material regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. Compliance with these FDA requirements is subject to continual review and is monitored through periodic inspections by the FDA.

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

Risks Relating to our Intellectual Property

Our success depends on our ability to protect our intellectual property, unpatented trade secrets, know-how, confidential and proprietary information, and technology.

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

There can be no assurance of timely patent review and approval that would minimize competition and allow us to generate sufficient revenues.

There can be no assurance that the U.S. Patent and Trademark Office will have sufficient resources to review our patent applications in a timely manner. Consequently, even if our patent applications are ultimately successful, our patent applications may be delayed, which would prevent intellectual property protection for our products. If we fail to successfully commercialize our products due to the lack of intellectual property protection, we may be unable to generate sufficient revenues to meet or grow our business according to our expected goals and this may have a materially adverse effect on our profitability, financial condition, and operations.

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

Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

●	sales of large blocks of our stock or lack of liquidity in the public trading of our common stock;
●	the commercial success or failure of our key products;
●	delayed or reduced orders from our customers;
●	negative developments concerning our sources of manufacturing or manufacturing or supply interruptions;
●	changes or developments in laws or regulations applicable to our products and product candidates;
●	introduction of competitive products or technologies;

●	poorly executed acquisitions or acquisitions whose projected potential is not realized;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed our own estimates and projections or the estimates and projections of securities analysts or investors;
●	new or revised earnings estimates or guidance by us or securities analysts or investors;
●	varying economic and market conditions in the U.S.;
●	negative developments impacting the medical device industry in general and changes in the market valuations of companies deemed similar to us;
●	disputes or other developments relating to patents, trademarks or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;
●	issuances of debt, equity or convertible securities at terms deemed unfavorable by the market;
●	major catastrophic events;
●	changes in our Board of Directors, management or key personnel; or
●	the other factors described in this “Risk Factors” section.

Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, fluctuations in our share price and investors’ perception of our business. If we fail to meet or exceed such expectations, our business and stock price could be materially adversely affected.

Any use of capital to repurchase shares of our common stock, need to or choice to raise future capital, the election to continue, reduce or cease to pay a regular cash dividend, could have a material adverse effect on our stock price and our business.

Our Board of Directors has historically authorized stock repurchase programs and, pursuant to these authorizations, we have used a significant amount of cash to repurchase shares of common stock of our Company. If our Board of Directors authorize another stock repurchase program, there can be no assurance that we will be able to repurchase shares on favorable terms or, if we do repurchase shares, that such repurchases will increase stockholder value. Stock repurchases now are burdened with a federal excise tax which diminishes their attraction to deliver returns to stockholders.

In February 2025, our Board of Directors declared a regular quarterly cash dividend of $0.17 per share. Even though our Board of Directors has approved the payment of a regular quarterly cash dividend on the Company’s common stock, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Board of Directors and will depend on a number of factors. In the future, the Board of Directors may elect to allocate capital based on our continued ability to generate cash from operations, our capital needs to support normal operations, and making investments aimed at supporting growth, rather than paying cash dividends. These capital allocation decisions could have a material adverse effect on our stock price. If the Board of Directors chose to reduce or omit a dividend and retain future earnings for the operation and expansion of our business, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

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

While we believe that our cash and investment balances and prospective cash flow from our operations will provide us with adequate capital to fund operations for at least the next 12 months from the date of the issuance of the financial statements included herein, we may need or choose to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to holders of common stock and any debt securities could contain covenants that would restrict our operations. The sale of such securities could hurt demand for our common stock and cause our share price to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified Board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to monitor and advise us regarding compliance, which will increase our costs and expenses.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own approximately 36 percent of our outstanding common stock as of December 31, 2024. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of promoting, delaying or deterring a change of control of our Company.

Our business practices are more visible as a public company, and this could impact our competitive environment and risk of potential litigation or involvement in securities class action litigation that could adversely affect our business and could subject us to significant liabilities.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices of small capitalization medical device companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in this “Risk Factors” section, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, whatever the cause. We have become, and may in the future, become involved in this type of litigation. Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments. Such payment could have a material impact on how investors view our Company and result in a decline in our stock price.

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

Provisions in our charter documents, as well as provisions of the Delaware General Corporation Law (“DGCL”), could depress the trading price of our common stock by making it more difficult for a third party to acquire us at a price favorable to our stockholders. These provisions include:

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

Our cybersecurity team works in conjunction with management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. The Chief Executive Officer is responsible for overseeing our information technology leadership team and leading the Company’s efforts to mitigate technology risks in partnership with various business leaders in the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into IRadimed’s enterprise risk management process, and our information technology leadership team reviews the Company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into the enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

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

The Board provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which serves and functions as the Board’s primary oversight body to monitor the Company’s cybersecurity and related information technology risks and assists the Board of Directors in fulfilling its oversight responsibilities regarding Company policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing our information security policies and internal controls regarding information security; and reviewing the  annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the cybersecurity program and receives regular updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends.  The Audit Committee oversees the Company’s disclosure of any cybersecurity incident deemed material (and such materiality determination will be made by the Board upon recommendation of the Audit Committee) as required by the SEC or any other governmental authority, as applicable.

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

ITEM 2. PROPERTIES

Our principal executive offices are currently located in a leased facility of approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from an entity controlled by our founder, President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi, Susi LLC. On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC under which it did not exercise the second five-year option because of the Company’s continued construction of a new corporate office and manufacturing facility in Orange County, Florida, to accommodate our increased operations and anticipated growth. Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index, and the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants

In February 2023, we entered into two, two-year, non-cancelable operating leases for approximately 5,400 square feet of additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the twelve months ended December 31, 2024 and 2023, the Company paid $126,522 and $110,605 respectively. Under the terms of the leases, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, these leases expired February 2025, which the Company did not extend, and does not contain any residual value guarantee or material restrictive covenants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was publicly traded under the stock symbol “IRMD” on the Nasdaq “Capital Market” from July 16, 2014 until June 13, 2024 and on the Nasdaq “Global Market” since June 14, 2024. Prior to July 16, 2014, there was no public market for our common stock.

Stockholders

As of February 28, 2025, we had 3 stockholders of record. This number does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

On December 12, 2023, the Board of Directors declared the initiation of a regular quarterly dividend on the Company's outstanding common stock. On February 13, 2025, the Company announced that the Board increased our quarterly cash dividend from $0.15 to $0.17 per share. The decision on whether to pay, and the amount of cash dividends, if any, on our common stock in the future will be made by our Board of Directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the three months ended December 31, 2024.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
October 1, 2024—October 31, 2024	337	$—	—	$—
November 1, 2024—November 30, 2024	379	$—	—	$—
December 1, 2024—December 31, 2024	9,329	$—	—	$—
Total	10,045	$—	—	$—
(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

Equity Compensation Plan Information

The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report

Stock Performance Graph

The following information of Part II Item 5 is being furnished and shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor will it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference thereto.

The following graph shows a comparison, from December 31, 2019 through December 31, 2024, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

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

Each IV infusion pump system generally consists of an MRidium® MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2024, our direct U.S. sales force consisted of 27 field sales representatives, 4 regional sales directors and supplemented by 10 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights and Outlook

Our revenue was $73.2 million in 2024 and $65.6 million in 2023. Our diluted earnings per share was $1.50 in 2024, and $1.35 in 2023. Our cash provided by operations was $25.6 million in 2024, and $13.5 million in 2023.

Our estimated cumulative unit sales of medical devices are as follows:

	December 31,
	2024	2023
IV Infusion Pump Systems	7,832	7,196
Patient Vital Signs Monitoring Systems	2,679	2,166

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

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Year Ended December 31,
	2024	2023
Revenue	100.0%	100.0%
Cost of revenue	23.1	23.5
Gross profit	76.9	76.5
Operating expenses:
General and administrative	21.8	23.1
Sales and marketing	21.3	18.5
Research and development	3.9	4.4
Total operating expenses	47.0	46.0
Income from operations	30.0	30.6
Other income, net	3.2	2.6
Income before provision for income taxes	33.2	33.2
Provision for income tax expense	6.9	6.9
Net income	26.3%	26.3%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue by Geographic Region

	Year Ended
	December 31,
	2024	2023
United States	$60,606,884	$52,525,449
International	12,635,237	13,036,847
Total revenue	$73,242,121	$65,562,296

Revenue by Type

	Year Ended
	December 31,
	2024	2023
Devices:
MRI Compatible IV Infusion Pump Systems	$26,598,792	$19,611,128
MRI Compatible Patient Vital Signs Monitoring Systems	24,411,777	25,414,537
Ferro Magnetic Detection Systems	909,615	944,793
Total Devices revenue	51,920,184	45,970,458
Disposables, services and other	19,072,795	17,578,366
Amortization of extended warranty agreements	2,249,142	2,013,472
Total revenue	$73,242,121	$65,562,296

For the year ended December 31, 2024, total revenue increased $7.6 million, or 12 percent, to $73.2 million from $65.6 million for the same period in 2023.

For the year ended December 31, 2024, revenue from sales in the U.S. increased $8.1 million, or 15.4 percent, to $60.6 million from $52.5 million for the same period in 2023. Revenue from sales internationally decreased $0.4 million, or 3.1 percent, to $12.6 million from $13.0 million for the same period in 2023. Domestic sales accounted for 83 percent of total revenue for the year ended December 31, 2024, compared to 80 percent for the same period in 2023.

For the year ended December 31, 2024, revenue from sales of devices increased $6.0 million, or 13.0 percent, to $51.9 million from $45.9 million for the same period in 2023. This increase was the result of higher overall unit sales, particularly our IV infusion pump systems.

For the year ended December 31, 2024, revenue from sales of our disposables, service and other increased $1.5 million, or 8.5 percent, to $19.1 million from $17.6 million for the same period in 2023. Revenue from the amortization of our extended warranty agreements increased $0.2 million, or 11.7 percent, to $2.2 million from $2.0 million for the same period in 2023. The increase in ancillary product sales and revenue from amortization aligns with the increased gross sales of our devices.

Cost of Revenue and Gross Profit

	Year Ended
	December 31,
	2024	2023
Revenue	$73,242,121	$65,562,296
Cost of revenue	16,892,240	15,404,027
Gross profit	$56,349,881	$50,158,269
Gross profit percentage	76.9%	76.5%

Cost of revenue increased approximately $1.5 million, or 9.7 percent, to $16.9 million for the year ended December 31, 2024, from $15.4 million for the same period in 2023. Gross profit increased approximately $6.1 million, or 12.1 percent, to $56.3 million for the year ended December 31, 2024 from $50.2 million for the same period in 2023. The increase in cost of revenue and gross profit is primarily due to higher revenue during the year ended December 31, 2024, compared to the same period in 2023.

Gross profit margin was 76.9 percent and 76.5 percent for the years ended December 31, 2024 and 2023, respectively. The increase in gross profit margin is the result of favorable overhead variance adjustments and higher average selling prices in 2024 compared to 2023, a reduction in raw material costs, and increased management oversight of inventory. The increase in year over year sales also positively impacts the Company’s ability to favorably absorb overhead costs and increase gross profit margin.

Operating Expenses

	December 31,
	2024	2023
General and administrative	$15,937,123	$15,122,065
Percentage of revenue	21.8%	23.1%
Sales and marketing	$15,616,442	$12,142,090
Percentage of revenue	21.3%	18.5%
Research and development	$2,831,589	$2,858,656
Percentage of revenue	3.9%	4.4%

General and Administrative

General and administrative expense increased approximately $0.8 million, or 5.4 percent, to $15.9 million for the year ended December 31, 2024, from $15.1 million for the same period in 2023. This increase is primarily due to higher expenses for legal and professional costs, regulatory approval and consulting costs, and payroll and employee benefits costs. These increases are a direct result of the continued growth of the Company and need for additional support resources.

Sales and Marketing

Sales and marketing expenses increased approximately $3.5 million, or 28.6 percent, to $15.6 million for the year ended December 31, 2024, from $12.1 million for the same period in 2023. This increase is primarily the result of increased expenses for sales commissions, sales-related travel costs, and higher expenses for payroll and benefits. Higher commissions are related to the sales cycle, and in line with revenue growth. The increases are a direct result of the continued growth of the Company.

Research and Development

Research and development expense remained relatively consistent at $2.8 million for the year ended December 31, 2024, compared to $2.9 million for the same period in 2023. This is primarily due to higher payroll and benefits costs, offset by lower prototype design and consulting expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $2.3 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. This increase is primarily the result of higher interest income during the year ended December 31, 2024 compared to the same period in 2023.

Income Taxes

We recorded a provision for income tax expense of approximately $5.0 million for the year ended December 31, 2024, compared to a tax expense of approximately $4.5 million for the same period in 2023. Our effective tax rate for the year ended December 31, 2024 was 20.8 percent compared to 20.9 percent for the same period in 2023. The decrease in our effective tax rate is negligible and attributable to a number of immaterial factors.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, our investments, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments.

As of December 31, 2024, we had cash and investments of $52.2 million, stockholders’ equity of $86.8 million, and working capital of $66.2 million, compared to cash and cash equivalents and investments of $49.8 million, stockholders’ equity of $71.4 million, and working capital of $59.7 million as of December 31, 2023.

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$25,624,463	$13,465,012
Net cash used in investing activities	(8,816,786)	(8,007,167)
Net cash used in financing activities	(14,335,968)	(13,656,511)

Comparison of the Years Ended December 31, 2024 and 2023

Operating Activities

For the year ended December 31, 2024, cash provided by operations increased $12.1 million to $25.6 million, from $13.5 million in 2023. During 2024, cash provided by operations was positively impacted by higher net income, lower inventory, lower accounts receivable, and increased stock compensation. Cash provided by operations was negatively impacted by higher accounts payable and other accruals, higher deferred revenue, and higher deferred income taxes.

Investing Activities

For the year ended December 31, 2024, cash used in investing activities increased $0.8 million to $8.8 million, from $8.0 million used in 2023. During 2024, cash related to investing activities was impacted by purchases of property and equipment, specifically ongoing construction costs for our new corporate office and manufacturing facility in Orange County, Florida.

Financing Activities

For the year ended December 31, 2024, cash used in financing activities increased $0.6 million to $14.3 million, from $13.7 million used in 2023. During 2024, cash used in financing activities was related to cash payments for dividends and taxes paid for the net share settlement of restricted stock units.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing operations and headquarters facility is approximately 23,100 square feet located in Winter Springs, Florida. This facility has been leased from Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman, Roger Susi. Pursuant to the terms of the Amended Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index.

We believe our sources of liquidity, including cash flow from operations, existing cash, and available financing sources will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued and into the foreseeable future. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that increase our costs. We monitor our capital requirements to ensure our needs are in line with available capital resources. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2024.

Interest Rate Risk

When able, we invest excess cash in money-market funds, and in the past, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2024, we expect a corresponding change of approximately $489,000 in interest income earned on our excess cash held in interest bearing accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2024, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting - (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Other than as noted below, the information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after the fiscal year covered by this Form 10-K and is incorporated herein by reference.

Insider Trading Policy

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by its directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.
2.	Financial Statement Schedule: Not applicable.
3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.2	Amendment to Susi, LLC Lease Agreement, dated May 29, 2024, by and between Iradimed Corporation and Susi, LLC	8-K	001-36534	6/3/2024
10.3+	Employment Agreement between the Registrant and John F Glenn, dated May 21, 2022	8-K	001-36534	5/26/2022
10.4+	Employment Agreement between Iradimed Corporation and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
10.5	Sale and Purchase Agreement between O PROPERTY, LTD., a Florida limited partnership, and the Registrant, dated November 1, 2022	8-K	001-36534	11/4/2022
10.6	Reinstatement and Amendment to Sale and Purchase Agreement between O PROPERTY, LTD., a Florida limited partnership, and the Registrant, dated February 2, 2023	8-K	001-36534	2/3/2023
10.7+	Iradimed Corporation 2023 Equity Incentive Plan	10-K	001-36534	3/1/2024
10.8+	Form of Restricted Stock Unit Award Agreement for Iradimed Corporation 2023 Equity Incentive Plan (4-year annual vest)				X
10.9+	Form of Restricted Stock Unit Award Agreement for Iradimed Corporation 2023 Equity Incentive Plan (3-year annual vest)				X
10.10+	Form of Restricted Stock Unit Award Agreement for Iradimed Corporation 2023 Equity Incentive Plan (2-year annual vest)				X
10.11+	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Iradimed Corporation 2023 Equity Incentive Plan (3-year cliff vest)				X
10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Iradimed Corporation 2023 Equity Incentive Plan				X
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries	10-K	001-36534	3/1/2024

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 I.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Iradimed Corporation Incentive-Based Compensation Recovery Policy	8-K	001-36534	11/6/2023
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extensions Schema Document				X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+	Indicates a management contract or compensatory plan or arrangement.
*

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Iradimed Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Springs, State of Florida, on March 6, 2025.

IRADIMED CORPORATION
(Registrant)

Dated: March 6, 2025	/s/ Roger Susi
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

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President	March 6, 2025
Roger Susi	(Principal Executive Officer)

/s/ John Glenn	Chief Financial Officer and Secretary	March 6, 2025
John Glenn	(Principal Financial and Accounting Officer)

/s/ Monty Allen	Director	March 6, 2025
Monty Allen

/s/ Anthony Vuoto	Director	March 6, 2025
Anthony Vuoto

/s/ James Hawkins	Director	March 6, 2025
James Hawkins

/s/ Hilda Scharen-Guivel	Director	March 6, 2025
Hilda Scharen-Guivel

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders’ and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Revenue Recorded on the Sale of Extended Warranties

As discussed in Notes 1 and 2 to the financial statements, the Company recorded deferred revenue related to the sale of extended warranty agreements of $5,162,417 at December 31, 2024. The Company records contract liabilities, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance. Revenue related to extended warranty agreements is deferred and recognized over the warranty agreement period, which can range from one to four years, starting after the expiration of the initial one-year manufacturing warranty. Management’s calculation of deferred revenue is based upon inputs, including the extended warranty sales price and the term of the extended warranty, which are derived from the underlying contract with the customer.

We identified the completeness and accuracy of the inputs used by management in the calculation of deferred revenue on the sale of extended warranties as a critical audit matter due to the impact these inputs have on the amount of revenue to be deferred at year end and the extent of audit effort required to audit those inputs.

Our audit procedures related to the completeness and accuracy of the inputs used by management in the calculation of deferred revenue on the sale of extended warranties included the following, among

●	We selected a sample of additions to the deferred revenue at December 31, 2024 and tested the inputs for accuracy by performing the following procedures:
-We agreed the warranty sales price and warranty term to the underlying customer contracts.
-	We recalculated both the revenue recognized for the year ended December 31, 2024, and the expected deferred revenue balance at year end based upon those inputs.
●	We tested the completeness of the inputs used in the calculation of deferred revenue by selecting a sample of revenue recognized during the year on the sale of extended warranties and performing the following procedures:
-	We agreed the warranty price and warranty term to the underlying customer contracts.
-	We agreed the warranty sales price and warranty term to the deferred revenue calculation.
-	We recalculated both the revenue recognized for the year ended December 31, 2024, and the expected deferred revenue balance at year end based on those inputs.

We have served as the Company’s auditor since 2013.

/s/ RSM US LLP

Orlando, Florida

March 6, 2025

IRADIMED CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$52,233,907	$49,762,198
Accounts receivable, net of allowance for credit losses of $274,300 as of December 31, 2024, and $368,835 as of December 31, 2023	10,556,733	12,224,273
Inventory, net	10,401,889	12,821,194
Prepaid expenses and other current assets	2,049,690	1,193,447
Total current assets	75,242,219	76,001,112
Property and equipment, net	16,810,797	9,288,625
Intangible assets, net	3,098,691	2,519,053
Operating lease right-of-use asset	154,688	2,043,043
Deferred tax asset, net	2,820,468	2,122,816
Other assets	198,912	181,449
Total assets	$98,325,775	$92,156,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896,405	$1,857,091
Accrued payroll and benefits	3,771,756	2,775,103
Other accrued taxes	162,998	103,241
Warranty reserve	118,269	117,463
Deferred revenue	2,259,616	2,570,407
Dividend payable	—	7,975,997
Current portion of operating lease liabilities	153,264	427,963
Other current liabilities	150,000	250,000
Accrued income taxes	—	250,041
Total current liabilities	8,512,308	16,327,306
Deferred revenue, non-current	2,993,287	2,793,548
Operating lease liabilities, non-current	1,424	1,615,080
Total liabilities	11,507,019	20,735,934
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,709,860 shares issued and outstanding as of December 31, 2024, and 12,660,313 shares issued and outstanding as of December 31, 2023	1,271	1,265
Additional paid-in capital	30,026,734	28,160,745
Retained earnings	56,790,751	43,258,154
Total stockholders' equity	86,818,756	71,420,164
Total liabilities and stockholders’ equity	$98,325,775	$92,156,098

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Revenue	$73,242,121	$65,562,296
Cost of revenue	16,892,240	15,404,027
Gross profit	56,349,881	50,158,269
Operating expenses:
General and administrative	15,937,123	15,122,065
Sales and marketing	15,616,442	12,142,090
Research and development	2,831,589	2,858,656
Total operating expenses	34,385,154	30,122,811
Income from operations	21,964,727	20,035,458
Other income, net	2,310,732	1,702,798
Income before provision for income taxes	24,275,459	21,738,256
Provision for income tax expense	5,041,433	4,545,480
Net income	$19,234,026	$17,192,776
Net income per share:
Basic	$1.52	$1.36
Diluted	$1.50	$1.35
Weighted average shares outstanding:
Basic	12,670,216	12,602,948
Diluted	12,783,558	12,722,530

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2022	12,591,004	$1,259	$26,407,446	$47,264,282	$73,672,987
Net income	—	—	—	17,192,776	17,192,776
Dividends declared	—	—	—	(21,198,904)	(21,198,904)
Stock-based compensation expense	—	—	2,186,909	—	2,186,909
Net share settlement of restricted stock units	41,879	4	(610,345)	—	(610,341)
Net share settlement of performance based stock units	6,430	—	—	—	—
Exercise of stock options	21,000	2	176,735	—	176,737
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	19,234,026	19,234,026
Dividends declared	—	—	—	(5,701,429)	(5,701,429)
Stock-based compensation expense	—	—	2,524,536	—	2,524,536
Net share settlement of restricted stock units	40,109	5	(557,090)	—	(557,085)
Net share settlement of performance based stock units	6,428	1	(131,076)	—	(131,075)
Exercise of stock options	3,010	—	29,619	—	29,619
Balances, December 31, 2024	12,709,860	$1,271	$30,026,734	$56,790,751	$86,818,756

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Operating activities:
Net income	$19,234,026	$17,192,776
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(94,535)	208,337
Provision for excess and obsolete inventory	87,641	181,443
Depreciation & amortization	817,656	765,180
Loss on disposal of property and equipment	3,871	12,537
Stock-based compensation	2,524,536	2,186,909
Deferred income taxes, net	(697,652)	(1,171,908)
Changes in operating assets and liabilities:
Accounts receivable	1,762,075	841,911
Inventory	3,126,046	(7,468,170)
Prepaid expenses and other current assets	(320,233)	(562,487)
Other assets	(17,463)	467,223
Accounts payable	(861,618)	(216,436)
Accrued payroll and benefits	996,653	(96,787)
Other accrued taxes	59,757	(18,678)
Warranty reserve	806	23,433
Deferred revenue	(111,052)	615,636
Other current liabilities	(100,000)	250,000
Prepaid income taxes	(786,051)	254,093
Net cash provided by operating activities	25,624,463	13,465,012
Investing activities:
Purchases of property and equipment	(8,005,033)	(7,440,510)
Capitalized intangible assets	(811,753)	(566,657)
Net cash used in investing activities	(8,816,786)	(8,007,167)
Financing activities:
Dividends paid	(13,677,426)	(13,222,907)
Proceeds from exercises of stock options	29,618	176,744
Taxes paid related to the net share settlement of equity awards	(688,160)	(610,348)
Net cash used in financing activities	(14,335,968)	(13,656,511)
Net increase (decrease) in cash and cash equivalents	2,471,709	(8,198,666)
Cash and cash equivalents, beginning of period	49,762,198	57,960,864
Cash and cash equivalents, end of period	$52,233,907	$49,762,198
Supplemental disclosure of cash flow information:
Dividends declared not yet paid	$—	$7,975,997
Cash paid for income taxes	$6,511,827	$5,351,708
ROU asset recognized in exchange for new lease obligation	$—	$227,982
ROU asset and liability adjustment	$1,486,093	$—
Operating and short-term lease payments recorded within cash flow provided by operating activities	$816,932	$675,190

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRADIMED”, the “Company”, “we”, “our”) was originally incorporated in Oklahoma under the name IRI Development, Inc. in 1992, and we merged our Oklahoma corporation into the newly formed Delaware corporation in April 2014. We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and MRI compatible patient vital signs monitoring systems and related accessories, disposables and services.

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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless Electrocardiogram with dynamic gradient filtering; wireless blood oxygen saturation monitoring using Masimo® algorithms; non-magnetic respiratory carbon dioxide; invasive and non-invasive blood pressure; patient temperature, and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

Our principal executive offices are located in Winter Springs, Florida.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, long lived assets, intangible assets, stock-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

Our deferred revenue consists of advance payments received from customers prior to the transfer of products or services, shipments that are in-transit at the end of a period and sales of extended warranty agreements. Advance payments received from customers and shipments in-transit are recognized in revenue at the time control of the related products has been transferred to the customer or services have been delivered. Revenue related to extended warranty agreements is deferred and recognized over the warranty agreement period, which can range from one to four years, starting after the expiration of the initial one-year manufacturing warranty. This recognition pattern best depicts the transfer of services being provided.

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

Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. We consider money market fund holdings to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not adequate could result in changes in operating expense and results of operations. As of December 31, 2024 and 2023, our allowance for credit losses was $274,300 and $368,835, respectively.

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

Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair values due to their short-term nature.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to net realizable value or an inventory valuation allowance is established.

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

Long-lived Assets

Long-lived assets, such as our property and equipment and including right-of-use assets, are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, technological obsolescence, unfavorable court rulings, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset groups are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates and operating margins. An impairment is recognized as the amount by which the carrying value is greater than the fair value of the asset or asset group.

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

Stock-Based Compensation

Historically, we have granted three types of employee equity awards, stock options, restricted stock units and performance-based restricted stock units (“PSUs”).

We recognize stock-based compensation expense associated with employee equity awards on a straight-line basis over the requisite service period for stock options and restricted stock units, which is generally four years for employees and two years for the Board. Expense related to our PSUs is recognized straight-line over the requisite performance period, which is three years.

The grant date fair value of our restricted stock units is based on the closing price of our common stock on the date of grant.

In December 2024 and 2023, the Company granted PSUs to certain employees under the Company’s Long-Term Incentive Pan (“LTIP”), which was adopted under the Company’s Amended and Restated 2014 Equity Incentive Plan. Payouts of the PSUs will be based on the Company’s total stockholder return compared to a peer group or index total stockholder return. For purposes of the LTIP, total stockholder return is calculated as the share price at the end of the performance period, which is three years, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0 percent and 200 percent, depending on the Company’s relative total return performance.

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

Basic and Diluted Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The stock options, restricted stock units, and PSUs granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding.

The following table presents the computation of basic and diluted net income per share:

	Year Ended December 31,
	2024	2023

Net income	$19,234,026	$17,192,776
Weighted-average shares outstanding — Basic	12,670,216	12,602,948
Effect of dilutive securities:
Stock options	1,881	17,654
Restricted stock units	60,081	63,340
Performance-based restricted stock units	51,380	38,588
Weighted-average shares outstanding — Diluted	12,783,558	12,722,530
Basic net income per share	$1.52	$1.36
Diluted net income per share	$1.50	$1.35

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Year Ended
	December 31,
	2024	2023
Anti-dilutive restricted stock units	2,583	419

Certain Significant Risks and Uncertainties

We market our products to end users in the United States and to third-party distributors internationally. Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

We have deposited our cash and cash equivalents with various financial institutions. A substantial majority of our cash and cash equivalents balances exceed federally insured limits. We have not incurred any losses related to these balances.

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

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2024

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard effective December 31, 2024. See Note 6, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements to be Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid. The standard will take effect for public business entities for annual periods beginning after December 15, 2024. We are currently evaluating the impact the adoption of this ASU will have, if any, on our financial statements. We are adopting this ASU on January 1, 2025 and will include enhanced disclosures in our fiscal year-end 2025 annual consolidated financial statements, as applicable.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No.2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

2 — Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Year Ended
	December 31,
	2024	2023
United States	$60,606,884	$52,525,449
International	12,635,237	13,036,847
Total revenue	$73,242,121	$65,562,296

Revenue information by type is as follows:

	Year Ended
	December 31,
	2024	2023
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$26,598,792	$19,611,128
MRI Compatible Patient Vital Signs Monitoring Systems	24,411,777	25,414,537
Ferro Magnetic Detection Systems	909,615	944,793
Total Devices revenue	51,920,184	45,970,458
Disposables, services and other	19,072,795	17,578,366
Amortization of extended warranty agreements	2,249,142	2,013,472
Total revenue	$73,242,121	$65,562,296

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2024	2023
Advance payments from customers	$88,099	$508,956
Shipments in-transit	2,387	15,438
Extended warranty agreements	5,162,417	4,835,966
Total	$5,252,903	$5,360,360

Changes in the contract liabilities during the period are as follows:

Deferred
Revenue
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	4,452,412
Decreases due to recognition of revenue	(4,559,869)
Contract liabilities, December 31, 2024	$5,252,903

Capitalized Contract Costs

Our capitalized contract costs totaled $179,597 and $162,134 as of December 31, 2024 and 2023, respectively.

3 — Inventory, net

Inventory consists of:

	As of December 31,
	2024	2023
Raw materials	$9,022,690	$10,833,004
Work in process	568,540	501,191
Finished goods	1,319,030	1,907,729
Inventory before allowance for excess and obsolete	10,910,260	13,241,924
Allowance for excess and obsolete	(508,371)	(420,730)
Total	$10,401,889	$12,821,194

4 — Property and Equipment, net

Property and equipment consist of:

	As of December 31,
	2024	2023
Land	$6,253,790	$6,253,790
Computer software and hardware	1,584,889	1,380,289
Furniture and fixtures	1,842,773	1,757,129
Leasehold improvements	270,486	270,486
Machinery and equipment	2,645,129	2,438,922
Construction in-process	8,809,237	1,257,844
	21,406,304	13,358,460
Accumulated depreciation	(4,595,507)	(4,069,835)
Total	$16,810,797	$9,288,625

The increase in construction in-process is related to the continued construction of new executive offices and manufacturing facility.

Depreciation expense of property and equipment was $585,542 and $648,133 for the year ended December 31, 2024 and 2023, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2024	2023
United States	$16,398,513	$8,950,580
International	412,284	338,045
Total property and equipment, net	$16,810,797	$9,288,625

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2024	2023
Patents — in use	$321,874	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	177,023	128,221
Internally developed software — in use	1,840,520	1,773,720
Internally developed software — in process	1,835,189	1,149,409
Trademarks	38,067	27,697
	4,282,837	3,471,085
Accumulated amortization	(1,184,146)	(952,032)
Total	$3,098,691	$2,519,053

Amortization expense of intangible assets was $232,114 and $117,047 for the year ended December 31, 2024, and 2023, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

2025	$235,703
2026	$223,987
2027	$150,274
2028	$147,672
2029	$143,950

6 — Segment Reporting

The Company operates in one business segment that develops, manufactures, markets and distributes MRI compatible medical devices and related accessories, disposables and services relating to them. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s appointed chief operating decision maker (“CODM”), who is President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. See the Consolidated Statements of Operations.

7 — Stock-Based Compensation

In April 2014, our Board of Directors adopted and our stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon adoption and approval of the 2014 Plan, the previous equity incentive plan was terminated and the remaining shares available for future awards were canceled. The 2014 Plan initially reserved 1,000,000 shares of our common stock for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock-based and cash awards. On June 12, 2020, the stockholders approved an amendment to the 2014 Plan, which reserved an additional 1,000,000 shares of our common stock for the various equity awards mentioned above. The 2014 Plan expired in April 2024 and the remaining shares available for granting future awards were cancelled.

On June 15, 2023, our Board of Directors adopted, and our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan reserves 1,500,000 shares of our common stock for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock-based awards. As of December 31, 2024, there were 1,309,213 shares available for future granting and vesting of awards under the 2023 Plan. The 2023 Plan will expire on June 15, 2033, when any remaining shares available for future awards will be cancelled.

Stock-based compensation was recognized as follows in the Statements of Operations:

	Year Ended
	December 31,
	2024	2023
Cost of revenue	$243,971	$247,848
General and administrative	1,534,054	1,183,644
Sales and marketing	528,116	562,940
Research and development	218,395	192,477
Total	$2,524,536	$2,186,909

Stock Options

The following table presents a summary of our stock option activity as of and for the year ended December 31, 2024:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (Yrs.)	Value
Outstanding beginning of period	3,010	$9.84	—	$—
Options exercised	(3,010)	9.84	—	—
Outstanding end of period	—	$—	—	$—

The total intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $132,219 and $698,855 respectively.

No options were granted during the years ended December 31, 2024 and December 31, 2023.

Restricted Stock Units

The following table presents a summary of our RSU activity as of and for the year ended December 31, 2024:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2023	141,327	$34.47
Granted	47,452	$53.90
Vested	(51,069)	$33.70
Cancelled/Forfeited	(3,130)	$34.69
Unvested at December 31, 2024	134,580	$41.60

As of December 31, 2024, we had $4,692,820 of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted-average period of 2.54 years.

Performance-Based Restricted Stock Units

The following table presents a summary of our PSU activity as of and for the year ended December 31, 2024:

	Performance-Based	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested at December 31, 2023	36,792	$48.13
Granted	12,272	$71.41
Vested	(4,813)	$57.69
Cancelled/Forfeited	—	$—
Unvested at December 31, 2024	44,251	$53.54

During the year ended December 31, 2024, the Company awarded 12,272 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

During the year ended December 31, 2023, the Company awarded 13,160 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

Based on the level of achievement of the performance criteria at the end of the three years for each of the PSUs awarded, the number of shares earned can range from zero to 200 percent of the remaining shares outstanding; therefore, the maximum number of shares that can be issued under these awards is twice the original remaining outstanding awards of 44,251 PSUs, or 88,502 shares. Currently, for accounting purposes, we assume the full 88,502 are probable.

For the year ended December 31, 2024, the Company recognized $16,789 in stock compensation expense related to the 12,272 PSUs granted in December 2024 compared to $17,779 in stock compensation expense for the same period recognized in 2023 related to the 13,160 PSUs granted in December 2023.

For the year ended December 31, 2024, the grant date fair value of the PSUs was $71.41 per unit, which was calculated using a Monte-Carlo simulation model with an expected term of three years and a risk-free interest rate of 4.13%. The Monte-Carlo simulation incorporated the volatility and dividend yield for the Company and the Nasdaq US Small Cap Medical Equipment Index. Index volatility was 31.0% and dividend yield was 1.0%. The volatility and dividend yield used for the Company was 46.8% and 1.0%, respectively.

As of December 31, 2024, we had $1,583,150 of unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average period of 2.34 years.

8 — Other Income, Net

Other income, net consists of:

	Year Ended December 31,
	2024	2023
Interest income	$2,193,145	$1,864,113
Foreign currency exchange losses	(42,888)	(148,842)
Disposal of assets	(3,871)	(12,473)
Other income, net	164,346	—
Total other income, net	$2,310,732	$1,702,798

9 — Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
Current taxes:
U.S. federal	$4,495,672	$4,691,517
State	1,238,323	1,273,073
Foreign	5,090	2,835
Total current tax expense	5,739,085	5,967,425
Deferred taxes:
U.S. federal	(595,877)	(1,195,888)
State	(101,775)	(226,057)
Total deferred tax expense	(697,652)	(1,421,945)
Provision for income tax expense	$5,041,433	$4,545,480

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Deferred income tax assets (liabilities):
Stock compensation	$406,030	$163,084
Deferred revenue	642,867	756,267
Reserves and allowances	439,800	607,273
Depreciation and amortization	(390,800)	(495,359)
Capitalized research and development	1,721,199	1,091,003
Other, net	1,372	548
Total deferred income taxes, net	$2,820,468	$2,122,816

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
Stock compensation expense and tax windfalls upon exercises and vesting	(1.0)	(0.9)
State taxes, net of federal benefit	3.6	4.8
Permanent items	0.3	0.4
Provision to return adjustments, net	(0.4)	(1.7)
Foreign derived intangible income	(1.2)	(1.8)
Research and development credits	(1.5)	(1.2)
Other	0.1	0.2
Effective rate	20.8%	20.9%

As of December 31, 2024 the Company has fully utilized their carryforward net operating losses for state tax purposes. Many states follow the 20-year carryforward period for net operating losses; however, a select few have a shorter expiration period.

The Company files income tax returns with the U.S. federal government, Singapore, and various state and local jurisdictions that are subject to potential examination by the respective taxing authorities. The Company is currently under examination by the U.S. Internal Revenue Service for 2021 and remains subject to income tax examinations for

U.S. federal for 2021 and subsequent years. Various U.S. state income taxes for 2020 and subsequent years remain open by statute.

A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the need for a valuation allowance for deferred tax assets, considering the reversal of temporary differences, and believes it is more likely than not that the Company will realize the recorded net deferred income tax assets as of December 31, 2024.

10 — Leases

We have entered into operating lease contracts for our plant and office space and various office equipment. We have three material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. For the year ended December 31, 2024 and 2023, the Company paid Susi, LLC $518,348 and $626,239 respectively related to this lease. Under the terms of the lease, we are responsible for property taxes, insurance and maintenance expenses. On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC under which it did not exercise the second five-year option because of the Company’s continued construction of a new corporate office and manufacturing facility in Orange County, Florida, to accommodate our increased operations and anticipated growth. Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index, and the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants

In February 2023, we entered into two, two-year, non-cancelable operating leases for approximately 5,400 square feet of additional office space in Winter Springs, Florida. Pursuant to the lease terms the total monthly base rent is $10,055. For the year ended December 31, 2024 and 2023, the Company paid $126,522 and $110,605 respectively. Under the terms of the lease, we are responsible for insurance and maintenance expenses. Pursuant to the contract terms, the leases expired February 2025 and do not contain any residual value guarantee or material restrictive covenants.

Operating lease cost recognized in the Statements of Operations is as follows:

	Year Ended
	December 31,
	2024	2023
Cost of revenue	$235,934	$233,101
General and administrative	531,213	392,901
Sales and marketing	13,204	13,045
Research and development	36,581	36,143
Total	$816,932	$675,190

Lease costs for short-term leases, such as printers and copiers, were immaterial for the years ended December 31, 2024 and 2023.

Maturity of Operating lease liability as of December 31, 2024, is as follows:

2025	192,498
Total lease payments	192,498
Imputed interest	(37,810)
Present value of lease liability	$154,688

We used a discount rate of 6.0% to determine the present value of the operating lease liability on January 1, 2019. In 2024 we completed a mid-year reassessment and right-of-use asset adjustment due to the lease amendment and anticipated completion of our new executive offices and manufacturing facility.

11 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $583,637 and $540,503 for the year ended December 31, 2024, and 2023, respectively. Employer contributions vest immediately.

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $7,523,859 and $8,217,571 as of December 31, 2024 and 2023, respectively. No amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is immaterial and have not recorded a liability for these agreements as of December 31, 2024.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500,000 shares of preferred stock, of which 800,000 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2024, there was no preferred stock issued or outstanding.

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

Redemption. The Common Stock is not redeemable.

14 — Subsequent Events

In February 2025, our Board of Directors declared a regular quarterly cash dividend of $0.17 per share of our outstanding common stock, payable on March 5, 2025, to stockholders of record as of the close of business on February 24, 2025. Total payment for this cash dividend was $2,161,522.