Form 10-Q
period 2025-03-31
IRADIMED CORP
filed 2025-05-05
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The registrant had 12,715,109 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2025.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (the “FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	failure to obtain and/or maintain regulatory approvals or clearances and comply with applicable regulations;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
●	our ability to identify and pursue development of additional products;

●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	changes in our production capacity, including interruptions in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	the failure of third parties to uphold their contractual duties or meet expected deadlines;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	potential negative impacts resulting from a future pandemic or epidemic, or natural disaster;
●	the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
●	breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
●	the loss of, or default by, one or more key customers or suppliers;

●	unfavorable changes to the terms of key customer or supplier relationships;
●	weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
●	increasing and/or fluctuating tax and interest rates as well as inflationary pressures on the U.S. and global economies;
●	geopolitical risks, including tariffs, trade disputes, international conflicts and recent or upcoming elections in the United States and other countries, which could, among other things, lead to increased market volatility; and
●	other risks detailed in our filings with the United States Securities and Exchange Commission (the “SEC”).

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors,” and elsewhere in this Quarterly Report, and under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,330,880	$52,233,907
Accounts receivable, net of allowance for credit losses of $259,390 as of March 31, 2025, and $368,835 as of December 31, 2024	12,706,192	10,556,733
Inventory, net	10,555,729	10,401,889
Prepaid expenses and other current assets	1,543,964	2,049,690
Total current assets	75,136,765	75,242,219
Property and equipment, net	20,377,795	16,810,797
Intangible assets, net	3,258,759	3,098,691
Operating lease right-of-use asset	59,221	154,688
Deferred tax asset, net	2,690,886	2,820,468
Other assets	206,009	198,912
Total assets	$101,729,435	$98,325,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590,044	$1,896,405
Accrued payroll and benefits	2,266,642	3,771,756
Other accrued taxes	256,980	162,998
Warranty reserve	118,600	118,269
Deferred revenue	2,598,549	2,259,616
Current portion of operating lease liabilities	59,221	153,264
Other current liabilities	—	150,000
Accrued income taxes	583,408	—
Total current liabilities	8,473,444	8,512,308
Deferred revenue, non-current	3,201,561	2,993,287
Operating lease liabilities, non-current	—	1,424
Total liabilities	11,675,005	11,507,019
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,715,109 shares issued and outstanding as of March 31, 2025, and 12,709,860 shares issued and outstanding as of December 31, 2024	1,272	1,271
Additional paid-in capital	30,736,500	30,026,734
Retained earnings	59,316,658	56,790,751
Total stockholders' equity	90,054,430	86,818,756
Total liabilities and stockholders’ equity	$101,729,435	$98,325,775

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$19,510,637	$17,598,119
Cost of revenue	4,667,831	4,210,396
Gross profit	14,842,806	13,387,723
Operating expenses:
General and administrative	4,610,832	3,991,211
Sales and marketing	4,176,273	3,827,165
Research and development	624,245	821,000
Total operating expenses	9,411,350	8,639,376
Income from operations	5,431,456	4,748,347
Other income, net	513,973	495,154
Income before provision for income taxes	5,945,429	5,243,501
Provision for income tax expense	1,258,000	1,106,968
Net income	$4,687,429	$4,136,533
Net income per share:
Basic	$0.37	$0.33
Diluted	$0.37	$0.32
Weighted average shares outstanding:
Basic	12,714,224	12,662,526
Diluted	12,825,672	12,749,973

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2024	12,709,860	$1,271	$30,026,734	$56,790,751	$86,818,756
Net income	—	—	—	4,687,429	4,687,429
Dividends declared	—	—	—	(2,161,522)	(2,161,522)
Stock-based compensation expense	—	—	826,064	—	826,064
Net share settlement of restricted stock units	5,249	1	(116,298)	—	(116,297)
Balances, March 31, 2025	12,715,109	$1,272	$30,736,500	$59,316,658	$90,054,430

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$4,687,429	$4,136,533
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(14,910)	(38,207)
Provision for excess and obsolete inventory	(37,718)	39,001
Depreciation & amortization	194,122	226,089
Loss on disposal of property and equipment	—	207
Stock-based compensation	826,064	628,640
Deferred income taxes, net	129,582	917,373
Changes in operating assets and liabilities:
Accounts receivable	(2,134,549)	(764,322)
Inventory	(120,010)	93,052
Prepaid expenses and other current assets	505,726	157,483
Other assets	(7,097)	(3,252)
Accounts payable	693,639	(640,320)
Accrued payroll and benefits	(1,505,114)	(630,882)
Other accrued taxes	93,982	33,297
Warranty reserve	331	(2,433)
Deferred revenue	547,207	(269,106)
Other current liabilities	(150,000)	—
Accrued income taxes	583,408	—
Net cash provided by operating activities	4,292,092	3,883,154
Investing activities:
Purchases of property and equipment	(3,697,468)	(270,566)
Capitalized intangible assets	(219,832)	(208,237)
Net cash used in investing activities	(3,917,300)	(478,803)
Financing activities:
Dividends paid	(2,161,522)	(7,975,997)
Taxes paid related to the net share settlement of equity awards	(116,297)	(63,876)
Net cash used in financing activities	(2,277,819)	(8,039,873)
Net decrease in cash and cash equivalents	(1,903,027)	(4,635,522)
Cash and cash equivalents, beginning of period	52,233,907	49,762,198
Cash and cash equivalents, end of period	$50,330,880	$45,126,676
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,000	$189,595
Operating and short-term lease payments recorded within cash flow provided by operating activities	$178,749	$203,354

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“Iradimed”, the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and other interim periods, or future years or periods.

The accompanying interim condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our 2024 Annual Report. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1 herein, are consistent in all material respects with those described in Note 1 to the Financial Statements in the 2024 Annual Report.

We operate in one reportable segment, which develops, manufactures, markets, sells, and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and products, related accessories, disposables, and service for use primarily by hospitals and acute care facilities during MRI procedures.

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

Our medical devices require clearance from the FDA and international regulatory agencies prior to commercialized sales. Our future products may not receive required clearances. If we were denied such clearances, or if such clearances were revoked or delayed or if we were unable to timely renew certain clearances for existing products, it would have a materially adverse impact on our business, results of operations and financial condition.

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

Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
United States	$15,952,619	$13,408,956
International	3,558,018	4,189,163
Total revenue	$19,510,637	$17,598,119

Revenue information by type is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$5,999,212	$5,192,680
MRI Compatible Patient Vital Signs Monitoring Systems	6,544,679	6,461,658
Ferro Magnetic Detection Systems	418,204	249,700
Total devices revenue	12,962,095	11,904,038
Amortization of extended warranty agreements	560,199	487,131
Disposables	4,947,088	4,013,875
Services and other	1,041,255	1,193,075
Total revenue	$19,510,637	$17,598,119

Contract Liabilities

Our contract liabilities consist of:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Advance payments from customers	$231,766	$88,099
Shipments in-transit	224,730	2,387
Extended warranty agreements	5,343,614	5,162,417
Total	$5,800,110	$5,252,903

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2024	$5,252,903
Increases due to cash received from customers	1,306,300
Decreases due to recognition of revenue	(759,093)
Contract liabilities, March 31, 2025	$5,800,110

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	1,342,418
Decreases due to recognition of revenue	(1,607,929)
Contract liabilities, March 31, 2024	$5,094,849

Capitalized Contract Costs

Our capitalized contract costs totaled $192,094 and $179,597 as of March 31, 2025 and December 31, 2024, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
	2025	2024

	(unaudited)
Net income	$4,687,429	$4,136,533
Weighted-average shares outstanding — Basic	12,714,224	12,662,526
Effect of dilutive securities:
Stock options	—	2,340
Restricted stock units	52,454	49,269
Performance-based restricted stock units	58,994	35,838
Weighted-average shares outstanding — Diluted	12,825,672	12,749,973
Basic net income per share	$0.37	$0.33
Diluted net income per share	$0.37	$0.32

Restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
Anti-dilutive restricted stock units	137	719

4 — Inventory, net

Inventory consists of:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Raw materials	$8,937,867	$9,022,690
Work in process	714,655	568,540
Finished goods	1,373,860	1,319,030
Inventory before allowance for excess and obsolete	11,026,382	10,910,260
Allowance for excess and obsolete	(470,653)	(508,371)
Total	$10,555,729	$10,401,889

5 — Property and Equipment, net

Property and equipment consist of:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Land	$6,253,790	$6,253,790
Computer software and hardware	1,695,337	1,584,889
Furniture and fixtures	1,849,427	1,842,773
Leasehold improvements	270,486	270,486
Machinery and equipment	2,782,397	2,645,129
Construction in-process	12,256,220	8,809,237
	25,107,657	21,406,304
Accumulated depreciation	(4,729,862)	(4,595,507)
Total	$20,377,795	$16,810,797

Depreciation expense of property and equipment was $134,355 and $168,657 for the three months ended March 31, 2025 and 2024, respectively.

Property and equipment, net, information by geographic region is as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
United States	$20,055,523	$16,398,513
International	322,272	412,284
Total property and equipment, net	$20,377,795	$16,810,797

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Patents — in use	$370,957	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	136,006	177,023
Internally developed software — in use	1,840,520	1,840,520
Internally developed software — in process	2,042,393	1,835,189
Trademarks	42,629	38,067
	4,502,669	4,282,837
Accumulated amortization	(1,243,910)	(1,184,146)
Total	$3,258,759	$3,098,691

Amortization expense of intangible assets was $59,764 and $57,432 for the three months ended March 31, 2025 and 2024, respectively.

Expected annual amortization expense for the remaining portion of 2025 and the next five years related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

Nine months remaining ending December 31, 2025	$178,179
2026	$226,629
2027	$152,917
2028	$150,314
2029	$146,592
2030	$128,619
Thereafter	$54,481

7 — Segment Reporting

The Company operates in one business segment that develops, manufactures, markets, sells, and distributes MRI compatible medical devices and products, related accessories, disposables, and services relating to them. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s appointed chief operating decision maker (“CODM”), who is President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. The accounting policies for our segment are the same as those described in “Note 1 - Organization and Significant Accounting Policies” in our 2024 Annual Report, and in Note 1 above. See the Condensed Consolidated Statements of Operations.

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.

As of March 31, 2025, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
Cost of revenue	$72,026	$58,079
General and administrative	518,628	380,782
Sales and marketing	134,707	134,866
Research and development	100,703	54,913
Total	$826,064	$628,640

As of March 31, 2025, we had (i) $4,104,482 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.37 years and (ii) $1,347,453 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.17 years.

The following table presents a summary of our equity award activity for the three months ended March 31, 2025 (shares):

	Three Months Ended
	March 31, 2025
		Performance
		Based
	Restricted	Restricted
	Stock Units	Stock Units
Outstanding beginning of period	134,816	44,251
Awards granted	350	—
Awards exercised/vested	(5,041)	(2,210)
Awards canceled/ forfeited	(593)	—
Outstanding end of period	129,532	42,041

10 — Income Taxes

For the three months ended March 31, 2025, we recorded a provision for income tax expense of $1,258,000. For the three months ended March 31, 2025, our effective tax rate was 21.2% and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three months ended March 31, 2024, we recorded a provision for income tax expense of $1,106,968. For the three months ended March 31, 2024, our effective tax rate was 21.1% and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

On July 31, 2024, the Company received a notice of examination from the U.S. Internal Revenue Service for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2020 and subsequent years.

11 — Leases

We have entered into operating lease contracts for our manufacturing plant, office space, and various office equipment with two material lease contracts outstanding.

In January 2014, we entered into a non-cancelable operating lease, commencing on July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $130,101 and $129,482 for the three months ended March 31, 2025 and 2024, respectively. On May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, which was set to expire on May 31, 2024.

On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC under which the Company did not exercise the second five-year option because of the Company’s continued construction of a new corporate office and manufacturing facility in Orange County, Florida (the “New Facility”). Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index, and the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. We intend to exercise the option to renew on a month-to-month basis until the move to the New Facilities. The impact of the Lease Amendment to the Right-of-Use (“ROU”) asset valuation was a reduction in the ROU lease liability and ROU assets in the amount of $1.48 million. It has no impact on the statements of operations or cash flow. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants.

In February 2023, we entered into two, two-year, non-cancelable operating leases with non-related parties for additional office space in Winter Springs, Florida. Pursuant to the contract terms, the leases expired in February 2025 and did not contain any residual value guarantee or material restrictive covenants. Pursuant to the lease terms, the total monthly base rent was $10,055. For the three months ended March 31, 2025 and 2024, the Company paid $7,731 and $30,165, respectively. Under the terms of the leases, we were responsible for insurance and maintenance expenses.

Operating leases cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
Cost of revenue	$59,124	$58,843
General and administrative	106,879	132,094
Sales and marketing	3,309	3,293
Research and development	9,168	9,124
Total	$178,480	$203,354

Lease costs for short-term leases were immaterial for the three months ended March 31, 2025 and 2024.

Maturity of our operating lease liability as of March 31, 2025, is as follows:

2025	73,964
Total lease payments	73,964
Imputed interest	(14,743)
Present value of lease liability	$59,221

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $6,856,930 and $8,217,571 as of March 31, 2025 and December 31, 2024, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. We may, from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Subsequent Events

On May 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.17 per share on the Company's outstanding common stock. The payment will be made to stockholders on May 30, 2025, to stockholders of record at the close of business on May 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in “Part I. Item 1A. Risk Factors,” the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” included in the 2024 Annual Report and “Part II. Item 1A. Risk Factors” of this Quarterly Report and the “Cautionary Statements Regarding Forward-Looking Statements” section at the beginning of this Quarterly Report.

Our Business

We develop, manufacture, market, sell, and distribute MRI compatible medical devices and product related accessories, disposables, and services.

We are a leader in the development of innovative MRI compatible medical devices and products. We are the only known provider of a non-magnetic IV infusion pump system that is specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components, which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium® MRI compatible IV infusion pump system has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

Our 3600 ferromagnetic detection device, IRadimed FMD1 with RALU is the first ferromagnetic detection device with TruSenseTM threat qualification technology. Our patent pending TruSenseTM technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and MRI Zone IV door status. with IRadimed’s expertise in Dynamic Signal Processing. This technology reduces false alarms, all while simultaneously circumventing background magnetic field noise. The 3600 ferromagnetic detection device can be self-installed and does not require drilling, special tools, permits or contractors like traditional FMD systems. The wireless touchscreen, remote alarm logging unit (RALU), is unique in the industry and provides a full color visual representation of the MRI door and FMD status. When an incident occurs, this wireless touchscreen uniquely allows users to quickly and easily log all ferrous items as they enter the MRI Zone IV improving the reporting accuracy hospitals require for accreditation.

We generate revenue from the sale of MRI compatible medical devices and related products, accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of March 31, 2025, our direct U.S. sales force consisted of 27 field sales representatives, 4 regional sales directors and supplemented by 9 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the quarter ended March 31, 2025, our revenue increased by $1.9 million, or 11% to $19.5 million, compared to $17.6 million for the quarter ended March 31, 2024. Income before the provision for income taxes was $5.9 million for the quarter ended March 31, 2025, compared to $5.2 million for the quarter ended March 31, 2024. Net income was $4.7 million, or $0.37 per diluted share, in the quarter ended March 31, 2025, compared to $4.1 million, or $0.32 per diluted share in the quarter ended March 31, 2024.

For the remainder of fiscal year 2025, we expect higher revenue when compared to the same period in 2024 primarily due to higher sales of our medical devices and products, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2024 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business in fiscal year 2025 has been impacted, and we believe will continue to be impacted, by the following recent development and trend.

The United States recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. In April 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including significant tariffs between the U.S. and China, as well as other markets for our products and sources of certain of our manufacturing inputs. While the long-term effects remain uncertain, we continue to closely monitor the evolving trade policy environment, which presents a mix of impacts, including, among others, the potential for increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. In addition, the imposition of tariffs, as well as uncertainty about their scope and duration could result in an increase in some input costs and/or inflation, or otherwise adversely affect economic conditions. The Company continues to monitor the economic effects of such announcements and is implementing plans to mitigate related impacts, but the effects associated with the tariffs remain uncertain. See “Part II, Item 1A. Risk Factors” in this Quarterly Report.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of March 31, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
Revenue	100.0%	100.0%
Cost of revenue	23.9	23.9
Gross profit	76.1	76.1
Operating expenses:
General and administrative	23.6	22.7
Sales and marketing	21.4	21.7
Research and development	3.2	4.7
Total operating expenses	48.2	49.1
Income from operations	27.9	27.0
Other income, net	2.6	2.8
Income before provision for income taxes	30.5	29.8
Provision for income tax expense	6.5	6.3
Net income	24.0%	23.5%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue by Geographic Region

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
United States	$15,952,619	$13,408,956
International	3,558,018	4,189,163
Total revenue	$19,510,637	$17,598,119

Revenue by Type

	Three Months Ended
	March 31,
	2025	2024

Devices:	(unaudited)
MRI Compatible IV Infusion Pump Systems	$5,999,212	$5,192,680
MRI Compatible Patient Vital Signs Monitoring Systems	6,544,679	6,461,658
Ferro Magnetic Detection Systems	418,204	249,700
Total devices revenue	12,962,095	11,904,038
Amortization of extended warranty agreements	560,199	487,131
Disposables	4,947,088	4,013,875
Services and other	1,041,255	1,193,075
Total revenue	$19,510,637	$17,598,119

For the three months ended March 31, 2025, revenue increased by $1.9 million, or 11%, to $19.5 million from $17.6 million for the same period in 2024. This is attributed to continued demand for our IV Infusion Pump System, disposables and amortization of extended warranty revenue.

Revenue from sales in the U.S. increased by $2.5 million, or 19%, to $16.0 million for the three months ended March 31, 2025, from $13.4 million for the same period in 2024. Revenue from sales internationally decreased by $0.6 million, or 15%, for the three months ended March 31, 2025 to $3.6 million, from $4.2 million for the same period in 2024. Domestic sales accounted for 82% of revenue for the three months ended March 31, 2025, compared to 76% for the same period in 2024.

Revenue from sales of devices increased by $1.1 million, or 9%, to $13.0 million for the three months ended March 31, 2025, from $11.9 million for the same period in 2024. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 15%, to $0.6 million for the three months ended March 31, 2025, from $0.5 million for the three months ended March 31, 2024. Revenue from sales of our disposables increased by $0.9 million, or 23%, to $4.9 million for the three months ended March 31, 2025, from $4.0 million for the same period in 2024. Revenue from the services and other decreased by $0.2 million, or 13%, to $1.0 million for the three months ended March 31, 2025, from $1.2 million for the three months ended March 31, 2024.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
Revenue	$19,510,637	$17,598,119
Cost of revenue	4,667,831	4,210,396
Gross profit	$14,842,806	$13,387,723
Gross profit percentage	76.1%	76.1%

For the three months ended March 31, 2025 our cost of revenue increased by $0.5 million, or 12%, to $4.7 million from $4.2 million for the same period in 2024. For the three months ended March 31, 2025, our gross profit increased by $1.4 million, or 10%, to $14.8 million from $13.4 million for the same period in 2024. Gross profit margin remained at 76.1% for both the three months ended March 31, 2025 and 2024.

Operating Expenses

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)
General and administrative	$4,610,832	$3,991,211
Percentage of revenue	23.6%	22.7%
Sales and marketing	$4,176,273	$3,827,165
Percentage of revenue	21.4%	21.7%
Research and development	$624,245	$821,000
Percentage of revenue	3.2%	4.7%

General and Administrative

For the three months ended March 31, 2025, general and administrative expense increased by $0.6 million, or 15%, to $4.6 million from $4.0 million for the same period in 2024. This increase is primarily due to higher legal and professional expenses, software maintenance, and increased payroll and benefit expenses.

Sales and Marketing

For the three months ended March 31, 2025, sales and marketing expense increased by $0.4 million, or 11%, to $4.2 million from $3.8 million for the same period in 2024. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

Research and Development

For the three months ended March 31, 2025, research and development expense decreased by $0.2 million, or 25.0%, to $0.6 million from $0.8 million for the same period in 2024. This is primarily due to a reduction in the purchase of protype materials, offset by increased payroll and benefit expenses. These approved parts are now included in raw material inventory.

Other Income, Net

Other income, net consists of interest income, (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2025, other income, net remained consistent at $0.5 million compared with the same period in 2024.

Income Taxes

For the three months ended March 31, 2025, we recorded a provision for income tax expense of $1,258,000. Our effective tax rate was 21.2% for the three months ended March 31, 2025 and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense, partially offset by research and development tax credits.

For the three months ended March 31, 2024, we recorded a provision for income tax expense of $1,106,968. Our effective tax rate was 21.1% and differed from the U.S. Federal statutory rate primarily due to U.S. state income tax expense partially offset by research and development tax credits.

On July 31, 2024, the Company received a notice of examination from the U.S. Internal Revenue Service for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time. The Company remains subject to income tax examinations for our United States Federal and certain U.S. state income taxes for 2020 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of March 31, 2025, we had cash and cash equivalents of $50.3 million, stockholders’ equity of $90.1 million, and working capital of $66.7 million. As of December 31, 2024, we had cash and cash equivalents of $52.2 million, stockholders’ equity of $86.8 million, and working capital of $66.7 million.

On April 3, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Shelf”), which was declared effective by the SEC on May 8, 2024. The 2024 Shelf covers the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock. As of March 31, 2025, all $75.0 million remained available under the 2024 Shelf.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets. However, ongoing negative economic conditions (including in relation to inflationary pressures, elevated interest rate levels and impacts from the imposition of, or changes in, tariffs) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future.

	Three Months Ended
	March 31,
	2025	2024

	(unaudited)
Net cash provided by operating activities	$4,292,092	$3,883,154
Net cash used in investing activities	(3,917,300)	(478,803)
Net cash used in financing activities	(2,277,819)	(8,039,873)

Cash provided by operating activities increased by $0.4 million, to $4.3 million for the three months ended March 31, 2025, compared to $3.9 million for the same period in 2024. During the three months ended March 31, 2025, cash provided by operations was positively impacted by higher net income, lower cash outflows related to accounts payable, and negatively impacted by increased inventory purchases and accounts receivable.

Cash used in investing activities decreased by $3.4 million, to $3.9 million for the three months ended March 31, 2025, compared to $0.5 million for the same period in 2024. The majority of our 2025 spend in investing activities is attributed to construction costs of the New Facility to accommodate our increased and anticipated growth.

Cash used in financing activities decreased by $5.7 million, to $2.3 million for the three months ended March 31, 2025, compared to approximately $8.0 million for the same period in 2024. In March 2024, the Company paid a special dividend to our stockholders; and commenced a regular quarterly dividend payment, subject to the sole discretion of the Company’s Board of Directors and applicable law.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2024.

Recent Accounting Pronouncements

As of March 31, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks from those disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025 were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become party to various legal proceedings or claims that arise in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We do not believe that any such known matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2024 Annual Report other than as noted below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.

Changes in U.S. and other countries’ trade policies, including the imposition of tariffs, may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in trade policies of the U.S. and other countries, including tariffs, trade agreements or other trade restrictions. Changes in tariffs and other trade policies can be announced with little or no advance notice.

We sell our products in many countries, and we also source certain components and materials for our products from various countries. The U.S. government recently announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. Specific legislative and regulatory proposals may be introduced to change international trade law, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods to export internationally, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend or create tariff relief for our products and manufacturing will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain and investment in manufacturing flexibility. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities.

In addition, tariffs or other trade restrictions may cause adverse changes and uncertainty in U.S. and global financial and economic conditions, which may adversely impact the demand for our products, the cost of capital projects, and the availability and cost of debt and equity financing.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information

Rule 10b5-1 Trading Arrangement Changes

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement between Iradimed Corporation and Jeffrey Chiprin, dated November 26, 2024.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report , included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: May 5, 2025	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)