Form 10-Q
period 2025-06-30
IRADIMED CORP
filed 2025-08-01
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-36534

IRADIMED CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12705 Ingenuity Drive Orlando, Florida	32826
(Address of principal executive offices)	(Zip Code)

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

The registrant had 12,720,002 shares of common stock, par value $0.0001 per share, outstanding as of June 30, 2025.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$52,995,781	$52,233,907
Accounts receivable, net of allowance for credit losses of $241,411 as of June 30, 2025, and $274,300 as of December 31, 2024	10,922,134	10,556,733
Inventory, net	11,200,336	10,401,889
Prepaid expenses and other current assets	1,924,955	1,513,680
Prepaid income taxes	329,406	536,010
Total current assets	77,372,612	75,242,219
Property and equipment, net	22,938,080	16,810,797
Intangible assets, net	3,374,945	3,098,691
Operating lease right-of-use asset	—	154,688
Deferred tax asset, net	2,557,353	2,820,468
Other assets	204,499	198,912
Total assets	$106,447,489	$98,325,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,900,980	$1,896,405
Accrued payroll and benefits	3,210,145	3,771,756
Other accrued taxes	324,644	162,998
Warranty reserve	121,221	118,269
Deferred revenue	3,257,556	2,259,616
Current portion of operating lease liabilities	—	153,264
Other current liabilities	—	150,000
Total current liabilities	8,814,546	8,512,308
Deferred revenue, non-current	3,331,557	2,993,287
Operating lease liabilities, non-current	—	1,424
Total liabilities	12,146,103	11,507,019
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,720,002 shares issued and outstanding as of June 30, 2025, and 12,709,860 shares issued and outstanding as of December 31, 2024	1,272	1,271
Additional paid-in capital	31,371,123	30,026,734
Retained earnings	62,928,991	56,790,751
Total stockholders' equity	94,301,386	86,818,756
Total liabilities and stockholders’ equity	$106,447,489	$98,325,775

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995
Cost of revenue	4,454,408	3,919,283	9,122,239	8,129,679
Gross profit	15,954,992	14,009,593	30,797,798	27,397,316
Operating expenses:
General and administrative	4,279,993	4,104,961	8,890,825	8,096,172
Sales and marketing	4,009,640	3,476,460	8,185,913	7,303,625
Research and development	877,362	801,129	1,501,607	1,622,129
Total operating expenses	9,166,995	8,382,550	18,578,345	17,021,926
Income from operations	6,787,997	5,627,043	12,219,453	10,375,390
Other income, net	539,247	642,217	1,053,220	1,137,371
Income before provision for income taxes	7,327,244	6,269,260	13,272,673	11,512,761
Provision for income tax expense	1,553,283	1,368,036	2,811,283	2,475,004
Net income	$5,773,961	$4,901,224	$10,461,390	$9,037,757
Net income per share:
Basic	$0.45	$0.39	$0.82	$0.71
Diluted	$0.45	$0.38	$0.82	$0.71
Weighted average shares outstanding:
Basic	12,715,872	12,664,920	12,715,053	12,663,723
Diluted	12,835,408	12,757,996	12,830,480	12,753,932

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2024	12,709,860	$1,271	$30,026,734	$56,790,751	$86,818,756
Net income	—	—	—	4,687,429	4,687,429
Dividends declared	—	—	—	(2,161,522)	(2,161,522)
Stock-based compensation expense	—	—	826,064	—	826,064
Net share settlement of restricted stock units	5,249	1	(116,298)	—	(116,297)
Balances, March 31, 2025	12,715,109	$1,272	$30,736,500	$59,316,658	$90,054,430

Net income	—	—	—	5,773,961	5,773,961
Dividends declared	—	—	—	(2,161,628)	(2,161,628)
Stock-based compensation expense	—	—	730,618	—	730,618
Net share settlement of restricted stock units	4,893	—	(95,995)	—	(95,995)
Balances, June 30, 2025	12,720,002	$1,272	$31,371,123	$62,928,991	$94,301,386

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

Net income	—	—	—	4,901,224	4,901,224
Dividends declared	—	—	—	(1,899,644)	(1,899,644)
Stock-based compensation expense	—	—	609,096	—	609,096
Net share settlement of restricted stock units	4,581	1	(63,946)	—	(63,945)
Exercise of stock options	335	—	3,296	—	3,296
Balances, June 30, 2024	12,669,101	$1,267	$29,273,955	$50,396,267	$79,671,489

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$10,461,390	$9,037,757
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(32,889)	18,527
Provision for excess and obsolete inventory	7,521	104,714
Depreciation & amortization	401,598	425,219
Loss on disposal of property and equipment	1,161	3,872
Stock-based compensation	1,556,682	1,237,737
Deferred income taxes, net	263,115	(717,659)
(Gain) on maturities of investments	—	—
Changes in operating assets and liabilities:
Accounts receivable	(332,512)	252,401
Inventory	(871,227)	578,687
Prepaid income taxes	206,604	—
Prepaid expenses and other current assets	(411,275)	175,020
Other assets	(5,587)	(6,786)
Accounts payable	4,575	(762,876)
Accrued payroll and benefits	(561,611)	129,596
Other accrued taxes	161,646	54,496
Warranty reserve	2,952	2,194
Deferred revenue	1,336,210	(11,219)
Other current liabilities	(150,000)	—
Net cash provided by operating activities	12,038,353	10,521,680
Investing activities:
Purchases of property and equipment	(6,333,214)	(1,404,837)
Capitalized intangible assets	(407,824)	(343,736)
Net cash used in investing activities	(6,741,038)	(1,748,573)
Financing activities:
Dividends paid	(4,323,150)	(9,875,641)
Proceeds from exercises of stock options	—	3,296
Taxes paid related to the net share settlement of equity awards	(212,291)	(127,820)
Net cash used in financing activities	(4,535,441)	(10,000,165)
Net increase (decrease) in cash and cash equivalents	761,874	(1,227,058)
Cash and cash equivalents, beginning of period	52,233,907	49,762,198
Cash and cash equivalents, end of period	$52,995,781	$48,535,140
Supplemental disclosure of cash flow information:
Dividends declared not yet paid	$—	$7,975,997
Cash paid for income taxes	$2,346,082	$3,008,304
ROU asset and liability adjustment	$—	$1,486,093
Operating and short-term lease payments recorded within cash flow provided by operating activities	$367,378	$407,362

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim condensed financial statements of IRADIMED CORPORATION (“IRADIMED,” the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and other interim periods, or future years or periods.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
United States	$18,190,063	$15,485,216	$34,142,682	$28,894,172
International	2,219,337	2,443,660	5,777,355	6,632,823
Total revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995

Revenue information by type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$8,187,511	$6,881,199	$14,186,723	$12,073,879
MRI Compatible Patient Vital Signs Monitoring Systems	5,944,269	5,450,224	12,488,948	11,911,882
Ferro Magnetic Detection Systems	482,203	366,402	900,407	616,102
Total devices revenue	14,613,983	12,697,825	27,576,078	24,601,863
Amortization of extended warranty agreements	592,452	568,188	1,152,651	1,055,319
Disposables	4,203,870	3,695,717	9,150,958	7,709,592
Services and other	999,095	967,146	2,040,350	2,160,221
Total revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995

Contract Liabilities

Our contract liabilities consist of:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Advance payments from customers	$233,446	$88,099
Shipments in-transit	792,270	2,387
Extended warranty agreements	5,563,397	5,162,417
Total	$6,589,113	$5,252,903

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2024	$5,252,903
Increases due to cash received from customers	3,045,382
Decreases due to recognition of revenue	(1,709,172)
Contract liabilities, June 30, 2025	$6,589,113

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	2,393,161
Decreases due to recognition of revenue	(2,400,785)
Contract liabilities, June 30, 2024	$5,352,736

Capitalized Contract Costs

Our capitalized contract costs totaled $199,894 and $179,597 as of June 30, 2025 and December 31, 2024, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Net income	$5,773,961	$4,901,224	$10,461,390	$9,037,757
Weighted-average shares outstanding — Basic	12,715,872	12,664,920	12,715,053	12,663,723
Effect of dilutive securities:
Stock options	—	2,223	—	2,281
Restricted stock units	58,324	53,532	55,339	51,366
Performance-based restricted stock units	61,212	37,321	60,088	36,562
Weighted-average shares outstanding — Diluted	12,835,408	12,757,996	12,830,480	12,753,932
Basic net income per share	$0.45	$0.39	$0.82	$0.71
Diluted net income per share	$0.45	$0.38	$0.82	$0.71

Restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Anti-dilutive restricted stock units	—	343	153	228

4 — Inventory, net

Inventory consists of:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Raw materials	$9,133,205	$9,022,690
Work in process	826,923	568,540
Finished goods	1,756,100	1,319,030
Inventory before allowance for excess and obsolete	11,716,228	10,910,260
Allowance for excess and obsolete	(515,892)	(508,371)
Total	$11,200,336	$10,401,889

5 — Property and Equipment, net

Property and equipment consist of:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Land	$6,253,790	$6,253,790
Computer software and hardware	1,761,789	1,584,889
Furniture and fixtures	1,891,804	1,842,773
Leasehold improvements	270,486	270,486
Machinery and equipment	2,808,448	2,645,129
Construction in-process	14,799,460	8,809,237
	27,785,777	21,406,304
Accumulated depreciation	(4,847,697)	(4,595,507)
Total	$22,938,080	$16,810,797

Depreciation expense of property and equipment was $135,670 and $141,697 for the three months ended June 30, 2025 and 2024, respectively, and $270,028 and $310,354 for the six months ended June 30, 2025 and 2024, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
United States	$22,620,380	$16,398,513
International	317,700	412,284
Total property and equipment, net	$22,938,080	$16,810,797

Long-lived assets held outside of the United States consist principally of tooling and machinery and equipment, which are components of property and equipment, net.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Patents — in use	$368,672	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	137,723	177,023
Internally developed software — in use	3,934,033	1,840,520
Internally developed software — in process	136,819	1,835,189
Trademarks	43,250	38,067
	4,690,661	4,282,837
Accumulated amortization	(1,315,716)	(1,184,146)
Total	$3,374,945	$3,098,691

Amortization expense of intangible assets was $71,806 and $57,433 for the three months ended June 30, 2025 and 2024, respectively, and $131,570 and $114,865 for the six months ended June 30, 2025 and 2024, respectively.

Expected annual amortization expense for the remaining portion of 2025, the next five years, and thereafter related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

Six months remaining ending December 31, 2025	$225,653
2026	$436,091
2027	$362,378
2028	$359,776
2029	$356,053
2030	$338,081
Thereafter	$979,121

7 — Segment Reporting

The Company operates in one business segment that develops, manufactures, markets, sells, and distributes MRI compatible medical devices and products, related accessories, disposables and services relating to them. The determination to operate as a single business segment is consistent with the consolidated financial information regularly provided to the Company’s appointed chief operating decision maker (CODM), the President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. The accounting policies for our segment are the same as those described in “Note 1 - Organization and Significant Accounting Policies” in our 2024 Annual Report, and in Note 1 above. See the Condensed Statements of Operations.

8 — Fair Value Measurements

The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.

As of June 30, 2025, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Cost of revenue	$70,852	$58,275	$142,878	$116,354
General and administrative	437,953	377,194	956,581	757,977
Sales and marketing	119,991	123,425	254,698	258,291
Research and development	101,822	50,202	202,525	105,115
Total	$730,618	$609,096	$1,556,682	$1,237,737

As of June 30, 2025, we had (i) $3,489,578 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.21 years and (ii) $1,159,374 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.98 years.

The following table presents a summary of our equity award activity for the six months ended June 30, 2025 (shares):

	Six Months Ended
	June 30, 2025
		Performance
		Based
	Restricted	Restricted
	Stock Units	Stock Units
Outstanding beginning of period	134,816	44,251
Awards granted	535	—
Awards exercised/vested	(11,599)	(2,210)
Awards canceled/ forfeited	(2,605)	—
Outstanding end of period	121,147	42,041

10 — Income Taxes

For the three and six months ended June 30, 2025, we recorded a provision for income tax expense of $1,553,283 and $2,811,283, respectively. For both of the three and six months ended June 30, 2025, our effective tax rate was 21.2% and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

For the three and six months ended June 30, 2024, we recorded a provision for income tax expense of $1,368,036 and $2,475,004, respectively. For the three and six months ended June 30, 2024, our effective tax rate was 21.8% and 21.5%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

On July 31, 2024, the Company received a notice of examination from the U.S. Internal Revenue Service (the “I.R.S.”) for the tax year ended December 31, 2021. On July 29, 2025, the Company received notice that the I.R.S. has completed its review of our tax return for the tax year ended December 31, 2021, with no changes to our reported tax return and closed out its examination. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2022 and subsequent years.

11 — Leases

In January 2014, we entered into a non-cancelable operating lease, commencing on July 1, 2014, for our manufacturing and headquarters facility in Winter Springs, Florida owned by Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of our lease for this property, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. The Company paid Susi, LLC $130,101 and $129,482 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company paid Susi, LLC $260,202 and $258,965 respectively. On May 31, 2019, the expiration date of the initial lease term, and pursuant to the terms of the lease contract, we renewed the lease for an additional five years, which was set to expire on May 31, 2024.

On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC under which the Company did not exercise the second five-year option because of the Company’s continued construction of a new corporate office and manufacturing facility in Orlando, Florida (the “New Facility”). Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index, and the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. We have exercised the option to renew on a month-to-month basis until the move to the New Facility is completed. The impact of the Lease Amendment to the Right-of-Use (“ROU”) asset valuation was a reduction in the ROU lease liability and ROU assets in the amount of $1.48 million. It has no impact on the statements of operations or cash flow. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants.

During the third quarter of 2025, the Company will complete its move to the New Facility and terminate the month-to-month lease with Susi, LLC under the Lease Amendment.

Operating leases cost recognized in the unaudited Condensed Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Cost of revenue	$59,124	$58,843	$118,248	$117,686
General and administrative	117,298	132,749	224,177	264,843
Sales and marketing	3,309	3,293	6,618	6,586
Research and development	9,167	9,124	18,335	18,247
Total	$188,898	$204,009	$367,378	$407,362

Lease costs for short-term leases were immaterial for the three and six months ended June 30, 2025 and 2024.

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $6,669,520 and $7,523,859 as of June 30, 2025 and December 31, 2024, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

13 — Subsequent Events

On July 31, 2025, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.17 per share of outstanding common stock. The dividend is payable to stockholders of record as of the close of business on August 18, 2025 and will be paid on August 28, 2025.

On July 29, 2025, the Company received notice the I.R.S. has completed the review of our tax return for the tax year ended December 31, 2021, with no changes to our reported tax return and closed out the examination.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA includes various provisions that will impact the Company’s tax position, the most potentially impactful of which are the changes to Section 174 of the Internal Revenue Code of 1986, as amended, that allows for immediate expensing of all domestic research and experiential expenditures and increases first-year bonus depreciation from 40% to 100%. We are currently assessing its impact on our financial statements. These changes are not effective as of June 30, 2025, and expected to be recorded in the Company’s Q3 results.

The construction of the New Facility was completed in early July 2025. The Company anticipates that the remaining final payments on the New Facility will be made in the third quarter of 2025, totaling approximately $1.1 million in cash. The total construction cost of the building, not including furniture and fixtures or machinery and equipment, is approximately $12.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and the related notes to those statements included in this Quarterly Report, the discussion of certain risks and uncertainties contained in (i) “Part I, Item 1. Business,” “Part 1, Item 1A. Risk Factors,” and the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report and (ii) “Part II, Item 1A. Risk Factors” and the “Cautionary Statements Regarding Forward-Looking Statements” section included in this Quarterly Report.

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

Our patented 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRADIMED 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRADIMED 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRADIMED 3880 include: wireless Electrocardiogram (ECG) with dynamic gradient filtering; wireless blood oxygen saturation monitoring (SpO2) using Masimo® algorithms; non-magnetic respiratory carbon dioxide (CO2); invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRADIMED 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

Our Model 3600 ferromagnetic detection device, IRadimed FMD1, with remote alarm logging unit (“RALU”) is the first ferromagnetic detection device with TruSenseTM threat qualification technology. Our patent pending TruSenseTM technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and MRI Zone IV door status with IRADIMED’s expertise in Dynamic Signal Processing. This technology reduces false alarms, all while simultaneously circumventing background magnetic field noise. The Model 3600 FMD1 can be self-installed and does not require drilling, special tools, permits or contractors like traditional FMD systems. The wireless touchscreen, RALU, is unique in the industry and provides a full color visual representation of the MRI door and FMD status. When an incident occurs, this wireless touchscreen uniquely allows users to quickly and easily log all ferrous items as they enter the MRI Zone IV improving the reporting accuracy hospitals require for accreditation.

We generate revenue from the sale of MRI compatible medical devices and related products, accessories, extended warranty agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of June 30, 2025, our direct U.S. sales force consisted of 27 field sales representatives, 4 regional sales directors and supplemented by 9 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the quarter ended June 30, 2025, our revenue increased by $2.5 million, or 14% to $20.4 million, compared to $17.9 million for the quarter ended June 30, 2024. Income before the provision for income taxes was $7.3 million for the quarter ended June 30, 2025, compared to $6.3 million for the quarter ended June 30, 2024. Net income was $5.8 million, or $0.45 per diluted share, in the quarter ended June 30, 2025, compared to $4.9 million, or $0.38 per diluted share in the quarter ended June 30, 2024.

For the remainder of fiscal year 2025, we expect higher revenue when compared to the same period in 2024 primarily due to higher sales of our medical devices and products, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2024 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 2025 Quarterly Report”) under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business in fiscal year 2025 has been impacted, and we believe will continue to be impacted, by the recent developments and trends stated therein and herein.

Additionally, the Company continues to monitor ongoing changes to global trade policies, including the imposition of tariffs, and the Company is implementing plans to mitigate related impacts associated with the tariffs.

On May 29, 2025, the Company announced that the FDA has granted 510(k) clearance for the Company’s next-generation MRidium® 3870 IV infusion pump system (the “MRidium® 3870”).

The MRidium® 3870 is an advanced, MRI compatible infusion pump that extends the Company’s unique position as the world’s only supplier of non-magnetic MRI infusion pump devices, addressing growing demands for safe and reliable fluid delivery in diagnostic imaging. The MRidium® 3870 features a non-magnetic ultrasonic pump motor, non-interfering radio frequency emissions, and non-ferrous components, ensuring seamless performance in high-magnetic-field environments.

The Company plans an initial strategic rollout of the newly FDA-cleared MRidium® 3870 infusion pump deployment to select healthcare facilities in the fourth quarter of 2025, with product shipments growing towards full commercial distribution throughout 2026.

On July 4, 2025, the OBBBA was enacted into law in the U.S. and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA includes various provisions that will impact the Company’s tax position, the most potentially impactful of which are the changes to Section 174 of the Internal Revenue Code of 1986, as amended, that allows for immediate expensing of all domestic research and experiential expenditures and increases first-year bonus depreciation from 40% to 100%. We are currently assessing its impact on our financial statements. These changes are not effective as of June 30, 2025, and expected to be recorded in the Company’s Q3 results.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of June 30, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0
Cost of revenue	21.8	21.9	22.9	22.9
Gross profit	78.2	78.1	77.1	77.1
Operating expenses:
General and administrative	21.0	22.9	22.3	22.8
Sales and marketing	19.6	19.4	20.5	20.6
Research and development	4.3	4.5	3.8	4.6
Total operating expenses	44.9	46.8	46.6	48.0
Income from operations	33.3	31.4	30.6	29.2
Other income, net	2.6	3.6	2.6	3.2
Income before provision for income taxes	35.9	35.0	33.2	32.4
Provision for income tax expense	7.6	7.6	7.0	7.0
Net income	28.3%	27.4%	26.2%	25.4

Comparison of the Three Months Ended and the Six Months Ended June 30, 2025 and 2024

Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
United States	$18,190,063	$15,485,216	$34,142,682	$28,894,172
International	2,219,337	2,443,660	5,777,355	6,632,823
Total revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995

Revenue by Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Devices:	(unaudited)		(unaudited)
MRI Compatible IV Infusion Pump Systems	$8,187,511	$6,881,199	$14,186,723	$12,073,879
MRI Compatible Patient Vital Signs Monitoring Systems	5,944,269	5,450,224	12,488,948	11,911,882
Ferro Magnetic Detection Systems	482,203	366,402	900,407	616,102
Total devices revenue	14,613,983	12,697,825	27,576,078	24,601,863
Amortization of extended warranty agreements	592,452	568,188	1,152,651	1,055,319
Disposables	4,203,870	3,695,717	9,150,958	7,709,592
Services and other	999,095	967,146	2,040,350	2,160,221
Total revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995

For the three months ended June 30, 2025, total revenue increased by $2.5 million, or 14%, to $20.4 million from $17.9 million for the same period in 2024. This is attributed to continued demand for our IV infusion pump system, disposables, amortization of extended warranty revenue, and modifications to our sales incentive plan for patient vital signs monitoring systems.

Revenue from sales in the U.S. increased by $2.7 million, or 17%, to $18.2 million for the three months ended June 30, 2025, from $15.5 million for the same period in 2024. Revenue from sales internationally decreased by $0.2 million, or 8%, for the three months ended June 30, 2025 to $2.2 million, from $2.4 million for the same period in 2024. Domestic sales accounted for 89% of revenue for the three months ended June 30, 2025, compared to 86% for the same period in 2024.

Revenue from sales of devices increased by $1.9 million, or 15%, to $14.6 million for the three months ended June 30, 2025, from $12.7 million for the same period in 2024. Revenue from the amortization of extended warranty agreements increased by $24 thousand, or 4%, to $592 thousand for the three months ended June 30, 2025, from $568 thousand for the three months ended June 30, 2024. Revenue from sales of our disposables increased by $0.5 million, or 14%, to $4.2 million for the three months ended June 30, 2025, from $3.7 million for the same period in 2024. Revenue from the services and other increased by $32 thousand, or 3%, to $1.0 million for the three months ended June 30, 2025, from $967 thousand for the three months ended June 30, 2024.

For the six months ended June 30, 2025, total revenue increased by $4.4 million, or 12%, to $39.9 million from $35.5 million for the same period in 2024. This is attributed to continued demand for our IV infusion pump system, disposables, amortization of extended warranty revenue, and modification to sales incentive plan for patient vital signs monitoring systems.

Revenue from sales in the U.S. increased by $5.2 million, or 18%, to $34.1 million for the six months ended June 30, 2025, from $28.9 million for the same period in 2024. Revenue from sales internationally decreased by $0.9 million, or 13%, for the six months ended June 30, 2025 to $5.8 million, from $6.6 million for the same period in 2024.

Domestic sales accounted for 86% of revenue for the six months ended June 30, 2025, compared to 81% for the same period in 2024.

Revenue from sales of devices increased by $3.0 million, or 12%, to $27.6 million for the six months ended June 30, 2025, from $24.6 million for the same period in 2024. Revenue from the amortization of extended warranty agreements increased by $0.1 million, or 9%, to $1.2 million for the six months ended June 30, 2025, from $1.1 million for the six months ended June 30, 2024. Revenue from sales of our disposables increased by $1.4 million, or 19%, to $9.2 million for the six months ended June 30, 2025, from $7.7 million for the same period in 2024. Revenue from the services and other decreased by $0.2 million, or 9%, to $2.0 million for the six months ended June 30, 2025, from $2.2 million for the six months ended June 30, 2024.

Cost of Revenue and Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenue	$20,409,400	$17,928,876	$39,920,037	$35,526,995
Cost of revenue	4,454,408	3,919,283	9,122,239	8,129,679
Gross profit	$15,954,992	$14,009,593	$30,797,798	$27,397,316
Gross profit percentage	78%	78%	77%	77%

For the three months ended June 30, 2025 our cost of revenue increased by $0.5 million, or 15%, to $4.5 million from $3.9 million for the same period in 2024. For the three months ended June 30, 2025, our gross profit increased by $2.0 million, or 14%, to $16.0 million from $14.0 million for the same period in 2024. Gross profit margin remained at 78% for both the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, our cost of revenue increased by $1.0 million, or 12%, to $9.1 million from $8.1 million for the same period in 2024. For the six months ended June 30, 2025, our gross profit increased by $3.4 million, or 12%, to $30.8 million from $27.4 million for the same period in 2024. Gross profit margin remained at 77% for both the six months ended June 30, 2025 and 2024.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
General and administrative	$4,279,993	$4,104,961	$8,890,825	$8,096,172
Percentage of revenue	21.0%	22.9%	22.3%	22.8%
Sales and marketing	$4,009,640	$3,476,460	$8,185,913	$7,303,625
Percentage of revenue	19.6%	19.4%	20.5%	20.6%
Research and development	$877,362	$801,129	$1,501,607	$1,622,129
Percentage of revenue	4.3%	4.5%	3.8%	4.6%

General and Administrative

For the three months ended June 30, 2025, general and administrative expense increased by $0.2 million, or 4%, to $4.3 million from $4.1 million for the same period in 2024. This increase is primarily due to higher legal and professional expenses, regulatory consulting, software maintenance, and increased payroll and benefit expenses.

For the six months ended June 30, 2025, general and administrative expense increased by $0.8 million, or 10%, to $8.9 million from $8.1 million for the same period last year. This increase is primarily due to higher legal and professional expenses, regulatory consulting, and payroll and benefits expenses.

Sales and Marketing

For the three months ended June 30, 2025, sales and marketing expense increased by $0.5 million, or 15%, to $4.0 million from $3.5 million for the same period in 2024. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the six months ended June 30, 2025, sales and marketing expense increased by $0.9 million, or 12%, to $8.2 million from $7.3 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expense.

Research and Development

For the three months ended June 30, 2025, research and development expense increased by $0.1 million, or 10%, to $0.9 million from $0.8 million for the same period in 2024. This is primarily due to an increase in payroll and benefit expenses related to the newly cleared MRidium® 3870 IV infusion pump system.

For the six months ended June 30, 2025, research and development expense decreased $0.1 million, or 7%, to $1.5 million from $1.6 million for the same period last year. This is primarily due to decreased prototype and consulting expenses related to the MRidium® 3870 IV infusion pump system.

Other Income, Net

Other income, net consists of interest income, (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2025, other income, net decreased $0.1 million, or 17%, to $0.5 million from $0.6 million for the same period in 2024.

For the six months ended June 30, 2025 and 2024, other income, net, remained consistent at $1.1 million for both periods. This income is primarily interest received in 2025 and 2024 on money market fund investments.

Income Taxes

For the three and six months ended June 30, 2025, we recorded a provision for income tax expense of $1,553,283 and $2,811,283, respectively. Our effective tax rate was 21.2% for the three and six months ended June 30, 2025 and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by research and development tax credits.

For the three and six months ended June 30, 2024, we recorded a provision for income tax expense of $1,368,036 and $2,475,004, respectively. For the three and six months ended June 30, 2024, our effective tax rate was 21.8% and 21.5%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

On July 31, 2024, the Company received a notice of examination from the U.S. Internal Revenue Service for the tax year ended December 31, 2021. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate and have not accounted for any proposed adjustments at this time. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2020 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments, if any.

As of June 30, 2025, we had cash and cash equivalents of $53.0 million, stockholders’ equity of $94.3 million, and working capital of $68.6 million. As of December 31, 2024, we had cash and cash equivalents of $52.2 million, stockholders’ equity of $86.8 million, and working capital of $66.7 million.

On April 3, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Shelf”), which was declared effective by the SEC on May 8, 2024. The 2024 Shelf covers the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock. As of June 30, 2025, all $75.0 million remained available under the 2024 Shelf.

We believe that our current cash, and any cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets. However, various economic conditions might disrupt capital markets at any time, which could reduce our ability to access capital and negatively affect our liquidity in the future.

	Six Months Ended
	June 30,
	2025	2024

	(unaudited)
Net cash provided by operating activities	$12,038,353	$10,521,680
Net cash used in investing activities	(6,741,038)	(1,748,573)
Net cash used in financing activities	(4,535,441)	(10,000,165)

Cash provided by operating activities increased by $1.5 million, to $12.0 million for the six months ended June 30, 2025, compared to $10.5 million for the same period in 2024. During the six months ended June 30, 2025, cash provided by operations was positively impacted by higher net income, lower cash outflows related to accounts payable, and negatively impacted by increased inventory purchases, prepaid expenses and accounts receivable.

Cash used in investing activities increased by $5.0 million, to $6.7 million for the six months ended June 30, 2025, compared to $1.7 million for the same period in 2024. The majority of our 2025 spend in investing activities is attributed to construction costs of the New Facility (see Note 11 to the Financial Statements in this Quarterly Report) to accommodate our anticipated growth.

Cash used in financing activities decreased by $5.5 million, to $4.5 million for the six months ended June 30, 2025, compared to approximately $10.0 million for the same period in 2024. The decrease is primarily due to December 2023 declaration of a special cash dividend and subsequent payment in the first quarter of 2024. In the second quarter of 2024, the Company commenced paying a regular quarterly cash dividend payment. Special and quarterly cash dividend payments are subject to the sole discretion of the Board and applicable law.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our current manufacturing and headquarters facility has been leased from Susi, LLC, an entity controlled by our President, Chief Executive Officer, and Chairman of the Board, Roger Susi. Pursuant to the terms of the Lease Amendment, the monthly base rent is $34,133, adjusted annually for changes in the consumer price index. During the third quarter of 2025, the Company will complete its move to the New Facility and terminate the month-to-month lease with Susi, LLC under the Lease Amendment.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2024.

Recent Accounting Pronouncements

As of June 30, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2025 were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2024 Annual Report and the Q1 2025 Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information

Rule 10b5-1 Trading Arrangement Changes

On June 16, 2025, Roger Susi, the Company’s President, Chief Executive Officer, and Chairman of the Board, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) under the Exchange Act. This 10b5-1 trading plan provides for the potential sale of up to 100,000 shares of common stock. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) June 16, 2026 and (ii) the date on which all transactions under such plan are completed.

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

IRADIMED CORPORATION

Dated: August 1, 2025	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)