Form 10-K/A
period 2024-12-31
IRADIMED CORP
filed 2025-09-03
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Iradimed Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2025 (the “Form 10-K”).

This Amendment is being filed to correct an error in the Form 10-K as a result of an omission of Section 906 certifications in Exhibit 32.1 as required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

This Amendment does not reflect any events that have occurred after the Form 10-K was filed with the SEC. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Form 10-K was filed with the SEC.

i

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

v

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on September 3, 2025.

IRADIMED CORPORATION
(Registrant)

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