Form 10-Q
period 2025-09-30
IRADIMED CORP
filed 2025-11-03
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The registrant had 12,721,156 shares of common stock, par value $0.0001 per share, outstanding as of October 31, 2025.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (the “FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	failure to obtain and/or maintain regulatory approvals or clearances and comply with applicable regulations;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
●	our ability to identify and pursue development of additional products;

●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;
●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	changes in our production capacity, including interruptions in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	the failure of third parties to uphold their contractual duties or meet expected deadlines;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	potential negative impacts resulting from a future pandemic or epidemic, or natural disaster;
●	the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
●	breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
●	the loss of, or default by, one or more key customers or suppliers;

●	unfavorable changes to the terms of key customer or supplier relationships;
●	weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
●	the conditions in the U.S. and global economies, including the impact of increasing and/or fluctuating tax and interest rates as well as inflationary pressures on such economies;
●	geopolitical risks, including tariffs, trade disputes, international conflicts, recent or upcoming elections in the United States and other countries, and the impact of insufficient governmental funding and related operational inefficiencies, which could, among other things, lead to increased volatility in the financial market and in the market in which we operate our business; and
●	other risks detailed in our filings with the United States Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IRADIMED CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,526,151	$52,233,907
Accounts receivable, net of allowance for credit losses of $191,175 as of September 30, 2025, and $274,300 as of December 31, 2024	13,858,292	10,556,733
Inventory, net	11,734,822	10,401,889
Prepaid expenses and other current assets	1,097,330	1,513,680
Prepaid income taxes	1,702,410	536,010
Total current assets	84,919,005	75,242,219
Property and equipment, net	23,792,441	16,810,797
Intangible assets, net	3,373,478	3,098,691
Operating lease right-of-use asset	—	154,688
Deferred tax asset, net	2,422,481	2,820,468
Other assets	214,374	198,912
Total assets	$114,721,779	$98,325,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,333,474	$1,896,405
Accrued payroll and benefits	4,071,176	3,771,756
Other accrued taxes	296,207	162,998
Warranty reserve	137,025	118,269
Deferred revenue	3,158,065	2,259,616
Current portion of operating lease liabilities	—	153,264
Other current liabilities	—	150,000
Accrued income taxes	2,800,970	—
Total current liabilities	12,796,917	8,512,308
Deferred revenue, non-current	3,572,891	2,993,287
Operating lease liabilities, non-current	—	1,424
Total liabilities	$16,369,808	$11,507,019
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,721,156 shares issued and outstanding as of September 30, 2025, and 12,709,860 shares issued and outstanding as of December 31, 2024	$1,272	$1,271
Additional paid-in capital	32,007,647	30,026,734
Retained earnings	66,343,052	56,790,751
Total stockholders' equity	98,351,971	86,818,756
Total liabilities and stockholders’ equity	$114,721,779	$98,325,775

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954
Cost of revenue	4,707,756	4,134,253	13,829,995	12,263,932
Gross profit	16,494,308	14,191,706	47,292,106	41,589,022
Operating expenses:
General and administrative	4,355,636	3,967,799	13,246,461	12,063,971
Sales and marketing	4,630,560	3,795,320	12,816,473	11,098,945
Research and development	674,362	639,467	2,175,969	2,261,596
Total operating expenses	9,660,558	8,402,586	28,238,903	25,424,512
Income from operations	6,833,750	5,789,120	19,053,203	16,164,510
Other income, net	463,976	629,201	1,517,196	1,766,572
Income before provision for income taxes	7,297,726	6,418,321	20,570,399	17,931,082
Provision for income tax expense	1,721,074	1,368,830	4,532,357	3,843,834
Net income	$5,576,652	$5,049,491	$16,038,042	$14,087,248
Net income per share:
Basic	$0.44	$0.40	$1.26	$1.11
Diluted	$0.43	$0.40	$1.25	$1.10
Weighted average shares outstanding:
Basic	12,720,812	12,669,741	12,716,994	12,665,743
Diluted	12,860,077	12,778,446	12,842,003	12,762,346

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2024	12,709,860	$1,271	$30,026,734	$56,790,751	$86,818,756
Net income	—	—	—	4,687,429	4,687,429
Dividends declared	—	—	—	(2,161,522)	(2,161,522)
Stock-based compensation expense	—	—	826,064	—	826,064
Net share settlement of restricted stock units	5,249	1	(116,298)	—	(116,297)
Balances, March 31, 2025	12,715,109	$1,272	$30,736,500	$59,316,658	$90,054,430

Net income	—	—	—	5,773,961	5,773,961
Dividends declared	—	—	—	(2,161,628)	(2,161,628)
Stock-based compensation expense	—	—	730,618	—	730,618
Net share settlement of restricted stock units	4,893	—	(95,995)	—	(95,995)
Balances, June 30, 2025	12,720,002	$1,272	$31,371,123	$62,928,991	$94,301,386

Net income	—	—	—	5,576,652	5,576,652
Dividends declared	—	—	—	(2,162,591)	(2,162,591)
Stock-based compensation expense	—	—	666,083	—	666,083
Net share settlement of restricted stock units	1,154	—	(29,559)	—	(29,559)
Balances, September 30, 2025	12,721,156	$1,272	$32,007,647	$66,343,052	$98,351,971

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660,313	$1,265	$28,160,745	$43,258,154	$71,420,164
Net income	—	—	—	4,136,533	4,136,533
Stock-based compensation expense	—	—	628,640	—	628,640
Net share settlement of restricted stock units	3,872	1	(63,876)	—	(63,875)
Balances, March 31, 2024	12,664,185	$1,266	$28,725,509	$47,394,687	$76,121,462

Net income	—	—	—	4,901,224	4,901,224
Dividends declared	—	—	—	(1,899,644)	(1,899,644)
Stock-based compensation expense	—	—	609,096	—	609,096
Net share settlement of restricted stock units	4,581	1	(63,946)	—	(63,945)
Exercise of stock options	335	—	3,296	—	3,296
Balances, June 30, 2024	12,669,101	$1,267	$29,273,955	$50,396,267	$79,671,489

Net income	—	—	—	5,049,491	5,049,491
Dividends declared	—	—	—	(1,900,487)	(1,900,487)
Stock-based compensation expense	—	—	629,965	—	629,965
Net share settlement of restricted stock units	811	—	(17,833)	—	(17,833)
Balances, September 30, 2024	12,669,912	$1,267	$29,886,087	$53,545,271	$83,432,625

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$16,038,042	$14,087,248
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(83,125)	(91,398)
Provision for excess and obsolete inventory	26,667	202,140
Depreciation & amortization	785,320	622,790
Loss on disposal of property and equipment	34,152	3,872
Stock-based compensation	2,222,764	1,867,701
Deferred income taxes, net	397,987	(591,829)
Changes in operating assets and liabilities:
Accounts receivable	(3,218,434)	1,950,885
Inventory	(1,430,911)	1,278,208
Prepaid income taxes	(1,166,400)	—
Prepaid expenses and other current assets	416,350	244,606
Other assets	(15,462)	(2,764)
Accounts payable	437,069	(473,820)
Accrued payroll and benefits	299,420	509,123
Other accrued taxes	133,209	90,447
Warranty reserve	18,756	740
Deferred revenue	1,478,053	(60,555)
Other current liabilities	(150,000)	—
Accrued income taxes	2,800,970	—
Net cash provided by operating activities	19,024,428	19,637,394
Investing activities:
Purchases of property and equipment	(7,470,826)	(5,214,859)
Capitalized intangible assets	(533,767)	(545,198)
Net cash used in investing activities	(8,004,593)	(5,760,057)
Financing activities:
Dividends paid	(6,485,741)	(11,776,128)
Proceeds from exercises of stock options	—	3,296
Taxes paid related to the net share settlement of equity awards	(241,850)	(145,652)
Net cash used in financing activities	(6,727,591)	(11,918,484)
Net increase in cash and cash equivalents	4,292,244	1,958,853
Cash and cash equivalents, beginning of period	52,233,907	49,762,198
Cash and cash equivalents, end of period	$56,526,151	$51,721,051
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,499,800	$4,456,827
ROU asset and liability adjustment	$—	$1,486,093
Operating and short-term lease payments recorded within cash flow provided by operating activities	$367,378	$612,910

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION

Notes to Unaudited Condensed Financial Statements

1 — Basis of Presentation

The accompanying interim unaudited condensed financial statements of IRADIMED CORPORATION (“IRADIMED,” the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and other interim periods, or future years or periods.

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

Revenue information by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
United States	$18,114,996	$15,207,195	$52,257,678	$44,101,367
International	3,087,068	3,118,764	8,864,423	9,751,587
Total revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954

Revenue information by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$8,333,988	$6,952,142	$22,520,711	$19,026,021
MRI Compatible Patient Vital Signs Monitoring Systems	6,872,311	5,926,028	19,361,259	17,837,910
Ferro Magnetic Detection Systems	377,716	128,505	1,278,123	744,607
Total devices revenue	15,584,015	13,006,675	43,160,093	37,608,538
Amortization of extended maintenance agreements	612,993	584,218	1,765,644	1,639,537
Disposables	4,130,667	3,689,624	13,281,625	11,399,216
Services and other	874,389	1,045,442	2,914,739	3,205,663
Total revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954

Contract Liabilities

Our contract liabilities consist of:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Advance payments from customers	$773,102	$88,099
Shipments in-transit	166,304	2,387
Extended maintenance agreements	5,791,550	5,162,417
Total	$6,730,956	$5,252,903

Changes in the contract liabilities during the periods presented are as follows:

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2024	$5,252,903
Increases due to cash received from customers	4,017,802
Decreases due to recognition of revenue	(2,539,749)
Contract liabilities, September 30, 2025	$6,730,956

Deferred
Revenue
(unaudited)
Contract liabilities, December 31, 2023	$5,360,360
Increases due to cash received from customers	3,353,763
Decreases due to recognition of revenue	(3,410,723)
Contract liabilities, September 30, 2024	$5,303,400

Capitalized Contract Costs

Our capitalized contract costs totaled $214,374 and $179,597 as of September 30, 2025 and December 31, 2024, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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

The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Net income	$5,576,652	$5,049,491	$16,038,042	$14,087,248
Weighted-average shares outstanding — Basic	12,720,812	12,669,741	12,716,994	12,665,743
Effect of dilutive securities:
Stock options	—	2,104	—	2,223
Restricted stock units	71,157	63,929	61,839	55,870
Performance-based restricted stock units	68,108	42,672	63,170	38,510
Weighted-average shares outstanding — Diluted	12,860,077	12,778,446	12,842,003	12,762,346
Basic net income per share	$0.44	$0.40	$1.26	$1.11
Diluted net income per share	$0.43	$0.40	$1.25	$1.10

Restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Anti-dilutive restricted stock units	182	7	61	13

4 — Inventory, net

Inventory consists of:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Raw materials	$9,590,716	$9,022,690
Work in process	735,775	568,540
Finished goods	1,943,369	1,319,030
Inventory before allowance for excess and obsolete	12,269,860	10,910,260
Allowance for excess and obsolete	(535,038)	(508,371)
Total	$11,734,822	$10,401,889

5 — Property and Equipment, net

Property and equipment consist of:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Land	$8,104,987	$6,253,790
Land improvements	1,409,336	—
Building	11,526,063	—
Computer software and hardware	2,110,317	1,584,889
Furniture and fixtures	2,087,911	1,842,773
Leasehold improvements	—	270,486
Machinery and equipment	2,922,891	2,645,129
Construction in-process	497,451	8,809,237
	28,658,956	21,406,304
Accumulated depreciation	(4,866,515)	(4,595,507)
Total	$23,792,441	$16,810,797

Depreciation expense of property and equipment was $256,312 and $139,840 for the three months ended September 30, 2025 and 2024, respectively, and $526,340 and $450,194 for the nine months ended September 30, 2025 and 2024, respectively.

During the third quarter of 2025, the Company completed the construction of a new corporate office and manufacturing facility in Orlando, Florida (the “New Facility”). Upon receiving the certificate of occupancy, associated construction in-process balances are now allocated and recognized as in-service property and equipment based on the asset type.

Property and equipment, net, information by geographic region is as follows:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
United States	$23,459,416	$16,398,513
International	333,025	412,284
Total property and equipment, net	$23,792,441	$16,810,797

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment.

6 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Patents — in use	$442,957	$321,874
Patents — fully amortized	70,164	70,164
Patents — in process	66,333	177,023
Internally developed software — in use	3,934,033	1,840,520
Internally developed software — in process	259,570	1,835,189
Trademarks	43,547	38,067
	4,816,604	4,282,837
Accumulated amortization	(1,443,126)	(1,184,146)
Total	$3,373,478	$3,098,691

Amortization expense of intangible assets was $127,410 and $57,731 for the three months ended September 30, 2025 and 2024, respectively, and $258,980 and $172,596 for the nine months ended September 30, 2025 and 2024, respectively.

Expected annual amortization expense for the remaining portion of 2025, the next five years, and thereafter related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

Three months remaining ending December 31, 2025	$111,236
2026	$440,180
2027	$366,467
2028	$363,865
2029	$360,143
2030	$342,170
Thereafter	$1,019,967

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

As of September 30, 2025, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation

Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Cost of revenue	$71,970	$62,359	$214,848	$178,713
General and administrative	363,286	381,339	1,319,867	1,139,316
Sales and marketing	168,991	135,358	423,689	393,649
Research and development	61,836	50,908	264,361	156,023
Total	$666,083	$629,964	$2,222,765	$1,867,701

As of September 30, 2025, we had (i) $3,077,208 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.18 years and (ii) $969,229 of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.81 years.

The following table presents a summary of our equity award activity for the nine months ended September 30, 2025 (shares):

	Nine Months Ended
	September 30, 2025
		Performance
		Based
	Restricted	Restricted
	Stock Units	Stock Units
Outstanding beginning of period	134,816	44,251
Awards granted	4,132	—
Awards exercised/vested	(13,231)	(2,210)
Awards canceled/ forfeited	(6,104)	—
Outstanding end of period	119,613	42,041

10 — Income Taxes

For the three and nine months ended September 30, 2025, we recorded a provision for income tax expense of $1,721,074 and $4,532,357, respectively. For the three and nine months ended September 30, 2025, our effective tax rate was 23.6% and 22.0%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

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

On July 31, 2024, the Company received a notice of examination from the U.S. Internal Revenue Service (the “I.R.S.”) for the tax year ended December 31, 2021. On July 29, 2025, the Company received notice that the I.R.S. has completed its review of our tax return for the tax year ended December 31, 2021, with no changes to our reported tax return, and closed out its examination. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2022 and subsequent years.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the acceleration of tax deductions for qualified property and research expenditures. The Company has completed an initial assessment of OBBBA’s impact on its financial statement and does not expect a material change in its annual effective rate.

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

On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC, under which the Company did not exercise the second five-year option because of the continued construction of the Company’s New Facility. Pursuant to the terms, the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter. We exercised the option to renew on a month-to-month basis until the move to the New Facility is completed. During the third quarter of 2025, the Company completed its move to the New Facility and terminated the month-to-month lease with Susi, LLC under the Lease Amendment.

Lease costs for short-term leases were immaterial for the three and nine months ended September 30, 2025 and 2024.

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling $9,851,492 and $7,523,859 as of September 30, 2025 and December 31, 2024, respectively. Amounts recognized in our balance sheet related to these purchase orders were immaterial.

Legal matters. From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

13 — Subsequent Events

On October 30, 2025, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.17 per share of outstanding common stock. The dividend is payable to stockholders of record as of the close of business on November 14, 2025 and will be paid on November 25, 2025.

Besides the above, there were no subsequent events requiring disclosure or recognition in the Company’s unaudited condensed financial statements, other than those included elsewhere in this Quarterly Report.

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

We generate revenue from the sale of MRI compatible medical devices and related products, accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of September 30, 2025, our direct U.S. sales force consisted of 29 field sales representatives, 4 regional sales directors and supplemented by 9 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights

For the quarter ended September 30, 2025, our revenue increased by $2.9 million, or 16% to $21.2 million, compared to $18.3 million for the quarter ended September 30, 2024. Income before the provision for income taxes was $7.3 million for the quarter ended September 30, 2025, compared to $6.4 million for the quarter ended September 30, 2024. Net income was $5.6 million, or $0.43 per diluted share, in the quarter ended September 30, 2025, compared to $5.0 million, or $0.40 per diluted share in the quarter ended September 30, 2024.

For the remainder of fiscal year 2025, we expect higher revenue when compared to the same period in 2024 primarily due to higher sales of our medical devices and products, related accessories, disposables, and services. We also expect higher operating expenses compared to the same period in 2024 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Q2 2025 Quarterly Report”) under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business in fiscal year 2025 has been impacted, and we believe will continue to be impacted, by the recent developments and trends stated therein and herein.

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

The Company plans an initial strategic rollout of the newly FDA-cleared MRidium® 3870 infusion pump to select healthcare facilities in the fourth quarter of 2025, with product shipments growing towards full commercial distribution throughout 2026.

On July 4, 2025 OBBBA was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the acceleration of tax deductions for qualified property and research expenditures. The Company has completed an initial assessment of OBBBA’s impact on its financial statement and does not expect a material change in its annual effective rate.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of September 30, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0
Cost of revenue	22.2	22.6	22.6	22.8
Gross profit	77.8	77.4	77.4	77.2
Operating expenses:
General and administrative	20.6	21.7	21.7	22.4
Sales and marketing	21.8	20.7	21.0	20.6
Research and development	3.2	3.5	3.6	4.2
Total operating expenses	45.6	45.9	46.3	47.2
Income from operations	32.2	31.6	31.1	30.0
Other income, net	2.2	3.4	2.5	3.3
Income before provision for income taxes	34.4	35.0	33.6	33.3
Provision for income tax expense	8.1	7.5	7.4	7.1
Net income	26.3%	27.5%	26.2%	26.2

Comparison of the Three Months Ended and the Nine Months Ended September 30, 2025 and 2024

Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
United States	$18,114,996	$15,207,195	$52,257,678	$44,101,367
International	3,087,068	3,118,764	8,864,423	9,751,587
Total revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954

Revenue by Type

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Devices:	(unaudited)		(unaudited)
MRI Compatible IV Infusion Pump Systems	$8,333,988	$6,952,142	$22,520,711	$19,026,021
MRI Compatible Patient Vital Signs Monitoring Systems	6,872,311	5,926,028	19,361,259	17,837,910
Ferro Magnetic Detection Systems	377,716	128,505	1,278,123	744,607
Total devices revenue	15,584,015	13,006,675	43,160,093	37,608,538
Amortization of extended maintenance agreements	612,993	584,218	1,765,644	1,639,537
Disposables	4,130,667	3,689,624	13,281,625	11,399,216
Services and other	874,389	1,045,442	2,914,739	3,205,663
Total revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954

For the three months ended September 30, 2025, total revenue increased by $2.9 million, or 16%, to $21.2 million from $18.3 million for the same period in 2024. This increase is primarily attributed to continued demand for our IV infusion pump system, disposables, amortization of extended maintenance revenue, and modifications to our sales incentive plan for patient vital signs monitoring systems.

Revenue from sales in the U.S. increased by $2.9 million, or 19%, to $18.1 million for the three months ended September 30, 2025, from $15.2 million for the same period in 2024. Revenue from sales internationally remained constant for the three months ended September 30, 2025 and 2024 at $3.1 million. Domestic sales accounted for 85% of revenue for the three months ended September 30, 2025, compared to 83% for the same period in 2024.

Revenue from sales of devices increased by $2.6 million, or 20%, to $15.6 million for the three months ended September 30, 2025, from $13.0 million for the same period in 2024. Revenue from the amortization of extended maintenance agreements increased by $29 thousand, or 5%, to $613 thousand for the three months ended September 30, 2025, from $584 thousand for the three months ended September 30, 2024. Revenue from sales of our disposables increased by $0.4 million, or 12%, to $4.1 million for the three months ended September 30, 2025, from $3.7 million for the same period in 2024. Revenue from the services and other decreased by $171 thousand, or 16%, to $0.9 million for the three months ended September 30, 2025, from $1.0 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, total revenue increased by $7.2 million, or 13%, to $61.1 million from $53.9 million for the same period in 2024. This increase is primarily attributed to continued demand for our IV infusion pump system, disposables, amortization of extended maintenance revenue, and modification to sales incentive plan for patient vital signs monitoring systems.

Revenue from sales in the U.S. increased by $8.2 million, or 18%, to $52.3 million for the nine months ended September 30, 2025, from $44.1 million for the same period in 2024. Revenue from sales internationally decreased by $0.9 million, or 9%, for the nine months ended September 30, 2025 to $8.9 million, from $9.8 million for the same period in 2024. Domestic sales accounted for 85% of revenue for the nine months ended September 30, 2025, compared to 82% for the same period in 2024.

Revenue from sales of devices increased by $5.6 million, or 15%, to $43.2 million for the nine months ended September 30, 2025, from $37.6 million for the same period in 2024. Revenue from the amortization of extended maintenance agreements increased by $126 thousand, or 8%, to $1.8 million for the nine months ended September 30, 2025, from $1.6 million for the nine months ended September 30, 2024. Revenue from sales of our disposables increased by $1.9 million, or 17%, to $13.3 million for the nine months ended September 30, 2025, from $11.4 million for the same period in 2024. Revenue from the services and other decreased by $0.3 million, or 9%, to $2.9 million for the nine months ended September 30, 2025, from $3.2 million for the nine months ended September 30, 2024.

Cost of Revenue and Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenue	$21,202,064	$18,325,959	$61,122,101	$53,852,954
Cost of revenue	4,707,756	4,134,253	13,829,995	12,263,932
Gross profit	$16,494,308	$14,191,706	$47,292,106	$41,589,022
Gross profit percentage	78%	77%	77%	77%

For the three months ended September 30, 2025, our cost of revenue increased by $0.6 million, or 14%, to $4.7 million from $4.1 million for the same period in 2024. For the three months ended September 30, 2025, our gross profit increased by $2.3 million, or 16%, to $16.5 million from $14.2 million for the same period in 2024. For the three months ended September 30, 2025, gross profit margin increased to 78% compared to 77% for the same period in 2024.

For the nine months ended September 30, 2025, our cost of revenue increased by $1.5 million, or 13%, to $13.8 million from $12.3 million for the same period in 2024. For the nine months ended September 30, 2025, our gross profit increased by $5.7 million, or 14%, to $47.3 million from $41.6 million for the same period in 2024. Gross profit margin remained at 77% for both the nine months ended September 30, 2025 and 2024.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
General and administrative	$4,355,636	$3,967,799	$13,246,461	$12,063,971
Percentage of revenue	20.6%	21.7%	21.7%	22.4%
Sales and marketing	$4,630,560	$3,795,320	$12,816,473	$11,098,945
Percentage of revenue	21.8%	20.7%	21.0%	20.6%
Research and development	$674,362	$639,467	$2,175,969	$2,261,596
Percentage of revenue	3.2%	3.5%	3.6%	4.2%

General and Administrative

For the three months ended September 30, 2025, general and administrative expense increased by $0.4 million, or 10%, to $4.4 million from $4.0 million for the same period in 2024. This increase is primarily due to higher legal and professional expenses, software maintenance, and increased payroll and benefit expenses.

For the nine months ended September 30, 2025, general and administrative expense increased by $1.1 million, or 9%, to $13.2 million from $12.1 million for the same period last year. This increase is primarily due to higher legal and professional expenses, regulatory consulting, and payroll and benefits expenses.

Sales and Marketing

For the three months ended September 30, 2025, sales and marketing expense increased by $0.8 million, or 21%, to $4.6 million from $3.8 million for the same period in 2024. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expenses.

For the nine months ended September 30, 2025, sales and marketing expense increased by $1.7 million, or 15%, to $12.8 million from $11.1 million for the same period last year. This increase is primarily due to higher sales commissions, sales activities expenses, and payroll and benefits expense.

Research and Development

For the three months ended September 30, 2025, research and development expense increased $35 thousand, or 5%, to $674 thousand from $639 thousand for the same period in 2024. This increase is primarily due to an increase in payroll and benefit expenses related to the newly cleared MRidium® 3870 IV infusion pump system.

For the nine months ended September 30, 2025, research and development expense decreased $0.1 million, or 4%, to $2.2 million from $2.3 million for the same period last year. This decrease is primarily due to decreased prototype and consulting expenses related to the MRidium® 3870 IV infusion pump system.

Other Income, Net

Other income, net consists of interest income, (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2025, other income, net decreased $165 thousand, or 26%, to $464 thousand from $629 thousand for the same period in 2024.

For the nine months ended September 30, 2025 and 2024, other income, net decreased $0.3 million, or 14%, to $1.5 million from $1.8 million for the same period in 2024. This income is primarily interest received in 2025 and 2024 on money market fund investments.

Income Taxes

For the three and nine months ended September 30, 2025, we recorded a provision for income tax expense of $1,721,074 and $4,532,357, respectively. For the three and nine months ended September 30, 2025, our effective tax rate was 23.6% and 22.0%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by research and development tax credits.

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

On July 31, 2024, the Company received a notice of examination from the I.R.S. for the tax year ended December 31, 2021. On July 29, 2025, the Company received notice that the I.R.S. completed its review of our tax return for the tax year ended December 31, 2021, with no changes to our reported tax return and closed out its examination. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2022 and subsequent years.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments.

As of September 30, 2025, we had cash and cash equivalents of $56.5 million, stockholders’ equity of $98.4 million, and working capital of $72.1 million. As of December 31, 2024, we had cash and cash equivalents of $52.2 million, stockholders’ equity of $86.8 million, and working capital of $66.7 million.

On April 3, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Shelf”), which was declared effective by the SEC on May 8, 2024. The 2024 Shelf covers the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock. As of September 30, 2025, all $75.0 million remained available under the 2024 Shelf.

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

	Nine Months Ended
	September 30,
	2025	2024

	(unaudited)
Net cash provided by operating activities	$19,024,428	$19,637,394
Net cash used in investing activities	(8,004,593)	(5,760,057)
Net cash used in financing activities	(6,727,591)	(11,918,484)

Cash provided by operating activities decreased by $0.6 million, to $19.0 million for the nine months ended September 30, 2025, compared to $19.6 million for the same period in 2024. During the nine months ended September 30, 2025, cash provided by operations was positively impacted by higher net income, lower cash outflows related to accounts payable, and negatively impacted by increased inventory purchases, prepaid expenses and accounts receivable.

Cash used in investing activities increased by $2.2 million, to $8.0 million for the nine months ended September 30, 2025, compared to $5.8 million for the same period in 2024. The majority of our 2025 spend in investing activities is attributed to construction costs of the completed New Facility to accommodate our anticipated growth.

Cash used in financing activities decreased by $5.2 million, to $6.7 million for the nine months ended September 30, 2025, compared to approximately $11.9 million for the same period in 2024. The decrease is primarily due to December 2023 declaration of a special cash dividend and subsequent payment in the first quarter of 2024. In the second quarter of 2024, the Company commenced paying a regular quarterly cash dividend payment. Special and quarterly cash dividend payments are subject to the sole discretion of the Board and applicable law.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2024.

Recent Accounting Pronouncements

As of September 30, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2024 Annual Report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2025 were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2024 Annual Report and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information

Rule 10b5-1 Trading Arrangement Changes

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended September 30, 2025.

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

IRADIMED CORPORATION

Dated: November 3, 2025	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)