Form 10-K
period 2025-12-31
IRADIMED CORP
filed 2026-03-06
CIK 1325618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NO. 001-36534

IRADIMED CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Delaware	73-1408526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12705 Ingenuity Drive Orlando, Florida	32826
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 677-8022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	IRMD	Nasdaq Global Market

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $480,857,846.

There were 12,782,566 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2026. The registrant’s common stock is listed on the Nasdaq Global Market under the stock symbol “IRMD.”

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed by the registrant within 120 days of December 31, 2025. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

IRADIMED CORPORATION.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
●	the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
●	unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
●	failure to obtain and/or maintain regulatory approvals and comply with applicable regulations;
●	our primary reliance on a limited number of products;
●	our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
●	our expectations regarding the sales and marketing of our products, product candidates and services;
●	our expectations regarding the integrity of our supply chain for our products;
●	the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
●	our expectations for market acceptance of our new products;
●	the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
●	our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
●	our ability to identify and pursue development of additional products;
●	the implementation of our business strategies;
●	the potential for exposure to product liability claims;

●	our financial performance expectations and interpretations thereof by securities analysts and investors;
●	our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
●	difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
●	changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
●	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
●	costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
●	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
●	costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
●	the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
●	changes in our production capacity, including interruptions in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
●	if third parties fail to uphold their contractual duties or meet expected deadlines;
●	uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
●	competitive pressures in the markets in which we operate;
●	potential negative impacts resulting from a future pandemic or epidemic, or natural disaster;
●	the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
●	breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyberattack, data leakage, unauthorized access or theft;
●	the risks associated with the integration of Artificial Intelligence (“AI”) or Machine Learning (“ML”) into our products or business;
●	the loss of, or default by, one or more key customers or suppliers;

●	unfavorable changes to the terms of key customer or supplier relationships;
●	weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
●	increasing and/or fluctuating tax and interest rates as well as inflationary pressures on the U.S. and global economies;
●	geopolitical risks, including tariffs, trade disputes, international conflicts and recent or upcoming elections in the United States and other countries, which could, among other things, lead to increased market volatility; and
●	other risks detailed in our filings with the United States Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1. BUSINESS

Overview

IRADIMED CORPORATION (“IRadimed”, the “Company,” “we,” “us,” “our” or similar terms) develops, manufactures, markets and distributes Magnetic Resonance Imaging (“MRI”) compatible medical devices and related accessories, disposables and services relating to them. We were originally incorporated in Oklahoma under the name IRI Development, Inc. in 1992, and we merged our Oklahoma corporation into the newly formed Delaware corporation, IRADIMED CORPORATION, in April 2014.

MRidium® 3870 MRI Compatible IV Infusion Pump System

We are the only known provider of a non-magnetic intravenous (“IV”) infusion pump system that is specifically designed to be safe for use during MRI procedures and operates dependably in magnetic fields up to 15,000 gauss. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium 3870 MRI Compatible IV Infusion Pump System, introduced in 2025, has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts, touch screen user interface, and other special features to safely and predictably deliver anesthesia and other critical care IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

The MRidium 3870 IV Infusion Pump System consists of the MRidium 3870 MRI Compatible IV Infusion Pump, a non-magnetic IV pole mounting system, a non-magnetic mobile IV pole stand, proprietary disposable IV tubing sets and other options including a Remote Display Unit. The optional MRidium 3875 Remote Display Unit provides the clinical user with continuous visual, audible, and remote control of the MRidium 3870 MRI Infusion Pump(s) from within the MRI Control Room, allowing the user to control the Infusion Pump(s) without the need to disrupt an active MRI scan by entering the MRI System Room.

MRidium 3860+ MRI Compatible IV Infusion Pump System

Our patented MRidium 3860+ IV Infusion Pump System has been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

The MRidium 3860+ IV Infusion Pump System consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories. New MRidium 3860+ Pump System sales will be discontinued during 2026, with continued warranty and technical support continuing through applicable contracted periods.

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

With the expanding use of MRI procedures, both traditional procedures, and intraoperative and interventional procedures, safe and reliable infusion delivery and patient monitoring in an MRI environment is becoming increasingly important to hospitals and other medical providers. Our founder, President, Chief Executive Officer, and Chairman of our Board of Directors (the “Board” or the “Board of Directors”), Roger Susi, is a pioneer in the MRI compatible medical device industry, having invented the first MRI compatible patient monitoring system in 1986 and the first non-magnetic MRI compatible IV infusion pump system in 2004.

We sell our products primarily to hospitals and acute care facilities, both in the United States and internationally. We currently employ a direct sales strategy in the United States and as of December 31, 2025, our direct sales force consisted of 29 field sales representatives, supported by ~~4~~ regional sales directors, and supplemented by 10 clinical application specialists. Internationally, we market our products into approximately 80 countries through the use of independent distributors.

As of December 31, 2025, we have sold approximately 13,098 MRI compatible IV infusion pump system channels and approximately 3,397 of our 3880 MRI compatible patient vital signs monitoring systems.

We generate revenue from the sale of these and other MRI compatible medical devices and related accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. In fiscal year 2025, our revenue was $83.8 million and our income from operations was $26.1 million representing an operating profit margin of approximately 31.2 percent. Refer to the information contained under the caption “Financial Highlights and Outlook” regarding our outlook for fiscal year 2026.

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

Mr. Susi began exploring the market for an MRI compatible IV infusion pump while at Invivo. Invivo subsequently disclaimed any interest in the infusion pump and acknowledged that Mr. Susi was free to pursue the infusion pump development for his own account. Accordingly, Mr. Susi began the formal and detailed development of what subsequently became our 3850 MRidium MRI compatible IV infusion pump system. This first-generation MRI compatible IV infusion pump system and its associated proprietary IV tubing sets obtained FDA 510(k) clearance in

March 2005 after which we began our sales and marketing efforts. The 3860+ infusion pump system was introduced in 2009.

In May 2025, we received FDA 510(k) clearance for our new MRidium 3870 IV infusion pump system and completed our first customer shipment in December 2025. Our MRidium 3870 and 3860+ are the only MRI compatible IV infusion pump systems on the market today.

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

In 2022, we introduced our ferromagnetic detection device (“FMD”), IRadimed FMD1 3600 with Remote Alarm Logging Unit, (“RALU”). This is the first FMD with TruSenseTM threat qualification technology for MRI safety strategy in hospitals. This technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status reducing false alarms, all while simultaneously circumventing background magnetic field noise.

Industry

We currently compete in the MRI compatible medical device and related services market.

Need for MRI Compatible IV Infusion Pumps and Vital Signs Monitors

MRI is a widely used, non-invasive medical imaging technique to visualize vital organs, bodily function and to identify blockages, abnormalities, and growths. MRI is generally considered safer than other scanning techniques that expose the body to radiation. This is particularly true for children. As such, practitioners at hospitals and other medical facilities have been increasingly developing and using MRI for new diagnostic procedures and even as an aid in therapeutic procedures. These procedures include cardiac stress testing, intraoperative MRI and neurology MRI techniques. Our MRI compatible products offer a way to continuously deliver essential IV fluids safely and accurately while also monitoring the vital signs of critically ill or sedated patients, thereby allowing the expanded use of MRI procedures, better or quicker diagnoses and treatments that may lead to shorter hospital stays resulting in lower health care costs.

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

IV fluids and vital signs monitoring are needed during MRI procedures for many different reasons. Infusion pumps provide sedation to patients who are not able to remain immobile during an MRI scan and to deliver a continuous flow of critical medications to seriously ill patients, including those from critical care departments. Given the benefits to patient safety, radiology departments performing the scan, anesthesia departments delivering sedation and critical care specialists responsible for delivering critical medications during MRI procedures often initiate requests for an MRI compatible IV infusion pump. Additionally, the Joint Commission on Accreditation of Healthcare Organizations requires monitoring of a patient’s vital signs while under sedation. Further, vital signs monitoring is also required when the patient’s condition prevents them from alerting clinicians when experiencing pain, respiratory problems, cardiac distress or other difficulties that may arise during an MRI scan.

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

Expansion of Intra-Hospital Use of MRI Compatible Devices

Historically, we marketed our MRI compatible devices primarily to the MRI departments of U.S. hospitals. We believe, however, based on feedback and historical successes selling our devices, that there is potential for expanded deployment of our MRI compatible IV infusion pumps and MRI compatible monitors within the Intensive Care Unit (ICU), Emergency Room (ER), and other critical care departments within U.S. hospitals where there is a high probability that MRI procedures will need to be performed on these patients. These additional call points within the critical care areas of a hospital often result in additional sales into radiology. Additionally, expanded use of our MRI compatible medical devices serves as a type of transport package and allow for consistent and uninterrupted administration of IV fluids and monitoring of vital signs, allowing for easier and safer intra-hospital transport of patients to and from the MRI scanner.

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

Driving market awareness of our MRI compatible patient vital signs monitoring system

We believe our 3880 MRI compatible patient vital signs monitoring system creates customer value by resolving significant workflow issues through the additional utilization achievable with our MRI monitor that is not possible with other MRI monitors. Our 3880 Monitor’s compact and lightweight design facilitates the use of multiple monitors to support a single MRI scanner as well as the transportation of patients from their critical care unit to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and recording and decreasing the amount of time critically ill patients are away from critical care units. Because of the transport capabilities that only our small-sized 3880 Monitor offers, we believe multiple departments within a hospital will be interested in purchasing our device. Other MRI monitors are considered too large and heavy for use in patient transport scenarios are therefore typically only located in the MRI departments of hospitals.

Continuing to innovate with MRI compatible patient care products.

Our management team has a significant amount of experience developing and commercializing MRI compatible products. We have entrenched relationships with several of the industry’s top thought leaders and we have, and will continue to, closely collaborate with them to build upon IRadimed’s innovative MRI compatible technologies. We intend to leverage this experience and collaboration to innovate and commercialize other technologically advanced MRI compatible patient care products. Our 2022 introduction of our FMD and the 2025 introduction of our MRidium 3870 MRI Compatible IV Infusion Pump System are examples of this innovation that promotes safety and provides growth opportunities for us.

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

Commercial Strategy

We believe that the MRI compatible IV infusion pump and monitor markets continue to have growth potential and we continue to drive increased awareness, adoption and utilization of our MRI compatible products by:

Continued development of our MRI-focused U.S. direct sales force and our international sales efforts

We believe the most meaningful aspect of our commercialization strategy in the U.S. is the continued development of the market through driving awareness and education by our direct sales force. Since there is no current direct competitor for an MRI compatible IV infusion pump, our focus is on expanding the market through better education on the advantages to patients, clinicians and hospitals of our latest infusion pump solutions and the shortcomings of current workaround practices. Additionally, with our 3880 Monitor, we focus on educating customers on the total workflow benefits our devices offer and how our devices increase the efficiency of MRI scanners via patient throughput.

As business progress dictates, we intend to add to our specialized, MRI product-focused direct sales team, including our supporting clinical application specialists. We believe that we can increase sales of our MRI compatible medical devices by continuing to call on critical care departments, which may help influence hospitals’ purchasing decisions. We believe that this strategy is likely expanding the number of acute care facilities using our MRI compatible products and increasing the average number of MRI compatible IV infusion pumps and monitors per MRI scanner.

Internationally, our focus is to continue working with our distributors in key target markets, such as Europe and Asia, to expand the business and augment our market penetration rates. As business progress dictates, we plan to expand our staff to serve the largest potential markets outside the U.S. by building relationships at the local level.

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

1.M
5.2.M
3T
Magnet
MRI Magnet Room
> 10,000 Gauss
< 15,000 Gauss
Current other MRI compatible products (safe < 200 Gauss)
Conventional pumps with extended tubing (must operate outside MRI Magnet Room)

We currently offer four primary products for use in the scanner room: (1) our MRidium 3870 MRI compatible IV infusion pump system with associated disposable IV tubing sets (2) our MRidium 3860+ MRI compatible IV infusion pump system with associated disposable IV tubing sets, (3) our 3880 MRI compatible patient vital signs monitoring system with associated disposable products, and (4) our 3600 FMD1 with RALU FMD.

MRidium MRI Compatible IV Infusion Pump Systems

The patented MRidium MRI compatible IV infusion pump system is based upon a non-magnetic, ultrasonic motor and other uniquely designed non-ferrous parts to provide accurate and dependable fluid delivery to patients undergoing an MRI procedure. Our MRidium MRI compatible IV infusion pump system has been designed to offer numerous advantages to hospitals, clinicians, and patients. MRidium’s strengths include the following:

●	The only non-magnetic MRI compatible IV infusion pump system specifically designed and built to operate inside the MR environment.
●	A mobile, rugged, easy-to-operate, and reliable system with a strong safety record.
●	Able to operate virtually anywhere in the MRI scanner room; approved for use in the presence of 0.2T to 3T magnets and fully operational up to the 10,000-line for the MRidium 3860+ MRI compatible IV infusion pump and15,000 gauss-line for the MRidium 3870 MRI compatible IV infusion pump.
●	Available with a Dose Error Reduction System (“DERS”) to reduce the risk of medication errors and simplify clinician monitoring.
●	Available with a wireless remote display/control providing clinicians and technicians control and visibility from outside of the MRI scanner room.

Our MRI compatible IV infusion pump systems include the MRI compatible IV infusion pump, proprietary single-use IV tubing sets, a non-magnetic pole and a lithium battery. In addition, we offer optional upgrade systems as discussed below.

MRidium 3870 MRI Compatible IV Infusion Pump

The MRidium 3870 MRI compatible IV infusion pump was introduced in 2025 with a completely revamped design that improved upon the performance and features of our second generation MRidium 3860+ MRI compatible IV infusion pump. The MRidium 3870 infusion pump system operates reliably in the presence of 0.2T to 3T magnets and is fully operational up to the 15,000 gauss-line. This means our MRidium 3870 is highly versatile and can operate virtually anywhere in the MRI scanner room, including up to the entrance of the MRI system bore. The MRidium 3870 MRI compatible IV infusion pump system has a state-of-the-art color touchscreen graphical user interface (GUI) designed to assist the user throughout the infusion process. The pumping range of 0.4 mL per hour to 1,000 mL per hour provides a broad range of fluid flow control. Our range of infusion rates offered supports the ability to administer IV fluids during MRI scans which can relax patients with anxiety and/or claustrophobia, or to provide critical medically necessary drugs such as vasopressors, vasodilators, and anti-coagulants. Our ability to provide infusions during MRI scans is also beneficial in reducing patient motion, particularly in neonates, children, or patients with neuromuscular disorders, which leads to improved imaging results. MRI sedation may also be medically necessary to reduce pain or lessen discomfort of patients requiring MRI scans.

Our MRidium 3870 MRI compatible IV infusion pump system offers our DERS drug library allowing clinicians to select a hospital pharmacy designed and approved pre-programmed drug protocol for infusions. This DERS feature allows the hospital’s pharmacy to determine various concentration and dosage parameters, enable or disable loading, bolus or keep vein open (KVO) functionality, and apply any pharmacy defined preset high and low dosage limits reducing the risk of infusion dosing errors. The MRidium 3870 MRI compatible IV infusion pump system is equipped with audible and visual alarms and can operate on its rechargeable battery for greater than 8-hours when infusing at rates of 125 mL per hour. The 3870 MRI compatible IV infusion pump is also intended to be used during transport within the clinical environment as part of the periprocedural care before and after MRI exams.

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

MRidium IV Tubing Sets - Disposables

The MRidium MRI compatible IV infusion pump system utilizes proprietary fluid delivery tubing sets, each known as an “IV tubing set.” Each use of our MRI compatible IV infusion pump requires a disposable IV tubing set. We offer a variety of IV tubing sets for varying infusion scenarios and these include our standard “spike” infusion set, syringe adapter infusion set and extension infusion set. Each of our IV tubing sets is latex-free and Di-2-ethylhexyl phthalate (DEHP)-free.

●	MRidium 1056 Standard Infusion Set. Our standard “spike” infusion set features the ability to accurately deliver liquids from either a bottle or IV bag. The 1056 standard infusion set contains two needle-free injection ports and is typically used when starting a new infusion from a bottle or bag.
●	MRidium 1057 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The 1057 vented syringe adapter set benefits from a low priming volume of 4 ml, which minimizes inefficient waste of medication. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.
●	MRidium 1058 Extension Infusion Set. Our extension infusion set allows users to transfer a patient on a standard infusion pump to our MRI compatible IV infusion pump. The user simply disconnects the existing IV tubing at the patient site and primes and connects the MRidium extension set to the existing IV tubing. Once removed from the conventional infusion pump and connected to our MRidium MRI compatible IV infusion pump, the user can program the pump and begin the infusion. The 1058 extension set includes one needle-free injection port and is typically used to provide uninterrupted critical medications to a severely ill patient during an MRI procedure.
●	MRidium 1059 Syringe Adapter Infusion Set. Our syringe adapter IV set enables users to provide accurate delivery of IV fluids directly from standard syringes. The 1059 vented syringe adapter set benefits from a low priming volume of 5 ml, which minimizes inefficient waste of medication, and has an additional seven inches in length compared to our 1057 syringe adapter IV set. This product is most commonly used for cardiac medications, anesthesia, and pediatric drug delivery.

MR IV Pole

We offer a fully functional and weighted non-magnetic IV pole that is designed for mobility within the hospital and the MRI scanner room. The IV pole can support up to four MRidium 3870 MRI compatible IV infusion pump channels or two MRidium 3860+ MRI compatible IV infusion pumps, each with a 3861 Side Car Pump Module. The IV pole is 66 inches (1.68 meters) high, stabilized with a wide pole radius and mobilized with five casters designed to roll easily during transport. The IV pole is equipped with four hooks for holding fluid bags.

Optional Features

Our MRI compatible IV infusion pump systems gives customers the ability to adapt their systems to meet their specific needs. In addition to our standard product features, we also offer system upgrades, which include a modular add-on second IV channel for our MRidium 3860+ through our 3861 Side Car, and up to three additional channels with our MRidium 3870, as well as a wireless remote control/display, DERS, and SpO2 monitor. We also offer rechargeable lithium polymer battery packs which have up to a 12-hour life when not connected to an electrical outlet.

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

3875 and 3865 MRidium Wireless Remote Display/Control

Our 3875 MRidium Remote Display Unit allows for complete control and monitoring of the MRidium 3870 MRI Infusion Pump providing the clinical user with continuous visual, audible, and remote control from within the control room (outside of the MRI scanner room). The MRidium 3875 Remote Display Unit utilizes a similar user interface as the MRidium 3870 MRI Infusion Pump and when placed in the MRI control room allows for continuous clinical user visualization and interaction of all infusion parameters, volume to be infused, IV, time and alarm messages as well as audible and visual alarm notifications. The MRidium 3875 Remote Display Unit provides continuous visualization of up to four MRidium 3870 MRI Infusion Pumps simultaneously. The MRidium 3870 MRI Infusion Pump can only communicate, using a proprietary point-to-point, non-network radio and firmware, with a companion 3875 Remote Display Unit with the same link password and channel selection.

Our MRidium 3865 Wireless Remote also allows for complete control and monitoring of the MRidium 3860+ MRI compatible IV infusion pump from the control room The MRidium 3865 Wireless Remote relays all commands via a single channel and displays information bi-directionally between the MRI compatible IV infusion pump and the remote display/control unit. Utilizing the same user interface and large bright display as the MRidium pump, our wireless remote display/control unit permits clinicians to adjust all pump parameters, including SpO2 monitoring parameters, rates, dose, volume, pump run/stop, alarms (adjust or reset), as well as real-time titration. Our remote display/control unit utilizes a proven MRI compatible 2.4 GHz frequency hopping spread spectrum radio technology for artifact-free operation that does not disturb the MRI imaging process. Clinicians may also use the remote display/control unit to adjust a second pump channel when used in combination with our Side Car unit discussed above. Our MRidium Wireless Remotes also functions as a battery charger for our MRidium battery pack.

Dose Error Reduction System (DERS)

Our DERS software for use with our MRidium MRI compatible IV infusion pump systems incorporates the latest dosing safety features for patients. The DERS system enables users to create a unique drug library and establish nominal values and limits for dose and concentration for specified infusion protocols. With DERS, patient safety and user convenience are supported by user-programmed infusion hard limits (maximum and minimum) and soft limits (high and low limits that require user confirmation to exceed). The dose applied via DERS is displayed and can be adjusted directly on the running screen at any time during the infusion. The memory card allows for easy archiving and updating of the drug library.

SpO2 Monitoring with Sensor and Accessories

Our MRidium MRI compatible IV infusion pump system also offers state-of-the-art Masimo SET® SpO2™ capability providing a unique ability to have SpO2 monitoring and IV delivery combined in one unit. This feature offers users the ability to start sedations outside of the MRI scanner room, transport to the scanner, and then back to recovery without having to discontinue SpO2 monitoring of the patient. In addition, our fiber optic MRI SpO2 sensor and accessories provide a safe connection between the patient and our MRI compatible IV infusion pumps. This fiber optic based SpO2 sensor delivers outstanding performance while avoiding potentially hazardous heating or image artifact during MRI scans. The method of patient attachment uses a medical-grade silicone rubber sensor grip that allows easy and convenient attachment to the patient’s hand or foot, and accommodates pediatric, adult, and infant patients with various size grips.

We believe our MRidium 3870 and 3860+ MRI compatible IV infusion pump system and its customizable features comprehensively and uniquely address the needs of MRI departments within hospitals and other medical facilities.

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

IRadimed FMD1 with RALU

Our 3600 FMD, IRadimed FMD1 with RALU is the first FMD with TruSenseTM threat qualification technology. Our patented TruSenseTM technology predicts an approaching ferrous hazard by uniquely sensing a threat’s speed, trajectory, and Zone IV door status with IRadimed’s expertise in Dynamic Signal Processing. This technology reduces false alarms, all while simultaneously circumventing background magnetic field noise. The 3600 can be self-installed and does not require drilling, special tools, permits or contractors like traditional FMD systems.

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

We have 21 issued U.S. patents and 4 issued foreign patents with remaining lives of up to 19 years. We also have a number of U.S. patent applications pending. These patents and patent applications relate to our product technologies. We intend to file patent applications with respect to future patentable developments and improvements when we believe that seeking such protection is in our best interest.

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

Sales and Marketing

We sell our MRI compatible products through our direct sales force in the U.S. and independent distributors internationally. In the U.S., we sell our products through our 29 direct field sales representatives, 4 regional sales directors and 10 clinical application specialists. We have distribution agreements for our products with independent distributors selling our products internationally. We have developed an experienced team of international distributors that have a strong MRI/radiology product portfolio and focus. Our international distributors are managed by our international sales team.

The percentage of total revenue generated by geographic region was as follows:

	Percent of Revenue
	Year Ended December 31,
	2025	2024
United States	84%	83%
International	16%	17%

The percentage of total revenue generated by product type was as follows:

	Percent of Revenue
	Year Ended December 31,
	2025	2024
Devices	72%	71%
Amortization of extended maintenance agreements	3%	3%
Disposables	21%	21%
Service and other	4%	5%

Selling cycles for our devices have varied widely and have historically ranged between three and six months in duration.

The principal customers for our MRI compatible products include hospitals and acute care facilities with MR equipment on site. The key decision maker in a purchase varies depending on the hospital department making the purchase. We serve these customers through our sales and service specialists and believe that our specialists are well-positioned to build upon these customer relationships. We communicate with our customers on a regular basis to understand potential issues or concerns as well as to improve our products and services in response to their needs. Product orders and inquiries are handled by trained service representatives who communicate with customers after equipment shipments, installations, and service repair calls. We have implemented various other programs which enable us to assess our customers’ needs. These programs include surveys and visits to customer sites.

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

Manufacturing and Suppliers

We assemble our products in our new facility, which opened in 2025, in Orlando, Florida (“New Facility”), from components and sub-assemblies purchased from outside suppliers. We perform final assembly, testing and packaging to control quality and manufacturing efficiency. We purchase components and sub-assemblies from qualified suppliers that are subject to our stringent quality specifications and inspections by us. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or disposables for use with these medical devices. Our historical track record of producing MRI compatible products has been good; however, there can be no assurance that this trend will continue or that we will be able to produce sufficient units to reach our expected revenue growth rates.

Some of the raw materials and parts that are critical to the production and operation of our products are sourced from single suppliers. Some components we or our suppliers utilize are from Chinese or Taiwanese manufacturers. We have never encountered a significant supply interruption from any sole supplier; however, the operations of our third-party suppliers could be disrupted by conditions unrelated to our business operations or that are beyond our control, including but not limited to the global supply chain issues, international trade restrictions and tariffs, excessive demand creating shortages of available supply, conditions related to health pandemics and geopolitics such as embargos, quarantines, and military actions. We continuously monitor our supply chain regarding these matters to anticipate and prevent risk of disruption. We typically maintain no less than a three-month supply of raw materials and parts that are sourced from sole suppliers and make efforts to identify additional suppliers who may be able to provide such raw materials or parts. For example, the non-magnetic, ultrasonic motor which drives our MRI compatible IV infusion pump was sole sourced from a major multinational Japanese manufacturing company until December 2024 when the Company chose to enter into a technology transfer and license agreement with the supplier allowing the Company to manufacture its own non-magnetic, ultrasonic motors.

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

Our SpO2 products, which measure blood oxygen saturation and are included in our MRI compatible IV infusion pump and our MRI compatible vital signs monitor, also compete indirectly with many other methods currently used to measure blood oxygen levels or the effects of low blood oxygen levels.

MRidium MRI Compatible IV Infusion Pump System

We do not believe there is currently any direct competition for our MRI compatible IV infusion pump systems. As a result, we believe that our MRidium 3870 and 3860+ MRI compatible IV infusion pumps are the only true MRI compatible IV infusion pumps available today.

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

MRI Compatible Patient Vital Signs Monitoring System

There are several manufacturers that have developed competing MRI compatible vital signs monitoring systems that are currently on the market. We believe the dominant competitor with a market-leading position in MRI compatible vital signs monitoring is Invivo Research, which was founded by Roger Susi, our founder, President, and Chief Executive Officer, and Chairman of the Board. Invivo Research is now owned by Koninklijke Philips NV (NYSE: PHG).

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

Our research and development expenses remain consistent at $3.0 million, or 3.5 % of revenue in 2025, and $2.8 million or 3.9 % of revenue in 2024.

Human Capital

As of December 31, 2025, we had 166 full-time employees, including 55 in manufacturing and service, 68 in sales, marketing and customer support services, 14 in regulatory affairs and quality assurance, 14 in finance and administration and 15 in research and development. No employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to reduce risks of harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any allegations. The basis for recruitment, hiring, development, training, compensation, and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities.

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

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive governmental regulation. Most notably, all our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act of 1938, as amended (“FDC Act”), as implemented and enforced by the FDA. The FDA, and in some cases other government agencies, such as the U.S. Federal Communications Commission (“FCC”), administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution, and post-market surveillance of our products.

Unless an exemption applies, each defined medical device that we market must first receive either premarket notification clearance (by making what is commonly called “a 510(k) submission”) or premarket approval (by filing a premarket approval application (“PMA”) from the FDA pursuant to the FDC Act). In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process varies in length and often extends beyond twelve months. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. It generally takes from two to three years or even longer. All our current regulated medical devices and related products that are available in the U.S. were originally cleared through the 510(k) process as required by the FDA. We cannot be sure that future medical devices or modifications of current medical devices will qualify for the 510(k) pathway or whether PMA approval will be required for any future product that we propose to market. An exception is our FMD1 (Ferrous Metal Detector), which does not fall under FDA regulation as it does not meet the definition of a medical device per section 201 (h) of the FDC Act.

In December 2014, the FDA issued guidance entitled “Infusion Pumps Total Product Life Cycle.” This guidance established substantial additional pre-market requirements for new and modified infusion pumps. Through this guidance, the FDA required more data needed to demonstrate product safety for future 510(k) submissions for infusion pumps, including the potential for more clinical and human factors data. The impact of this guidance results in a more time-consuming and costly process to obtain regulatory clearance to market infusion pumps. In addition, new requirements beyond the 2014 FDA guidance could result in longer delays for the clearance of new products, modification of existing infusion pump products or remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of attendant product revenues.

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

Product Recalls

We have made substantial investments in quality systems, and we will continue to make improvements to our products and systems to further reduce potential issues related to patient safety and avoid recalls in the future. Product quality plays a critical role in our success. While we believe that we have made significant improvements to our product quality and overall quality systems, quality concerns, whether real or perceived, could adversely affect our results. Conversely, improving quality can be a competitive advantage and improve our results. For more information about risks related to these matters, see the section captioned “Defects or failures associated with our products and/or our quality control systems could lead to the filing of adverse event reports, recalls or safety alerts and negative publicity and could subject us to regulatory actions” in the “Risk Factors” section.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of medical devices to hospitals and other healthcare providers, we and our customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides several exceptions or “safe harbors” for particular types of transactions. While we do not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which may apply to us. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. We have developed and implemented business practices and processes to train our personnel to perform their duties in compliance with healthcare fraud and abuse laws. While we conduct informal oversight to detect and prevent these types of fraud and abuse, we lack formal written policies and procedures at this time. If we were unable to document and implement the controls and procedures required in a timely manner or otherwise violate such laws, we might suffer adverse regulatory consequences or face criminal sanctions, which could harm our operations, reputation, and financial results.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation balanced with a goal of optimizing international harmonization. For example, the European Union (“EU”), which currently relies on independent third parties, (called “Notified Bodies”) rather than governmental authorities to review and certify medium and high-risk medical devices, is moving to more governmental oversight of medical devices. Currently, the regulatory requirements for a broad spectrum of medical devices are covered in three European Medical Device Directives (adopted in the 1990’s) with which manufacturers must comply in order to receive a CE Certificate of Conformity (“CE Mark”) from a Notified Body. Only certified medical devices bearing a CE Mark can be sold in the EU, the European Free Trade Association (“EFTA”) countries and Türkiye. EFTA includes Iceland, Norway, Principality of Liechtenstein and Switzerland.

In May 2017, the EU implemented a new regulatory scheme for medical devices under the Medical Device Regulation (“MDR”). The MDR initially became effective in May 2021, however the MDR transition was recently extended to 2028 for Class IIb non-implanted devices. Regardless, our CE Certificates remain valid through December 2028, allowing us to continue shipping our products into the EU. MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions, and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR will require re-certification of our products to the enhanced standards and may result in substantial additional expense. If these measures are unable to be met, it may no longer be possible to place such devices on the EU market. Additionally, we may lose our current quality system certification due to ISO Registrar difficulties as European authorities increase regulatory pressure or increase scrutiny resulting from MDR. The loss of the quality system certification may prevent product shipments to the EU and to other foreign markets, such as Canada, which could significantly lower our revenues from foreign sales while we take remedial measures.

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

Available Information

Our principal executive office is located at 12705 Ingenuity Drive, Orlando, Florida 32826. Our telephone number is (407) 677-8022, and our website address is https://www.iradimed.com. Information contained on, or accessible through, our website is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Annual Report. Our common stock is listed and traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “IRMD”.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the SEC. We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at https://www.iradimed.com. Information contained on our website is not a part of this Annual Report and is not incorporated into this Annual Report.

In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Board has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all of our executives, directors, and employees. The Code of Ethics covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the Code of Ethics is posted on the Governance section of the Investors page of our website, which is located at www.iradimed.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting the required information on our corporate website address at https://www.iradimed.com.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report, including our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Annual Report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.~~”~~

Risk Factors Summary

The following is a summary of the risk factors that could materially affect our business, financial condition, or future results, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business and Financial Condition

●	Our dependence on a limited number of products, and disruptions in our ability to sell these products.
●	Dependence upon the integrity of our supply chain and third-party suppliers for certain raw materials and components.
●	Failure to protect our information technology infrastructure which could adversely affect our business and operating results.
●	The strict adherence to regulatory requirements governing medical devices during the manufacturing process and that of suppliers.
●	Our markets are very competitive, and we sell certain of our products in a mature market.
●	We manufacture and store our products at a single facility in Florida.
●	Failure to maintain relationships with IDNs and GPOs.
●	The lengthy sales cycle for medical devices could delay our sales.
●	Our reliance on distributors to sell our products outside the U.S.
●	Successful development and commercialization of enhanced or new products to remain competitive.
●	Our dependency on our founder, Chairman, President and Chief Executive Officer, Roger Susi.
●	Inability to scale our operations or adequately manage generational upgrades to our own products.
●	Difficulties associated with accurately forecasting our business performance.
●	Inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
●	Changes in effective tax rates or results from examination of income or other tax returns.

●	The development and increased use of AI presents operational risks and challenges that could damage our reputation or materially harm our business; similarly, AI presents opportunities that we may fail to seize and employ which could materially harm our business.
●	Our financial condition, results of operations and cash flow may be adversely affected by changing economic conditions, including interest rates and inflation, and other factors beyond our control.

Risks Related to Our Industry

●	Changes in government regulations such as tariffs, sanctions, export controls and other trade restrictions, or U.S. healthcare policy could force us to make modifications to how we develop, manufacture, market, and price our products which may have a material adverse effect on our financial condition and results of operations.
●	Failure to obtain, or experience significant delays in obtaining, FDA clearances or other necessary approvals to commercially distribute new products.
●	Risks associated with doing business outside of the U.S.
●	We may incur product liability losses or become subject to other lawsuits related to our products, business, and insurance coverage could be inadequate or unavailable to cover these losses.
●	Our products or product types, or MR imaging could be subject to negative publicity.
●	Healthcare fraud and abuse regulations could potentially result in significant liability, require us to change our business practices and/or restrict our operations in the future.
●	Impact of violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	We and our suppliers and customers are required to obtain regulatory approvals and maintain compliance with regulations applicable to medical devices (infusion pumps and patient monitors).

Risks Relating to our Intellectual Property

●	Protection of confidential intellectual property, unpatented trade secrets, and proprietary technology.
●	Uncertainties associated with timely patent reviews and approvals.
●	We may become involved in patent litigation or other intellectual property proceedings relating to our current and future products.

Risks Related to Ownership of Our Common Stock

●	Significant fluctuations and volatility of our common stock
~~●~~	Use of capital for the payment of dividends (or the reduction or suspension of expected dividends), repurchases of our common stock, and the potential need or decision to raise additional capital in the future
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified Board members.
●	The ability of Roger Susi, who serves as our Chairman of the Board, President and Chief Executive Officer, to exert significant influence over matters subject to stockholder approval due to his significant minority ownership.

●	Impact of being a public company on our competitive environment and our risk of potential litigation or involvement in securities class action litigation, if any.
●	Impact of securities or industry analysts’ failing to initiate research coverage of our stock, downgrading our stock, or discontinuing coverage.
●	Our charter documents and Delaware law have provisions that may discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current management.

Risks Relating to Our Business and Financial Condition

Our financial performance is significantly dependent on a limited number of products, and disruptions in our ability to sell these products may have a material adverse effect on our business.

Our current revenue and profitability are significantly dependent on the sale of the MRidium MRI compatible IV infusion pump systems, the 3880 MRI compatible patient vital signs monitoring system (both Class II medical devices) and the ongoing sale of related disposables and services.

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

In the near term, we do not anticipate finding alternative sources for our primary suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, or manufacture or deliver such materials later than anticipated, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale. Any such delay could materially and adversely affect our development programs, commercial activities, operating results, and financial condition.

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

Among the reasons we may be unable to obtain these raw materials and components include, but are not limited to:

●	a supplier’s inability or unwillingness to continue supplying raw materials and/or components;
●	regulatory requirements or action by regulatory agencies or others, including changes in international trade treaties and/or tariff rates, the countries, components and materials to which such tariffs apply;
●	adverse financial or other strategic developments at or affecting the supplier, including bankruptcy;
●	unexpected demand for or shortage of raw materials or components;
●	failure of the supplier to comply with quality standards which results in quality and product failures, product contamination and/or recall;
●	discovery of previously unknown or undetected imperfections in raw materials or components;
●	labor disputes or shortages, including from natural disasters and the effects of health emergencies or pandemics; and
●	political instability and actual or anticipated military or political conflicts.

These events could negatively impact our ability to satisfy demand for our products, which could have a material adverse effect on our products’ use and sales and our business and results of operations. We may experience these or other shortages in the future resulting in delayed shipments, supply constraints, contract disputes and/or stock-outs of our products.

A cybersecurity incident or failure to protect our information technology infrastructure could be disruptive to our business, compromise confidential data, cause reputation harm, adversely affect our business and operating results, subject us to litigation and federal and state governmental inquiries.

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

We are subject to diverse laws and regulations relating to data privacy and security, such as federal and state data protection regulations, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and other state privacy laws that have been enacted or may be enacted in the future, and European data privacy laws, including the General Data Protection Regulation. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, civil liability and related fines, or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to customers or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, increased employee training, and engagement of third-party experts and consultants. The costs incurred to remediate any security incident could be substantial.

We are also subject to recent and increasing cybersecurity regulatory requirements from the FDA. The FDA has issued guidance on premarket and post-market cybersecurity for medical devices, which include requirements implementing a Software Bill of Materials (SBOM), conducting vulnerability assessments, and maintaining cybersecurity risk management processes. The FDA may also require cybersecurity labeling and documentation of our ability to provide timely security updates for our devices. Failure to comply with the FDA’s cybersecurity requirements could result in warning letters, refusal of 510(k) clearances, recalls, or other enforcement actions.

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

The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage, or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production, the affected products may have to be discarded. Manufacturing problems or delays could also lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions, or product liability related costs may also be incurred. Should we encounter difficulties in the manufacture of our products or be subject to a product recall, our business could suffer materially.

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

We manufacture and store our products at a single facility in Orlando, Florida, which is also the location of our principal executive offices. If by reason of fire, hurricane, or other natural disaster, or for any other reason, the facility is destroyed or seriously damaged or our access to it is limited, our ability to provide products to our customers would be seriously interrupted or impaired completely and our operating results and financial condition would be materially and negatively affected. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facility may harm our business, financial condition, and operating results.

Our manufacturing facility in Orlando, Florida is our only manufacturing facility, and if it is damaged or rendered inoperable or inaccessible due to political, social or economic upheaval or due to natural or other disasters, it would be difficult or impossible for us to manufacture our product for some period of time, which may lead to a loss of customers and significant impairment of our financial condition and operating results.

If we fail to maintain relationships with IDNs and GPOs, sales of our products could decline.

Our ability to sell our products to U.S. hospitals, acute care facilities and outpatient imaging centers depends in part on our relationships with IDNs and GPOs.

Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. We pay the GPOs an administrative fee in the form of a percentage of the volume of products sold to their affiliated hospitals and other members. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future or current competitor’s products, we may be precluded from making sales of our competing products to members of that GPO for the duration of the contractual arrangement. For example, even if we have an existing contract with a GPO for sales of our MRidium MRI compatible IV infusion pumps, we may encounter difficulties in selling, or be unable to sell, our 3880 MRI compatible patient vital signs monitoring system to that GPO’s affiliated hospitals and other members, which may result in a longer sales cycle or an inability to sell. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition, and results of operations. In the future, if another competitive supplier emerges, and we fail to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

The lengthy sales cycle for medical devices could delay our sales.

The decision-making process of customers is often complex and time-consuming. Based on our experience, we believe the period between initial discussions with customers regarding our products and a customer’s purchase of our products have varied widely and have historically ranged between three and six months in duration. Sales cycles can also be delayed because of capital budgeting procedures in hospitals. Moreover, even if one or two units are sold to a hospital, we believe that it will take additional time and experience with our products before other medical professionals routinely use them for other procedures and in other departments of the hospital. Such time would delay potential sales of additional units and disposable products or additional optional accessories to that medical facility or hospital. These delays could have an adverse effect on our business, financial condition, and results of operations.

Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated.

We rely on distributors for all our sales outside the U.S. and do not have direct control over foreign sales activities. These distributors also assist us with regulatory approvals and the education of physicians and government agencies outside of the U.S. Our revenues outside the U.S. in fiscal year 2025 represented approximately 16 percent of our net revenues. If our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenues or fail to meet our forecasts. We cannot be certain that we will be able to attract new international distributors nor retain existing ones that market our products effectively or provide timely and cost-effective customer support and service. None of our existing distributors are obligated to continue selling our products.

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

We believe that Mr. Susi will continue to play a leading and significant role in the development of new products and be an extremely valuable source of institutional knowledge about our markets, industry, customers and competitors due to his 40 year tenure in our field. Our current and future operations could be adversely impacted if we were to lose his services. Accordingly, our success will be dependent on appropriately managing risks related to maintaining his continued services, including having a succession plan.

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

Significant changes and volatility in most aspects of the current business environment, including financial markets, customer behavior, speed of technological, regulatory, and competitive changes make it increasingly difficult for us to predict our revenues and earnings into the future. Our quarterly sales and profits depend substantially on the volume and timing of orders fulfilled during the quarter, and such orders are difficult to forecast. Product demand is dependent upon the capital spending budgets of our customers and prospects as well as government funding policies and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. As a result, any revenue, earnings or financial guidance or outlook which we have given or might give may turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues, earnings, and financial information at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be incorrect. Historically, companies that have overstated their operating guidance have suffered significant declines in their stock price when such lesser results are announced to the public.

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

We base the aforementioned estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and in our financial statements. Our actual operating results may differ and fall below our assumptions and the financial forecasts of securities analysts and investors, resulting in a significant decline in our stock price.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

On July 29, 2025, the Company received notice that the IRS completed its review of our tax return for the tax year ended December 31, 2021, with no changes to our reported tax return, and closed out its examination. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2022 and subsequent years.

We are subject to the regular examination of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from regular examinations will not have an adverse effect on our business, financial condition, and results of operations.

The constant growth and development of technology, including the increased use of AI, presents risks and challenges to our operations that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm of our business.

Emerging technology is a consistent subject of new laws or regulations and evolving interpretations and applications of laws and regulations. If we fail to comply with these laws, we may be subject to penalties, fines or criminal or civil liability. The development and use of AI presents new risks and challenges that can impact our operations if we incorporate AI into our operations, or if used by our third-party vendors. While we aim to continue to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. If our AI technologies fail to operate as anticipated or not perform as specified, including any biases or errors in the outputs of AI, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed.

Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the Company. For example, the EU’s Artificial Intelligence Act classifies certain AI systems used in healthcare or medical devices as 'high-risk' systems, which are subject to strict requirements including conformity assessments, risk management systems, data governance, transparency, human oversight, and post-market monitoring. If we develop or use AI in systems or products that we sell in the EU, or any other jurisdiction that adopts similar regulatory frameworks, we could be subject to such requirements, which could lead to increased development and manufacturing timing and costs. In the United States, some states have adopted or are considering additional measures regarding the use of AI within the health care industry. Various state requirements related to data privacy, data protection, and the ethical use of AI create additional complexity and could require us to modify our use of AI on a state-by-state basis. The FDA has also recently modified its approach to AI-enabled medical devices, including allowing certain AI algorithm modifications to medical devices without requiring new premarket submissions. However, the FDA’s approach is evolving and there is uncertainty regarding the scope and application of its new policies. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business. Additionally, if we fail to keep pace with various AI technological developments, our competitive position and business results may be negatively impacted.

Our financial condition, results of operations and cash flow may be adversely affected by changing economic conditions, including interest rates and inflation, and other factors beyond our control.

In recent years, the U.S. market has experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain and volatile, as a result of current geopolitical conditions including conflicts in the Middle East, the ongoing Russia-Ukraine War and geopolitical tensions between China and Taiwan, instability in the U.S. and global banking systems, a high inflation environment, the imposition of tariffs or other trade barriers and the risk of retaliatory actions or prolonged trade conflict, the downgrading of the U.S.’s credit rating and the possibility of an economic slowdown. A decline in economic conditions, such as a recession, an economic downturn, and/or inflationary conditions in the U.S., can adversely and negatively impact our patients in a manner that could adversely affect our financial condition, results of operations and cash flow.

Risks Related to Our Industry

We are subject to substantial government regulation and trade policies that are subject to change and could force us to make modifications to how we develop, manufacture, market, and price our products.

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

The actual impacts of tariffs and other trade restrictions on our business, financial condition and results of operations continue to be subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs and restrictions may have on consumer demand and global automotive production volumes, the duration of such tariffs and restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs and restrictions in whole or in part, the scope and effective date of any exemptions to such tariffs or restrictions, any modification to existing exemptions to such tariffs or restrictions, countermeasures that target countries may take in response to such tariffs and restrictions, the impact such tariffs and restrictions may have on our customers and our supply chain, and whether and to what extent such tariffs are materially impacted by judicial review.

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

Sales to customers outside of the U.S. were approximately 16 percent of our net revenues in 2025 and we expect that non-U.S. sales will contribute to future growth. A majority of our international sales originate from Europe and Japan, and we also make sales in Canada, Hong Kong, Australia, Mexico and certain parts of the Middle East. The risks associated with operations outside the U.S. include:

●	foreign regulatory and governmental requirements that could change and restrict our ability to manufacture and sell our products;
●	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
●	foreign currency fluctuations that can impact our financial statements when foreign denominations, particularly the Japanese yen, are translated into U.S. dollars;
●	different local product preferences and product requirements, which might increase with increasing nationalism;
●	trade protection and restriction measures under international trade treaties and via tariffs, and import or export licensing requirements;
●	difficulty in establishing, staffing and managing non-U.S. operations;
●	failure to maintain relationships with distributors, especially those who have assisted with foreign regulatory or government clearances;
●	uncertainties regarding judicial systems and procedures, changes in labor, environmental, health and safety laws;
●	healthcare crises or epidemics;
●	potentially negative consequences from changes in or interpretations of tax laws, including U.S. state and foreign tax jurisdiction responses to recent changes in U.S. federal tax laws and tariff practices;
●	political instability and actual or anticipated military or political conflicts, including Russia’s continuing war to subjugate Ukraine, Israel and the Islamic Republic of Iran, various protracted conflicts and deteriorating security conditions in the Middle East and Africa, U.S.-China trade tensions, Taiwan Strait regional instability, and other geopolitical disruptions that could affect our supply chains or international markets;
●	longer payment cycles;
●	economic instability, inflation, deflation, recession or interest rate fluctuations;
●	potential disruption in supply chains; and
●	minimal or diminished protection of intellectual property.

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

In addition, with the current political climate, funding adjustments that change or impact Medicare or Medicaid as well as general uncertainties regarding these programs may impact a hospital’s ability to honor payment obligations.

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

We and our suppliers and customers are required to obtain regulatory approvals and maintain compliance with regulations applicable to medical devices, including infusion pumps and patient monitors, and these approvals could result in delays or increased costs in developing new products, subject us to sanctions and could adversely affect our business.

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

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult, and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, our business could be materially affected.

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

In February 2026, our Board of Directors declared an increased regular quarterly cash dividend of $0.20 per share of common stock. Even though our Board of Directors has approved the payment of a regular quarterly cash dividend on the Company’s common stock since 2024, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Board of Directors and will depend on a number of factors. In the future, the Board of Directors may elect to allocate capital based on our continued ability to generate cash from operations, our capital needs to support normal operations, and making investments aimed at supporting growth, rather than paying cash dividends. These capital allocation decisions could have a material adverse effect on our stock price. If the Board of Directors chose to reduce or omit a dividend and retain future earnings for the operation and expansion of our business, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will cause us to incur legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and results in demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to monitor and advise us regarding compliance, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This results in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may need to invest in additional resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

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

Mr. Susi, our founder, who serves as our Chairman of the Board of Directors, President and Chief Executive Officer, and his affiliates, beneficially own approximately 35 percent of our outstanding common stock as of December 31, 2025. Mr. Susi may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. He may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of promoting, delaying or deterring a change of control of our Company.

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

If securities or industry analysts do not publish research or reports about our business, or if they publish unfavorable research or downgrade our stock, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us, our business, our industry and our competitors. We do not control these analysts or the content, opinions, or timing of their reports. If one or more analysts who currently cover us cease coverage, fail to publish regular reports, or downgrade our stock, our stock price and trading volume could decline.

In addition, if securities or industry analysts do not initiate or maintain coverage of our Company, the trading market for our common stock may be less active, and the liquidity of our shares may be negatively affected. The absence of research coverage may also make it more difficult for investors to evaluate our business and prospects, which could adversely affect investor demand for our stock.

If analysts publish unfavorable or inaccurate research regarding our business model, financial performance, capital structure, competitive position, or future prospects, or if our operating results fail to meet analyst expectations, our stock price could decline, potentially materially. Furthermore, any reduction in the number of analysts covering us could lead to greater volatility in our stock price.

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

The Board provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which serves and functions as the Board’s primary oversight body to monitor the Company’s cybersecurity and related information technology risks and assists the Board of Directors in fulfilling its oversight responsibilities regarding Company policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing our information security policies and internal controls regarding information security; and reviewing the  annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the cybersecurity program and receives regular updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends from management, including the Company’s Executive Vice President of Continuous Improvement and Information Technology. The Audit Committee oversees the Company’s disclosure of any cybersecurity incident deemed material (and such materiality determination will be made by the Board upon recommendation of the Audit Committee) as required by the SEC or any other governmental authority, as applicable. The Audit Committee updates the full Board annually concerning the Company’s cybersecurity matters.

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

ITEM 2. PROPERTIES

During the third quarter of 2025, the Company completed construction and took occupancy of its New Facility with approximately 62,000 square foot, corporate office and manufacturing facility in Orlando, Florida. The New Facility maintains the Company’s corporate headquarters and primary manufacturing operation in a single purpose-built location designed to support current operations and future growth. The Company funded the construction entirely with cash, and the property is wholly owned with no outstanding debt.

Prior to occupying the New Facility, the Company leased office and manufacturing space to support its operations during the first and second quarters of 2025. Following the completion of construction, the Company transitioned its operations to the New Facility in the third quarter of 2025 and the applicable leases were terminated in accordance with their contracts.

The New Facility will accommodate the Company’s operational and manufacturing needs for the foreseeable future and provides available space and flexibility for growth and expansion.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was publicly traded under the stock symbol “IRMD” on the Nasdaq Capital Market from July 16, 2014 until June 13, 2024 and has been traded on the Nasdaq Global Market since June 14, 2024. Prior to July 16, 2014, there was no public market for our common stock.

Stockholders

As of February 28, 2026, we had 3 stockholders of record. This number does not include “street name” or beneficial holders, whose shares are held by banks, brokers, financial institutions and other nominees.

Dividends

On December 12, 2023, the Board of Directors declared the initiation of a regular quarterly dividend on the Company's outstanding common stock. On February 10, 2026, the Company announced that the Board increased our quarterly cash dividend from $0.17 to $0.20 per share of common stock. Additionally, the Company has paid special cash dividends on four occasions since 2022. The decision on whether to pay, and the amount and designation of cash dividends, if any, on our common stock in the future will be made by our Board of Directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the three months ended December 31, 2025.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet
	Number of		Publicly	Be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Plans or	Plans or
	(1)	(2)	Programs	Programs
October 1, 2025—October 31, 2025	—	$—	—	$—
November 1, 2025—November 30, 2025	93	$—	—	$—
December 1, 2025—December 31, 2025	24,341	$—	—	$—
Total	24,434	$—	—	$—
(1)	The number of shares purchased reflects shares withheld for taxes on vesting of restricted stock. There were no shares repurchased pursuant to the open market repurchase authorization.
(2)	The average price paid per share does not include the withheld shares discussed in (1).

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

The following graph shows a comparison, from December 31, 2020 through December 31, 2025, of cumulative total return for our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Medical Equipment Index assumes reinvestment of dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with our audited financial statements, the notes to such statements and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. Due to rounding, certain amounts in the tables herein may not sum precisely.

Our Business

We develop, manufacture, market and distribute MRI compatible medical devices and accessories, disposables and services relating to them.

We are a leader in the development of innovative MRI compatible medical devices. We are the only known provider of non-magnetic IV infusion pump systems specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium MRI compatible IV infusion pump systems have been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solutions provide a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

Each IV infusion pump system generally consists of an MRidium MRI compatible IV infusion pump, non-magnetic mobile stand, proprietary disposable IV tubing sets and many of these systems contain additional optional upgrade accessories.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the United States and internationally. As of December 31, 2025, our direct U.S. sales force consisted of 29 field sales representatives, 4 regional sales directors and supplemented by 10 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights and Outlook

Our revenue was $83.8 million in 2025 and $73.2 million in 2024. Our diluted earnings per share was $1.75 in 2025 and $1.50 in 2024. Our cash provided by operations was $24.9 million in 2025, and $25.6 million in 2024.

Our estimated cumulative unit sales of medical devices are as follows:

	December 31,
	2025	2024
IV Infusion Pump System Channels	13,098	11,621
Patient Vital Signs Monitoring Systems	3,397	2,679

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

Revenue Recognition

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer, which is typically at a point in time, except for our extended maintenance agreements. We allocate the transaction price using the relative standalone selling price method.

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

	Percent of Revenue
	Year Ended
	December 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	23.3	23.1
Gross profit	76.7	76.9
Operating expenses:
General and administrative	21.2	21.8
Sales and marketing	20.8	21.3
Research and development	3.5	3.9
Total operating expenses	45.5	47.0
Income from operations	31.2	30.0
Other income, net	2.6	3.2
Income before provision for income taxes	33.8	33.2
Provision for income tax expense	7.0	6.9
Net income	26.8%	26.3%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue by Geographic Region

	Year Ended
	December 31,
	2025	2024

	(in thousands)
United States	$70,558	$60,607
International	13,256	12,635
Total revenue	$83,814	$73,242

Revenue by Type

	Year Ended
	December 31,
	2025	2024
Devices:	(in thousands)
MRI Compatible IV Infusion Pump Systems	$31,636	$26,599
MRI Compatible Patient Vital Signs Monitoring Systems	26,427	24,412
Ferro Magnetic Detection Systems	1,916	909
Total devices revenue	59,979	51,920
Amortization of extended maintenance agreements	2,380	2,249
Disposables	17,564	15,017
Services and other	3,891	4,056
Total revenue	$83,814	$73,242

For the year ended December 31, 2025, total revenue increased $10.6 million, or 14.4 percent, to $83.8 million from $73.2 million for the same period in 2024.

For the year ended December 31, 2025, revenue from sales in the U.S. increased $10.0 million, or 16.4 percent, to $70.6 million from $60.6 million for the same period in 2024. Revenue from sales internationally increased $0.6 million, or 4.8 percent, to $13.2 million from $12.6 million for the same period in 2024. Domestic sales accounted for 84 percent of total revenue for the year ended December 31, 2025, compared to 83 percent for the same period in 2024.

For the year ended December 31, 2025, revenue from sales of devices increased $8.1 million, or 15.5 percent, to $60.0 million from $51.9 million for the same period in 2024. This increase was the result of higher overall unit sales, particularly our IV infusion pump systems.

For the year ended December 31, 2025, revenue from the amortization of our extended maintenance agreements increased $0.2 million, or 6.7 percent, to $2.4 million from $2.2 million for the same period in 2024. Revenue from sales of our disposables increased $2.5 million, or 17.0 percent, to $17.5 million from $15.0 million for the same period in 2024. Revenue from services and other decreased $0.2 million, or 4.1 percent, to $3.9 million from $4.1 million for the same period in 2024. The increase in ancillary product sales and revenue from amortization aligns with the increased gross sales of our devices.

Cost of Revenue and Gross Profit

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Revenue	$83,814	$73,242
Cost of revenue	19,490	16,892
Gross profit	$64,324	$56,350
Gross profit percentage	77%	77%

Cost of revenue increased approximately $2.6 million, or 15.4 percent, to $19.5 million for the year ended December 31, 2025, from $16.9 million for the same period in 2024. Gross profit increased approximately $8.0 million, or 14.2 percent, to $64.3 million for the year ended December 31, 2025 from $56.3 million for the same period in 2024. The increase in cost of revenue and gross profit is primarily due to higher revenue and associated material costs during the year ended December 31, 2025, compared to the same period in 2024.

Gross profit margin remained consistent at 77 percent for the years ended December 31, 2025 and 2024. This is the result of higher average selling prices in 2025 compared to 2024, a reduction in certain raw material costs, and improved inventory management; and offset by increased overhead costs related to, employment costs, shipping logistics, and depreciation.

Operating Expenses

	Year Ended
	December 31,
	2025	2024
	(in thousands)
General and administrative	$17,782	$15,937
Percentage of revenue	21.2%	21.8%
Sales and marketing	$17,420	$15,616
Percentage of revenue	20.8%	21.3%
Research and development	$2,975	$2,832
Percentage of revenue	3.5%	3.9%

General and Administrative

General and administrative expense increased approximately $1.9 million, or 12 percent, to $17.8 million for the year ended December 31, 2025, from $15.9 million for the same period in 2024. This increase is primarily due to higher expenses related to regulatory approval and consulting costs, payroll and employee benefits costs, and non-capital expenses related to the New Facility. These increases are a result of the support needs for the continued growth of the Company.

Sales and Marketing

Sales and marketing expenses increased approximately $1.8 million, or 12 percent, to $17.4 million for the year ended December 31, 2025, from $15.6 million for the same period in 2024. This increase is primarily the result of increased expenses for sales commissions, sales-related travel costs, and higher expenses for payroll and benefits. Higher commissions are related to the sales cycle, and in line with revenue growth. The increases are a result of the continued growth of the Company.

Research and Development

Research and development expense remained relatively consistent at $3.0 million for the year ended December 31, 2025, compared to $2.8 million for the same period in 2024. This is primarily due to higher payroll and benefits costs, offset by lower prototype design and consulting expenses.

Other Income, Net

Other income, net consists of interest income, foreign currency transactional gains and losses, and other miscellaneous income. We reported other income of approximately $2.2 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. This decrease is primarily the result of lower available interest rates during the year ended December 31, 2025 compared to the same period in 2024.

Income Taxes

We recorded a provision for income tax expense of approximately $5.9 million for the year ended December 31, 2025, compared to a tax expense of approximately $5.0 million for the same period in 2024. Our effective tax rate for the year ended December 31, 2025 was 20.7 percent compared to 20.8 percent for the same period in 2024. The decrease in our effective tax rate is negligible and attributable to a number of immaterial factors.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been our cash and cash equivalents balances, and our cash flow from operations. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments.

As of December 31, 2025, we had cash and investments of $51.2 million, stockholders’ equity of $94.6 million, and working capital of $71.0 million, compared to cash and cash equivalents and investments of $52.2 million, stockholders’ equity of $86.8 million, and working capital of $66.7 million as of December 31, 2024.

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$24,947	$25,624
Net cash used in investing activities	(8,421)	(8,817)
Net cash used in financing activities	(17,601)	(14,336)

Comparison of the Years Ended December 31, 2025 and 2024

Operating Activities

For the year ended December 31, 2025, cash provided by operations decreased $0.7 million to $24.9 million, from $25.6 million in 2024. During 2025, cash provided by operations was positively impacted by higher net income, income tax effects, and deferred revenue collections, while negatively impacted by higher accounts receivable, inventory and expense accruals.

Investing Activities

For the year ended December 31, 2025, cash used in investing activities decreased $0.4 million to $8.4 million, from $8.8 million used in 2024. During 2025 and 2024, cash outflows were primarily the cost of our new corporate office and manufacturing facility in Orlando, Florida, which is now completed and occupied.

Financing Activities

For the year ended December 31, 2025, cash used in financing activities increased $3.3 million to $17.6 million, from $14.3 million used in 2024. During 2025 and 2024, cash used in financing activities was related to higher cash payments for dividends and higher taxes paid for the net share settlement of restricted stock units.

Sales to end users in the United States are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Our manufacturing operations and headquarters facility is approximately 62,300 square feet located in Orlando, Orange County, Florida. The Company funded the approximately $15.2 million construction project entirely with available cash. The land and facility thereon is wholly owned without related debt.

We believe our sources of liquidity, including cash flow from operations, existing cash, and available financing sources, if needed, will be sufficient to meet our projected cash requirements for at least the next 12 months from the date the financial statements are issued and into the foreseeable future. We monitor our capital requirements to ensure our needs are in line with these available sources. From time to time, if necessary and beneficial, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development, expand our business and acquire products or businesses that complement our current business. These actions would likely affect our future capital requirements and the adequacy of our available funds. Our future liquidity and capital requirements will depend on numerous factors, including the:

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our cost of revenue denominated in currencies other than the U.S. Dollar, principally the Japanese yen (“Yen”). The volatility of the Yen depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to revaluing Yen denominated accounts payable balances. In the event our Yen denominated accounts payable or expenses increase, our operating results may be affected by fluctuations in the Yen exchange rate. If the U.S. Dollar uniformly increased or decreased in strength by 10 percent relative to the Yen, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2025.

Interest Rate Risk

When able, we invest excess cash in money-market funds, and in the past, corporate debt securities or discrete short-term investments. Our interest income is sensitive to changes in the general level of interest rates in the U.S. If market interest rates were to change by 100 basis points from levels at December 31, 2025, we expect a corresponding change of approximately $474 thousand in interest income earned on our excess cash held in interest bearing accounts.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2025, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Item 408(a) – Rule 10b5-1 Trading Arrangements

On November 5, 2025, Roger Susi, the Company’s President, Chief Executive Officer and Chairman of the Board, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 trading plan”). The trading plan provides for the potential sale of up to 100,000 shares of the Company’s common stock, subject to certain conditions. The trading plan’s expiration date is November 5, 2026.

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

The following documents are filed as part of this Annual Report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.
2.	Financial Statement Schedule: Not applicable.
3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	14C	001-36534	10/9/2015
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	001-36534	9/19/2018
4.1	Specimen common stock certificate	S-1A	333-196875	7/9/2014
4.2	Description of Registrant’s Securities	10-K	001-36534	3/6/2020
10.1	Lease Agreement regarding 1025 Willa Springs Dr. between Susi, LLC and the Registrant, dated January 17, 2014	S-1	333-196875	6/18/2014
10.2	Amendment to Susi, LLC Lease Agreement, dated May 29, 2024, by and between IRadimed Corporation and Susi, LLC	8-K	001-36534	6/3/2024
10.3+	Employment Agreement between the Registrant and John F Glenn, dated May 21, 2022	8-K	001-36534	5/26/2022
10.4+	Employment Agreement between IRadimed Corporation and Roger Susi, dated July 24, 2019	8-K	001-36534	7/29/2019
10.5	Sale and Purchase Agreement between O PROPERTY, LTD., a Florida limited partnership, and the Registrant, dated November 1, 2022	8-K	001-36534	11/4/2022
10.6	Reinstatement and Amendment to Sale and Purchase Agreement between O PROPERTY, LTD., a Florida limited partnership, and the Registrant, dated February 2, 2023	8-K	001-36534	2/3/2023
10.7+	IRadimed Corporation 2023 Equity Incentive Plan	10-K	001-36534	3/1/2024
10.8+	Form of Restricted Stock Unit Award Agreement for IRadimed Corporation 2023 Equity Incentive Plan (4-year annual vest)	10-K	001-36534	3/6/2025
10.9+	Form of Restricted Stock Unit Award Agreement for IRadimed Corporation 2023 Equity Incentive Plan (3-year annual vest)	10-K	001-36534	3/6/2025
10.10+	Form of Restricted Stock Unit Award Agreement for IRadimed Corporation 2023 Equity Incentive Plan (2-year annual vest)	10-K	001-36534	3/6/2025
10.11+	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for IRadimed Corporation 2023 Equity Incentive Plan (3-year cliff vest)	10-K	001-36534	3/6/2025
10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for IRadimed Corporation 2023 Equity Incentive Plan	10-K	001-36534	3/6/2025
19.1	Insider Trading Policy	10-K	001-36534	3/6/2025
21.1	List of Subsidiaries	10-K	001-36534	3/1/2024
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	IRadimed Corporation Incentive-Based Compensation Recovery Policy	8-K	001-36534	11/6/2023
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extensions Schema Document	X
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
+	Indicates a management contract or compensatory plan or arrangement.
*

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of IRadimed Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on March 6, 2026.

IRADIMED CORPORATION
(Registrant)

Dated: March 6, 2026	/s/ Roger Susi
By: Roger Susi
Chief Executive Officer and President
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Roger Susi and John Glenn as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger Susi	Chairman of the Board, Chief Executive Officer and President	March 6, 2026
Roger Susi	(Principal Executive Officer)

/s/ John Glenn	Chief Financial Officer and Secretary	March 6, 2026
John Glenn	(Principal Financial and Accounting Officer)

/s/ Monty Allen	Director	March 6, 2026
Monty Allen

/s/ Joe Kiani	Director	March 6, 2026
Joe Kiani

/s/ James Hawkins	Director	March 6, 2026
James Hawkins

/s/ Hilda Scharen-Guivel	Director	March 6, 2026
Hilda Scharen-Guivel

IRADIMED CORPORATION FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders’ and the Board of Directors of IRADIMED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IRADIMED CORPORATION (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Revenue Recorded on the Sale of Extended Maintenance Agreements

As discussed in Notes 1 and 2 to the financial statements, the Company recorded deferred revenue related to the sale of extended maintenance agreements of $6,270 as of December 31, 2025. The Company records contract liabilities, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance of the Company’s performance. Revenue related to extended maintenance agreements is deferred and recognized over the extended maintenance agreement period, which can range from one to four years, starting after the expiration of the initial one-year manufacturing warranty. Management’s calculation of deferred revenue on extended maintenance agreements is based upon inputs, including the sales price and the term of the extended maintenance agreement, which are derived from the underlying contract with the customer.

We identified the completeness and accuracy of the inputs used by management in the calculation of deferred revenue on the sale of extended maintenance agreements as a critical audit matter due to the impact these inputs have on the amount of revenue to be deferred at year-end and the extent of audit effort required to audit those inputs.

Our audit procedures related to the completeness and accuracy of the inputs used by management in the calculation of deferred revenue on the sale of extended maintenance agreements included the following, among others:

●	We selected a sample of additions to deferred revenue as of December 31, 2025, and tested the inputs for accuracy by performing the following procedures:
o	We agreed the sales price and term of the extended maintenance agreement to the underlying customer contracts.
o	We recalculated both the revenue recognized for the year ended December 31, 2025, and the expected deferred revenue balance at year-end based upon those inputs.
●	We tested the completeness of the inputs used in the calculation of deferred revenue by selecting a sample of revenue recognized during the year on the sale of extended maintenance agreements and performing the following procedures:
o	We agreed the sales price and term of the extended maintenance agreement to the underlying customer contracts.
o	We agreed the sales price and term of the extended maintenance agreement to the deferred revenue calculation.
o	We recalculated both the revenue recognized for the year ended December 31, 2025, and the expected deferred revenue balance at year-end based on those inputs.

We have served as the Company’s auditor since 2013.

/s/ RSM US LLP

Orlando, Florida

March 6, 2026

IRADIMED CORPORATION

BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$51,159	$52,234
Accounts receivable, net of allowance for credit losses of $191 as of December 31, 2025, and $274 as of December 31, 2024	13,667	10,556
Inventory, net	11,620	10,402
Prepaid expenses and other current assets	4,757	2,050
Total current assets	81,203	75,242
Property and equipment, net	23,856	16,811
Intangible assets, net	3,384	3,099
Deferred tax asset, net	94	2,820
Other assets	239	354
Total assets	$108,776	$98,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,820	$1,896
Accrued payroll and benefits	3,218	3,772
Warranty reserve	144	118
Deferred revenue	2,871	2,260
Other current liabilities	313	466
Accrued income taxes	1,814	—
Total current liabilities	10,180	8,512
Deferred revenue, non-current	3,978	2,993
Operating lease liabilities, non-current	—	2
Total liabilities	$14,158	$11,507
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,781,774 shares issued and outstanding as of December 31, 2025, and 12,709,860 shares issued and outstanding as of December 31, 2024	$1	$1
Additional paid-in capital	30,386	30,027
Retained earnings	64,231	56,791
Total stockholders' equity	94,618	86,819
Total liabilities and stockholders’ equity	$108,776	$98,326

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31,
	2025	2024
Revenue	$83,814	$73,242
Cost of revenue	19,490	16,892
Gross profit	64,324	56,350
Operating expenses:
General and administrative	17,782	15,937
Sales and marketing	17,420	15,616
Research and development	2,975	2,832
Total operating expenses	38,177	34,385
Income from operations	26,147	21,965
Other income, net	2,214	2,310
Income before provision for income taxes	28,361	24,275
Provision for income tax expense	5,881	5,041
Net income	$22,480	$19,234
Net income per share:
Basic	$1.77	$1.52
Diluted	$1.75	$1.50
Weighted average shares outstanding:
Basic	12,722	12,670
Diluted	12,854	12,784

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2023	12,660	$1	$28,161	$43,258	$71,420
Net income	—	—	—	19,234	19,234
Dividends declared	—	—	—	(5,701)	(5,701)
Stock-based compensation expense	—	—	2,524	—	2,524
Net share settlement of restricted stock units	40	—	(557)	—	(557)
Net share settlement of performance based stock units	7	—	(131)	—	(131)
Exercise of stock options	3	—	30	—	30
Balances, December 31, 2024	12,710	$1	$30,027	$56,791	$86,819
Net income	—	—	—	22,480	22,480
Dividends declared	—	—	—	(15,040)	(15,040)
Stock-based compensation expense	—	—	2,919	—	2,919
Net share settlement of restricted stock units	47	—	(1,429)	—	(1,429)
Net share settlement of performance based stock units	25	—	(1,131)	—	(1,131)
Balances, December 31, 2025	12,782	$1	$30,386	$64,231	$94,618

See accompanying notes to financial statements.

IRADIMED CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024
Operating activities:
Net income	$22,480	$19,234
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(84)	(95)
Provision for excess and obsolete inventory	47	88
Depreciation & amortization	1,166	818
Loss on disposal of property and equipment	37	4
Stock-based compensation	2,919	2,524
Deferred income taxes, net	2,727	(698)
Changes in operating assets and liabilities:
Accounts receivable	(3,027)	1,762
Inventory	(1,377)	3,126
Prepaid income taxes	(2,575)	(786)
Prepaid expenses and other current assets	(132)	(320)
Other assets	(40)	(17)
Accounts payable	(76)	(862)
Accrued payroll and benefits	(554)	997
Other accrued taxes	150	60
Warranty reserve	26	1
Deferred revenue	1,596	(111)
Other current liabilities	(150)	(100)
Accrued income taxes	1,814	—
Net cash provided by operating activities	24,947	25,624
Investing activities:
Purchases of property and equipment	(7,765)	(8,005)
Capitalized intangible assets	(656)	(812)
Net cash used in investing activities	(8,421)	(8,817)
Financing activities:
Dividends paid	(15,040)	(13,677)
Proceeds from exercises of stock options	—	29
Taxes paid related to the net share settlement of equity awards	(2,561)	(688)
Net cash used in financing activities	(17,601)	(14,336)
Net (decrease) increase in cash and cash equivalents	(1,075)	2,472
Cash and cash equivalents, beginning of period	52,234	49,762
Cash and cash equivalents, end of period	$51,159	$52,234
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,923	$6,512
ROU asset and liability adjustment	$—	$1,486
Operating and short-term lease payments recorded within cash flow provided by operating activities	$489	$817

See accompanying notes to financial statements.

IRADIMED CORPORATION

NOTES TO FINANCIAL STATEMENTS

1 — Organization and Significant Accounting Policies

Organization

IRADIMED CORPORATION (“IRadimed,” the “Company,” “we,” “our” or similar terms) was originally incorporated in Oklahoma under the name IRI Development, Inc. in 1992, and we merged our Oklahoma corporation into the newly formed Delaware corporation, IRADIMED CORPORATION, in April 2014. We develop, manufacture, market and distribute a Magnetic Resonance Imaging (“MRI”) compatible intravenous (“IV”) infusion pump system and MRI compatible patient vital signs monitoring systems and related accessories, disposables and services.

We are a leader in the development of innovative MRI compatible medical devices. We are the only known provider of non-magnetic IV infusion pump systems specifically designed to be safe for use during MRI procedures. We were the first to develop an infusion delivery system that largely eliminates many of the dangers and problems present during MRI procedures. Standard infusion pumps contain magnetic and electronic components which can create radio frequency interference and are dangerous to operate in the presence of the powerful magnet that drives an MRI system. Our patented MRidium MRI compatible IV infusion pump systems have been designed with a non-magnetic ultrasonic motor, uniquely designed non-ferrous parts and other special features to safely and predictably deliver anesthesia and other IV fluids during various MRI procedures. Our pump solution provides a seamless approach that enables accurate, safe and dependable fluid delivery before, during and after an MRI scan, which is important to critically ill patients who cannot be removed from their vital medications, and children and infants who must generally be sedated to remain immobile during an MRI scan.

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

Our principal executive offices are located in Orlando, Florida.

Basis of Presentation

Beginning with the current period, the Company changed the rounding of amounts presented in its financial statements to thousands, except per share amounts or where otherwise indicated. All prior-period amounts have been rounded to conform to the current presentation. This change represents a presentation change only and did not affect the Company’s financial position, results of operations, or cash flows.

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

Revenue Recognition

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. In the U.S. we sell our products through our direct sales force and outside of the U.S. we sell our products through third-party distributors who resell our products to end users.

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

We recognize revenue when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised products or services to the customer. We consider transfer of control evidenced upon the passage of title and risks and rewards of ownership to the customer, which is typically at a point in time, except for our extended maintenance agreements. We allocate the transaction price using the relative standalone selling price method.

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

Our deferred revenue consists of advance payments received from customers prior to the transfer of products or services, shipments that are in-transit at the end of a period and sales of extended maintenance agreements. Advance payments received from customers and shipments in-transit are recognized in revenue at the time control of the related products has been transferred to the customer or services have been delivered. Revenue related to extended maintenance agreements is deferred and recognized over the maintenance agreement period, which can range from one to four years, starting after the expiration of the initial one-year manufacturing warranty. This recognition pattern best depicts the transfer of services being provided.

Deferred revenue is classified as current or long-term deferred revenue in our Balance Sheets, depending on the expected timing of satisfying the related performance obligations.

Capitalized Contract Costs

We capitalize commissions paid to our sales managers related to contracts with customers when the associated revenue is expected to be earned over a period of time. Deferred commissions are primarily related to the sale of extended maintenance agreements. Capitalized commissions are included in Prepaid Expenses and Other Current Assets in our Balance Sheets when the associated expense is expected to be recognized in one year or less, or in Other Assets when the associated expense is expected to be recognized in greater than one year. The associated expense is included in Sales and Marketing expenses in our Statements of Operations.

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

Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. We consider money market fund holdings to be cash equivalents. Money market fund holdings comprise a significant portion of our cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable is recorded at the transaction price of the related products and services. We regularly assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience and other customer-specific information, such as bankruptcy filings or known liquidity problems of our customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the allowance. Any future determination that the allowance for estimated uncollectible accounts receivable is not adequate could result in changes in operating expense and results of operations. As of December 31, 2025 and 2024, our allowance for credit losses was $191 thousand and $274 thousand, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are generally three to five years for computer software and hardware and five to seven years for furniture, fixtures, machinery and equipment, fifteen years for land and building improvements, and thirty years for building. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvements.

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

Long-lived Assets

Long-lived assets, such as our property and equipment and including right-of-use assets, if any, are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, technological obsolescence, unfavorable court rulings, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset groups are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates and operating margins. An impairment is recognized as the amount by which the carrying value is greater than the fair value of the asset or asset group.

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

In December 2024, the Company granted PSUs to certain employees under the Company’s Long-Term Incentive Pan (“LTIP”), which was adopted under the Company’s Amended and Restated 2014 Equity Incentive Plan. Payouts of the PSUs will be based on the Company’s total stockholder return compared to an appropriate index of total stockholder return. For purposes of the LTIP, total stockholder return is calculated as the share price at the end of the performance period, which is three years, including the reinvestment of any dividends during the performance period, as compared to the share price at the beginning of the performance period. The payout range for participants will be between 0 percent and 200 percent, depending on the Company’s relative total return performance. There were no PSU’s granted in 2025.

The grant date fair value of our PSUs is based on a Monte Carlo simulation, the closing price of our common stock, and other pertinent factors on the grant date. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite performance period, which is three years from the grant date.

We elect to recognize forfeitures as they occur.

We issue new shares of common stock upon vesting of restricted stock units and PSUs.

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

The following table presents the computation of basic and diluted net income per share:

	Year Ended December 31,
	2025	2024

	(in thousands, except per share data)

Net income	$22,480	$19,234
Weighted-average shares outstanding — Basic	12,722	12,670
Effect of dilutive securities:
Stock options	—	2
Restricted stock units	67	60
Performance-based restricted stock units	65	52
Weighted-average shares outstanding — Diluted	12,854	12,784
Basic net income per share	$1.77	$1.52
Diluted net income per share	$1.75	$1.50

Stock options to purchase shares of our common stock and restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Year Ended
	December 31,
	2025	2024

Anti-dilutive restricted stock units	1,364	2,583

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

Recent Accounting Pronouncements

Accounting Pronouncements Implemented in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 9 Income

Taxes in the accompanying notes to the financial statements for further detail.

Recently Issued Accounting Pronouncements to be Implemented

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No.2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326). This update introduces a practical expedient to address challenges encountered when applying guidance in Topic 326. The updated guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-05 on its financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The FASB issued this update to improve the accounting for software costs under Subtopic 350-40. The updated guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, and is applicable to the Company beginning with its annual report on Form 10-K for fiscal 2029. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 and does not expect the standard to have a material impact on its financial statements, as the amendments primarily affect interim disclosures.

2 — Revenue

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.

Revenue information by geographic region is as follows:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
United States	$70,558	$60,607
International	13,256	12,635
Total revenue	$83,814	$73,242

Revenue information by type is as follows:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$31,636	$26,599
MRI Compatible Patient Vital Signs Monitoring Systems	26,427	24,412
Ferro Magnetic Detection Systems	1,916	910
Total devices revenue	59,979	51,920
Amortization of extended maintenance agreements	2,380	2,249
Disposables	17,564	15,017
Services and other	3,891	4,056
Total revenue	$83,814	$73,242

Contract Liabilities

Our contract liabilities consist of:

	As of December 31,
	2025	2024

	(in thousands)
Advance payments from customers	$486	$88
Shipments in-transit	93	2
Extended maintenance agreements	6,270	5,163
Total	$6,849	$5,253

Changes in the contract liabilities during the period indicated are as follows:

Deferred
Revenue
(in thousands)
Contract liabilities, December 31, 2024	$5,253
Increases due to cash received from customers	5,400
Decreases due to recognition of revenue	(3,804)
Contract liabilities, December 31, 2025	$6,849

Capitalized Contract Costs

Our capitalized contract costs totaled $239 and $180 as of December 31, 2025 and 2024, respectively.

3 — Inventory, net

Inventory consists of:

	As of December 31,
	2025	2024

	(in thousands)
Raw materials	$9,612	$9,023
Work in process	831	568
Finished goods	1,732	1,319
Inventory before allowance for excess and obsolete	12,175	10,910
Allowance for excess and obsolete	(555)	(508)
Total	$11,620	$10,402

4 — Property and Equipment, net

Property and equipment consist of:

	As of December 31,
	2025	2024

	(in thousands)
Land	$8,105	$6,254
Land improvements	1,409	-
Building	11,526	-
Computer software and hardware	2,187	1,585
Furniture and fixtures	2,078	1,843
Leasehold improvements	-	270
Machinery and equipment	3,600	2,645
Construction in-process	23	8,809
	28,928	21,406
Accumulated depreciation	(5,072)	(4,595)
Total	$23,856	$16,811

During the third quarter of 2025, the Company completed the construction of our new facility in Orlando, Florida (“New Facility”). Upon receiving the certificate of occupancy, associated construction in-process balances were allocated to their respective property classifications and depreciation began to be recognized.

Depreciation expense of property and equipment was $796 and $586 for the year ended December 31, 2025 and 2024, respectively.

Property and equipment, net by geographic region is as follows:

	As of December 31,
	2025	2024

	(in thousands)
United States	$23,507	$16,399
International	349	412
Total property and equipment, net	$23,856	$16,811

Long-lived assets held outside of the United States consist principally of tooling, which is a component of machinery and equipment, net.

5 — Intangible Assets, net

The following table summarizes the components of intangible asset balances:

	As of December 31,
	2025	2024

	(in thousands)
Patents — in use	$443	$322
Patents — fully amortized	70	70
Patents — in process	74	177
Internally developed software — in use	3,934	1,841
Internally developed software — in process	374	1,835
Trademarks	44	38
	4,939	4,283
Accumulated amortization	(1,555)	(1,184)
Total	$3,384	$3,099

Amortization expense of intangible assets was $370 and $232 for the year ended December 31, 2025, and 2024, respectively.

Expected annual amortization expense for the next five years related to intangible assets is as follows (excludes in-process intangible assets):

(in thousands)
2026	$440
2027	366
2028	364
2029	360
2030	342
Thereafter	1,512
Total	$3,384

6 — Segment Reporting

The Company operates in one business segment that develops, manufactures, markets and distributes MRI compatible medical devices and related accessories, disposables and services relating to them. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s appointed chief operating decision maker (“CODM”), who is President, Chief Executive Officer, and Chairman of the Board of Directors, Roger Susi. As the Company has only one operating segment and is managed on a basis, the measure of profit or loss is net income or loss. See the Statements of Operations.

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

On June 15, 2023, our Board of Directors adopted, and our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan reserves 1,500,000 shares of our common stock for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock-based awards. As of December 31, 2025, there were 1,298,630 shares available for future granting and vesting of awards under the 2023 Plan. The 2023 Plan will expire on June 15, 2033, when any remaining shares available for future awards will be cancelled.

Stock-based compensation was recognized as follows in the Statements of Operations:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Cost of revenue	$288	$244
General and administrative	1,720	1,534
Sales and marketing	631	528
Research and development	280	218
Total	$2,919	$2,524

Stock Options

The Company previously maintained the 2014 Plan, which provided for the grant of stock options and other equity-based awards to employees and directors.

As of December 31, 2025, all stock options previously granted under the 2014 Plan have either been exercised, forfeited, or have expired according to their original terms. During the years ended 2025 and 2024, there were no stock options granted, outstanding, or exercised.

All compensation expense related to previous awards was fully recognized in prior periods, and there was no share-based compensation expense recorded during the years ended 2025 and 2024. As of December 31, 2025, there are no unrecognized compensation costs related to share-based payment arrangements for stock options.

Restricted Stock Units

The following table presents a summary of our RSU activity as of and for the year ended December 31, 2025:

	Restricted	Weighted-Average
	Stock	Grant Date
	Units	Fair Value
Unvested at December 31, 2024	134,580	$41.61
Granted	17,876	$89.76
Vested	(63,105)	$37.75
Cancelled/Forfeited	(6,559)	$46.52
Unvested at December 31, 2025	82,792	$54.54

As of December 31, 2025, we had $3.9 million of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted-average period of 2.55 years.

Performance-Based Restricted Stock Units

The following table presents a summary of our PSU activity as of and for the year ended December 31, 2025:

	Performance-Based	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested at December 31, 2024	44,251	$53.54
Granted	—	$
Vested	(19,716)	$38.41
Cancelled/Forfeited	—	$—
Unvested at December 31, 2025	24,535	$65.34

During the year ended December 31, 2025, the Company awarded no PSUs. During the year ended December 31, 2024, the Company awarded 12,272 PSUs. The awards will vest three years from the award date based on the achievement of certain performance criteria approved by the Compensation Committee.

Based on the level of achievement of the performance criteria at the end of the three years for each of the PSUs awarded, the number of shares earned can range from zero to 200 percent of the remaining shares outstanding; therefore, the maximum number of shares that can be issued under these awards is twice the original remaining outstanding awards of 24,535 PSUs, or 49,070 shares. Currently, for accounting purposes, we assume the full 49,070 are probable.

For the year ended December 31, 2025, the Company recognized $0 in stock compensation expense related to PSUs granted in 2025 compared to $0.02 million in stock compensation expense for the same period recognized in 2024 related to the 12,272 PSUs granted in December 2024.

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

As of December 31, 2025, we had $0.79 million of unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average period of 1.66 years.

8 — Other Income, Net

Other income, net consists of:

	Year Ended December 31,
	2025	2024

	(in thousands)
Interest income	$2,009	$2,193
Foreign currency exchange gains (losses)	2	(43)
Disposal of assets gains (losses)	203	(4)
Other income, net	—	164
Total other income, net	$2,214	$2,310

9 — Income Taxes

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Domestic	$28,361	$24,238
Foreign	—	37
Total pre-tax book income:	$28,361	$24,275

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Current taxes:
U.S. federal	$2,136	$4,496
State	1,018	1,238
Foreign	—	5
Total current tax expense	3,154	5,739
Deferred taxes:
U.S. federal	2,534	(596)
State	193	(102)
Total deferred tax expense	2,727	(698)
Provision for income tax expense	$5,881	$5,041

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Income taxes at the U.S. federal statutory tax rate	$5,956	21.0%
State and local income taxes, net of federal income tax benefit (1)	997	3.5%
Effects of cross border tax laws	(140)	(0.5)%
Tax credits
R&D credits	(373)	(1.3)%
Tax credits - other	(7)	0.0%
Nontaxable or nondeductible items
Stock compensation expense and tax windfalls upon exercises and vesting	(367)	(1.3)%
Nontaxable or nondeductible items - other	102	0.4%
Other adjustments, net	(287)	(1.1)%
Effective tax rate:	5,881	20.7%
(1) State income tax is primarily driven by Florida and California

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
Stock compensation expense and tax windfalls upon exercises and vesting	(1.0)	(0.9)
State taxes, net of federal benefit	3.5	4.8
Permanent items	0.3	0.4
Provision to return adjustments, net	(0.4)	(1.7)
Foreign derived intangible income	(1.2)	(1.8)
Research and development credits	(1.5)	(1.2)
Other, net	—	0.3
Effective tax rate	20.7%	20.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred income tax assets (liabilities):
Stock compensation	$198	$406
Deferred revenue	982	643
Reserves and allowances	447	440
Depreciation and amortization	(954)	(391)
Capitalized research and development	(619)	1,721
Other, net	40	1
Total deferred income taxes, net	$94	$2,820

The Company files income tax returns with the U.S. federal government, and various state and local jurisdictions that are subject to potential examination by the respective taxing authorities. The Company is subject to income tax examinations for U.S. Federal taxes for 2022 and subsequent years. Various U.S. state income taxes for 2021 and subsequent years remain open by statute.

A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the need for a valuation allowance for deferred tax assets, considering the reversal of temporary differences, and believes it is more likely than not that the Company will realize the recorded net deferred income tax assets as of December 31, 2025 and, therefore, there is no recorded valuation allowance.

On July 4, 2025, the United States enacted The One Big Beautiful Bill Act (the “Bill”), which includes provisions that are expected to reduce our cash income tax payments over the next several years, with variability across periods, primarily due to additional depreciation deductions and the reinstatement of the immediate deduction of domestic research and development expenses. The Bill has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Bill did not have a material impact on our effective income tax rate for the year ended December 31, 2025.

The amounts of cash income taxes paid by the Company were as follows:

Year Ended December 31,
2025
(in thousands)
Federal	$2,855
State and Local
California	399
Florida	356
Other jurisdictions	311
Foreign	2
Income taxes, net of amounts refunded	$3,923

The amount of cash income taxes paid by the Company during the year ended December 31, 2024 was $6.5 million.

10 — Leases

Until the third quarter of 2025, we had outstanding operating lease contracts for our plant and office space and various office equipment, the latter of which were immaterial. As of December 31, 2025, we have no material lease contracts outstanding.

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

On May 29, 2024, the Company entered into a lease amendment (the “Lease Amendment”) with Susi, LLC, under which the Company did not exercise the second five-year option because of the continued construction of the Company’s New Facility. Pursuant to the terms, the Lease Amendment has an expiration date of May 31, 2025, and includes an option to renew on a month-to-month basis for up to six months thereafter, which we exercised. During the third quarter of 2025, the Company completed its move to our New Facility and terminated the month-to-month lease with Susi, LLC under the Lease Amendment. This Lease Amendment does not contain any residual value guarantee or material restrictive covenants

Operating lease cost recognized in the Statements of Operations is as follows:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Cost of revenue	$158	$236
General and administrative	298	531
Sales and marketing	9	13
Research and development	24	37
Total	$489	$817

Lease costs for short-term leases, such as printers and copiers, were immaterial for the years ended December 31, 2025 and 2024.

11 — Employee Benefit Plan

We sponsor a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $664 and $584 for the year ended December 31, 2025, and 2024, respectively. Employer contributions vest immediately.

12 — Commitments and Contingencies

Purchase commitments. We had various purchase orders for goods or services totaling approximately $9,827 and $7,524 as of December 31, 2025 and 2024, respectively. No significant amounts related to these purchase orders have been recognized in our balance sheet.

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

In addition, in the normal course of business, we enter into contracts that contain indemnification clauses whereby the Company indemnifies our customers against damages associated with product failures. We have determined that these agreements fall within the scope of ASC 460, Guarantees. We have obtained liability insurance providing coverage that limits our exposure for these indemnified matters. We have not incurred costs to defend lawsuits or settle claims related to these indemnities. We believe the estimated fair value of these indemnities is immaterial and have not recorded a liability for these agreements as of December 31, 2025.

Legal matters. We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business.

13 — Capital Stock

The rights and privileges of our Series A Preferred Stock and Common Stock are as follows:

Series A Preferred Stock

We are authorized to issue 3,500 shares of preferred stock, of which 800 of these shares shall be designated as Series A Preferred Stock (“Preferred Stock”) with a par value of $0.0001 per share. As of December 31, 2025, there was no preferred stock issued or outstanding.

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

Redemption. The Common Stock is not redeemable.

14 — Subsequent Events

In February 2026, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of our outstanding common stock, payable on March 6, 2026, to stockholders of record as of the close of business on February 23, 2026. Total payment for this cash dividend was $2.6 million.

On January 26, 2026, the Company’s Chief Executive Officer completed all transactions under his previously disclosed Rule 10b5-1 trading plan, and the plan terminated in accordance with its terms.

On March 3, 2026, the Company granted an aggregate of 15,406 restricted stock units RSUs to certain members of management under the Company’s 2023 Equity Incentive Plan. The RSUs vest over a three-year service period and have a grant-date fair value of approximately $1.6 million based on the closing price of the Company’s common stock on the grant date.