Form 10-Q
period 2026-03-31
IRADIMED CORP
filed 2026-05-01
CIK 1325618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 001-36534
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 12,783,035 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2026.

IRADIMED CORPORATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report") that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report the words "believe," "anticipate," "expect," "may," "will," "assume," "should," "predict," "could," "would," "intend," "targets," "estimates," "projects," "plans," "forecast," "outlook," "guidance," "continue," and "potential," and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company's future financial and operating results and the Company's plans, objectives, and intentions. Forward-looking statements include, among other things, statements about the matters set forth in this Quarterly Report, including those described in the risk factors below. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies resulting in favorable outcomes, additional actions by or requests from the FDA, including a request to cease domestic distribution of products, or other regulatory bodies and unanticipated costs or delays associated with the resolution of these matters;
•the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
•unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
•failure to obtain and/or maintain regulatory approvals and comply with applicable regulations;
•our primary reliance on a limited number of products;
•our ability to retain the continued service of our key professionals, including key management, marketing and scientific personnel, and to identify, hire and retain such additional qualified professionals;
•our expectations regarding the sales and marketing of our products, product candidates and services;
•our expectations regarding the integrity of our supply chain for our products;
•the potential for adverse application of environmental, health and safety and other laws and regulations of any jurisdiction on our operations;
•our expectations for market acceptance of our new products;
•the potential for our marketed products to be withdrawn due to recalls, patient adverse events or deaths;
•our ability to successfully prepare, file, prosecute, maintain, defend, including in cases of infringement, and enforce patent claims and other intellectual property rights on our products;
•our ability to identify and pursue development of additional products;
•the implementation of our business strategies;
•the potential for exposure to product liability claims;
•our financial performance expectations and interpretations thereof by securities analysts and investors;

•our ability to compete in the development and marketing of our products and product candidates with existing companies and new market entrants in our industry;
•difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services, including difficulties or delays associated with obtaining requisite regulatory approvals or clearances associated with those activities;
•changes in laws and regulations or in the interpretation or application of laws or regulations, as well as possible failures to comply with applicable laws or regulations as a result of possible misinterpretations or misapplications;
•cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations;
•costs associated with protecting our trade secrets and enforcing our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks;
•actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, which could delay, limit or suspend product development, manufacturing or sales or result in recalls, seizures, consent decrees, injunctions and monetary sanctions;
•costs or claims resulting from potential errors or defects in our manufacturing that may injure persons or damage property or operations, including costs from remediation efforts or recalls;
•the results, consequences, effects or timing of any commercial disputes, patent infringement claims or other legal proceedings or any government investigations;
•changes in our production capacity, including interruptions in our ability to manufacture our products or an inability to obtain key components or raw materials or increased costs in such key components or raw materials;
•the risk that third parties may fail to uphold their contractual obligations or meet expected deadlines, which could disrupt our operations or adversely affect our financial results;
•uncertainties in our industry due to the effects of government-driven or mandated healthcare reform;
•competitive pressures in the markets in which we operate;
•potential negative impacts resulting from a future pandemic or epidemic, or natural disaster;
•the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
•breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyberattack, data leakage, unauthorized access or theft;
•the risks associated with the integration of Artificial Intelligence (“AI”) or Machine Learning (“ML”) into our products or business, including the risk of algorithmic errors or bias, evolving and uncertain regulatory requirements applicable to AI-enabled medical devices, data privacy and security concerns arising from the use of AI or ML, and potential liability arising from AI-driven product decisions or recommendations;
•the loss of, or default by, one or more key customers or suppliers;
•unfavorable changes to the terms of key customer or supplier relationships;
•weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;

•increasing and/or fluctuating tax and interest rates as well as inflationary pressures on the U.S. and global economies;
•geopolitical risks, including international conflicts, political instability and recent or upcoming elections in the United States (the “U.S.”) and other countries, which could, among other things, lead to increased market volatility; and the impact of tariffs, trade restrictions, export controls, and changes in trade policy, which could increase the cost of components and raw materials used in our products, disrupt our supply chain, limit our ability to sell products in international markets, or otherwise adversely affect our business and results of operations; and
•other risks detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”).
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors,” and elsewhere in this Quarterly Report, and under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments, or otherwise, except as required by applicable law.
Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IRADIMED CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,374	$51,159
Accounts receivable, net of allowance for credit losses of $231 as of March 31, 2026, and $191 as of December 31, 2025	13,415	13,667
Inventory, net	11,883	11,620
Prepaid expenses and other current assets	1,625	1,646
Prepaid income taxes	3,125	3,111
Total current assets	86,422	81,203
Property and equipment, net	24,225	23,856
Intangible assets, net	3,286	3,384
Deferred tax asset, net	231	94
Other assets	225	239
Total assets	$114,389	$108,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,182	$1,820
Accrued payroll and benefits	2,066	3,218
Other accrued taxes	427	313
Warranty reserve	144	144
Deferred revenue	3,397	2,871
Accrued income taxes	3,902	1,814
Total current liabilities	12,118	10,180
Deferred revenue, non-current	3,757	3,978
Total liabilities	$15,875	14,158
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,782,837 shares issued and outstanding as of March 31, 2026, and 12,781,774 shares issued and outstanding as of December 31, 2025	$1	$1
Additional paid-in capital	31,020	30,386
Retained earnings	67,493	64,231
Total stockholders' equity	98,514	94,618
Total liabilities and stockholders’ equity	$114,389	$108,776
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$21,979	$19,511
Cost of revenue	5,165	4,668
Gross profit	16,814	14,843
Operating expenses:
General and administrative	4,569	4,611
Sales and marketing	4,052	4,176
Research and development	956	624
Total operating expenses	9,577	9,411
Income from operations	7,237	5,432
Other income, net	532	513
Income before provision for income taxes	7,769	5,945
Provision for income tax expense	1,951	1,258
Net income	$5,818	$4,687
Net income per share:
Basic	$0.46	$0.37
Diluted	$0.45	$0.37
Weighted average shares outstanding:
Basic	12,783	12,714
Diluted	12,870	12,826
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2025	12,782	$1	$30,386	$64,231	$94,618
Net income	—	—	—	5,818	5,818
Dividends declared	—	—	—	(2,556)	(2,556)
Stock-based compensation expense	—	—	684	—	684
Net share settlement of restricted stock units	1	—	(50)	—	(50)
Balances, March 31, 2026	12,783	1	31,020	67,493	98,514

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2024	12,710	$1	$30,027	$56,791	$86,819
Net income	—	—	—	4,687	4,687
Dividends declared	—	—	—	(2,162)	(2,162)
Stock-based compensation expense	—	—	826	—	826
Net share settlement of restricted stock units	5	—	(116)	—	(116)
Balances, March 31, 2025	12,715	1	30,737	59,316	90,054
See accompanying notes to unaudited condensed financial statements.

4IRADIMED CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$5,818	$4,687
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	40	(15)
Provision for excess and obsolete inventory	15	(38)
Depreciation & amortization	455	194
Stock-based compensation	684	826
Deferred income taxes, net	(137)	130
Changes in operating assets and liabilities:
Accounts receivable	212	(2,135)
Inventory	(534)	(120)
Prepaid income taxes	(14)	—
Prepaid expenses and other current assets	21	506
Other assets	13	(7)
Accounts payable	362	694
Accrued payroll and benefits	(1,152)	(1,505)
Other accrued taxes	114	94
Deferred revenue	305	547
Other current liabilities	—	(150)
Accrued income taxes	2,088	584
Net cash provided by operating activities	8,290	4,292
Investing activities:
Purchases of property and equipment	(403)	(3,697)
Capitalized intangible assets	(66)	(220)
Net cash used in investing activities	(469)	(3,917)
Financing activities:
Dividends paid	(2,556)	(2,162)
Taxes paid related to the net share settlement of equity awards	(50)	(116)
Net cash used in financing activities	(2,606)	(2,278)
Net increase (decrease) in cash and cash equivalents	5,215	(1,903)
Cash and cash equivalents, beginning of period	51,159	52,234
Cash and cash equivalents, end of period	$56,374	$50,331
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$9
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
Notes to Unaudited Condensed Financial Statements
1 — Basis of Presentation
The accompanying interim unaudited condensed financial statements of IRADIMED CORPORATION (“IRADIMED,” the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and other interim periods, or future years or periods.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the financial statements and related footnotes to financial statements included in our 2025 Annual Report. The accounting policies followed in the preparation of these interim condensed financial statements, except as described in Note 1 herein, are consistent in all material respects with those described in Note 1 to the Financial Statements in the 2025 Annual Report.
We operate in one reportable segment, which develops, manufactures, markets, sells, and distributes innovative Magnetic Resonance Imaging (“MRI”) compatible medical devices, related accessories, disposables, and service for use primarily by hospitals and acute care facilities during MRI procedures. We are a provider of (i) non-magnetic intravenous (“IV”) infusion pump systems and (ii) non-magnetic patient vital signs monitoring systems that are each designed for use during MRI procedures.
Certain Significant Risks and Uncertainties
We market our products to end users in the U.S. and to third-party distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.
We have deposited our cash and cash equivalents with various financial institutions. Our cash and cash equivalents balances exceed federally insured limits regularly throughout the year. We have not incurred any losses related to these balances.
Our medical devices require clearance from the FDA and international regulatory agencies prior to commercialized sales. Our future products may not receive required clearance. If we were denied such clearances, or if such clearances were revoked or delayed or if we were unable to timely renew certain clearances for existing products, it would have a materially adverse impact on our business, results of operations and financial condition.
Certain key components essential to the functionality of our products are obtained from sole-source suppliers. Any disruption in the availability of these components would have a materially adverse impact on our business, results of operations and financial condition.

2 — Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by geographic region and revenue type as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow.
Revenue information by geographic region is as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
United States	$18,025	$15,953
International	3,954	3,558
Total revenue	$21,979	$19,511
Revenue information by type is as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$7,664	$5,999
MRI Compatible Patient Vital Signs Monitoring Systems	7,107	6,545
Ferro Magnetic Detection Systems	621	418
Total devices revenue	15,392	12,962
Amortization of extended maintenance agreements	659	560
Disposables	4,885	4,947
Services and other	1,043	1,042
Total revenue	$21,979	$19,511
Contract Liabilities
Our contract liabilities consist of:

	March 31, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Advance payments from customers	$419	$486
Shipments in-transit	231	93
Extended maintenance agreements	6,504	6,270
Total	$7,154	$6,849
Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2025	$6,849
Increases due to cash received from customers	1,917
Decreases due to recognition of revenue	(1,612)
Contract liabilities, March 31, 2026	$7,154

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2024	$5,253
Increases due to cash received from customers	1,306
Decreases due to recognition of revenue	(759)
Contract liabilities, March 31, 2025	$5,800
Capitalized Contract Costs
Our capitalized contract costs totaled $225 thousand and $239 thousand as of March 31, 2026 and December 31, 2025, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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
The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
	2026	2025
(in thousands, except per share data)	(unaudited)
Net income	$5,818	$4,687
Weighted-average shares outstanding — Basic	12,783	12,714
Effect of dilutive securities:
Restricted stock units	45	53
Performance-based restricted stock units	42	59
Weighted-average shares outstanding — Diluted	12,870	12,826
Basic net income per share	$0.46	$0.37
Diluted net income per share	$0.45	$0.37
Restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
	(unaudited)
Anti-dilutive restricted stock units	5	—

Anti-dilutive shares for the quarter ended March 31, 2026 increased compared to the same period in the prior year, primarily due to new restricted stock unit (RSU) grants to executives that were issued earlier than in the prior years, when such grants were made in the fourth quarter of 2024. The fair value of these RSUs at their respective grant dates exceeded their fair value at the end of the current quarter and excluded from the diluted earnings per share calculation.

4 — Inventory, net
Inventory consists of:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)	(audited)
Raw materials	$10,023	$9,612
Work in process	564	831
Finished goods	1,866	1,732
Inventory before allowance for excess and obsolete	12,453	12,175
Allowance for excess and obsolete	570	555
Total	$11,883	$11,620
5 — Property and Equipment, net
Property and equipment consist of:

	March 31, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Land	$8,105	$8,105
Land improvements	1,409	1,409
Building	11,531	11,526
Computer software and hardware	2,231	2,187
Furniture and fixtures	2,361	2,078
Machinery and equipment	3,757	3,600
Construction in-process	194	23
	29,588	28,928
Accumulated depreciation	(5,363)	(5,072)
Total	$24,225	$23,856
Depreciation expense of property and equipment was approximately $291 thousand and $134 thousand for the three months ended March 31, 2026 and 2025, respectively.
Property and equipment, net, information by geographic region is as follows:

	March 31, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
United States	$23,748	$23,507
International	477	349
Total property and equipment, net	$24,225	$23,856
Long-lived assets held outside of the U.S. consist principally of tooling, which is a component of machinery and equipment.

6 — Intangible Assets, net
The following table summarizes the components of intangible asset balances:

	March 31, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Patents — in use	$443	$443
Patents — fully amortized	70	70
Patents — in process	74	74
Internally developed software — in use	3,950	3,934
Internally developed software — in process	424	374
Trademarks	44	44
	5,005	4,939
Accumulated amortization	(1,719)	(1,555)
Total	$3,286	$3,384
Amortization expense of intangible assets was approximately $164 thousand and $60 thousand for the three months ended March 31, 2026 and 2025, respectively.

Expected annual amortization expense for the remaining portion of 2026, the next five years, and thereafter related to intangible assets, excluding trademarks considered to have indefinite lives and in process intangible assets, is as follows:

(in thousands)
Nine months remaining ending December 31, 2026	$279
2027	370
2028	367
2029	363
2030	345
2031	225
Thereafter	1,293
7 — Segment Reporting
The Company operates in one business segment that develops, manufactures, markets, sells, and distributes MRI compatible medical devices, related accessories, disposables and services relating to them. The determination to operate as a single business segment is consistent with the consolidated financial information regularly provided to the Company’s appointed chief operating decision maker (CODM), the President, Chief Executive Officer, and Chairman of the Company’s Board of Directors (the “Board”), Roger Susi. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. The accounting policies for our segment are the same as those described in “Note 1 - Organization and Significant Accounting Policies” in our 2025 Annual Report, and in Note 1 above. See the Condensed Statements of Operations.
8 — Fair Value Measurements
The fair values of cash equivalents, accounts receivables net, and accounts payable approximate their carrying amounts due to their short duration.
As of March 31, 2026, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation
Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Cost of revenue	$70	$72
General and administrative	387	518
Sales and marketing	158	135
Research and development	69	101
Total	$684	$826
As of March 31, 2026, we had (i) $4,960 thousand of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.50 years and (ii) $662 thousand of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.44 years.
The following table presents a summary of our equity award activity for the three months ended March 31, 2026 (shares):

	Three Months Ended March 31, 2026
(in thousands)	Restricted Stock Units	Performance Based Restricted Stock Units
Outstanding beginning of period	83	25
Awards granted	16	—
Awards exercised/vested	(2)	—
Outstanding end of period	97	25
10 — Income Taxes
For the three months ended March 31, 2026, we recorded a provision for income tax expense of $1,951 thousand. For the three months ended March 31, 2026, our effective tax rate was 25.1% , and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by benefits from research and development tax credits.
For the three months ended March 31, 2025, we recorded a provision for income tax expense of $1,258 thousand . For the three months ended March 31, 2025, our effective tax rate was 21.2% , and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.
We file tax returns in the U.S. federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2023 and subsequent years.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes several significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, such as accelerated deductions for qualified property and domestic research expenditures. The Company has evaluated the impact of the OBBBA on its financial statements and does not expect the legislation to result in a material change to its annual effective tax rate. During the first quarter of 2026, the Company implemented the OBBBA‑related changes to the foreign‑derived deduction regime, including the transition from the foreign‑derived intangible income (“FDII”) deduction to the foreign‑derived deduction‑eligible income (“FDDEI”) deduction, which became effective for tax years beginning after December 31, 2025.

11 — Commitments and Contingencies
Purchase commitments. We had various purchase orders for goods or services totaling $8,798 thousand and $9,827 thousand as of March 31, 2026 and December 31, 2025, respectively. Amounts recognized on our balance sheets related to these purchase orders were immaterial.
Legal matters. From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes cannot be predicted with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
12 — Subsequent Events
On April 30, 2026, the Board declared a regular quarterly cash dividend of $0.20 per share of outstanding common stock. The dividend is payable to stockholders of record as of the close of business on May 15, 2026 and will be paid on May 29, 2026.
Except as described above and elsewhere in this Quarterly Report, there were no subsequent events requiring disclosure or recognition in the Company’s unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with (i) our unaudited condensed financial statements and the related notes thereto included in this Quarterly Report, (ii) discussions under "Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Annual Report, and (iii) “Part II, Item 1A. Risk Factors” and the “Cautionary Statements Regarding Forward-Looking Statements” section included in this Quarterly Report.
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

Our 3880 MRI compatible patient vital signs monitoring system has been designed with non-magnetic components and other special features to safely and accurately monitor a patient’s vital signs during various MRI procedures. The IRadimed 3880 system operates dependably in magnetic fields up to 30,000 gauss, which means it can operate virtually anywhere in the MRI scanner room. The IRadimed 3880 has a compact, lightweight design allowing it to travel with the patient from their critical care unit, to the MRI and back, resulting in increased patient safety through uninterrupted vital signs monitoring and decreasing the amount of time critically ill patients are away from critical care units. The features of the IRadimed 3880 include: wireless electrocardiogram (ECG) with dynamic gradient filtering; wireless peripheral oxygen saturation (SpO2) monitoring using Masimo® algorithms; non-magnetic respiratory carbon dioxide (CO2); invasive and non-invasive blood pressure; patient temperature; and optional advanced multi-gas anesthetic agent unit featuring continuous Minimum Alveolar Concentration measurements. The IRadimed 3880 MRI compatible patient vital signs monitoring system has an easy-to-use design and allows for the effective communication of patient vital signs information to clinicians.

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. As of March 31, 2026, our direct U.S. sales force consisted of 29 field sales representatives, 4 regional sales directors and supplemented by 10 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights
For the quarter ended March 31, 2026, our revenue increased by $2.5 million, or 13% to $22.0 million, compared to $19.5 million for the quarter ended March 31, 2025. Income before the provision for income taxes was $7.8 million for the quarter ended March 31, 2026, compared to $5.9 million for the quarter ended March 31, 2025. Net income was $5.8 million, or $0.45 per diluted share, in the quarter ended March 31, 2026, compared to $4.7 million, or $0.37 per diluted share in the quarter ended March 31, 2025.

For the fiscal year 2026, we expect higher revenue when compared to the fiscal year 2025 primarily due to higher sales of our medical devices and products, related accessories, disposables, and services. We also expect higher operating expenses compared to the fiscal year 2025 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.
Recent Developments and Trends
In addition to the trends identified in the 2025 Annual Report under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business in fiscal year 2026 has been impacted, and we believe will continue to be impacted, by the recent developments and trends stated therein and herein.
In February 2026, the Supreme Court of the United States issued a ruling determining that certain tariffs were not lawfully imposed. As a result of this decision, impacted importers may be entitled to seek refunds of previously paid tariffs, subject to applicable administrative processes and further governmental actions. The Company has incurred costs associated with tariffs on certain imported materials and components and is evaluating its eligibility to pursue refunds. While the ruling may provide a basis for recovery of certain amounts previously paid, the timing, process, and ultimate realization of any such refunds remain uncertain and may be subject to additional regulatory guidance or legal developments. The Company cannot reasonably estimate the financial impact of this matter, including the amount or timing of any potential refunds at this time and will continue to assess developments and their potential impact on its business, financial condition, and results of operations.
The Company continues to monitor ongoing geopolitical developments, including the current conflicts in the Middle East, and the potential impacts on global trade policies and economic conditions. These events have contributed to increased uncertainty in international markets, including potential disruptions to supply chains, fluctuations in commodity and transportation costs, and evolving trade regulations. The Company has not experienced a material adverse impact on its operations or financial condition as a direct result of these developments. However, the situation remains dynamic, and the extent to which these geopolitical events may affect the Company’s business, results of operations, or financial condition in future periods remains uncertain. The Company will continue to actively assess potential risks and implement mitigation strategies, where appropriate, to address any emerging impacts.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of March 31, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Three Months Ended March 31,
	2026	2025
	(unaudited)
Revenue	100.0%	100.0%
Cost of revenue	23.5	23.9
Gross profit	76.5	76.1
Operating expenses:
General and administrative	20.8	23.6
Sales and marketing	18.4	21.4
Research and development	4.3	3.2
Total operating expenses	43.6	48.2
Income from operations	32.9	27.8
Other income, net	2.4	2.6
Income before provision for income taxes	35.3	30.5
Provision for income tax expense	8.9	6.4
Net income	26.5%	24.0%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue by Geographic Region

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
United States	$18,025	$15,953
International	3,954	3,558
Total revenue	$21,979	$19,511

Revenue by Type

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$7,664	$5,999
MRI Compatible Patient Vital Signs Monitoring Systems	7,107	6,545
Ferro Magnetic Detection Systems	621	418
Total devices revenue	15,392	12,962
Amortization of extended maintenance agreements	659	560
Disposables	4,885	4,947
Services and other	1,043	1,042
Total revenue	$21,979	$19,511
For the three months ended March 31, 2026, total revenue increased by $2.5 million, or 13%, to $22.0 million from $19.5 million for the same period in 2025. This increase is primarily attributed to continued demand for our IV infusion pump systems, amortization of extended maintenance revenue, and modifications to our sales incentive plan for patient vital signs monitoring systems.
Revenue from sales in the U.S. increased by $2.1 million, or 13%, to $18.0 million for the three months ended March 31, 2026, from $16.0 million for the same period in 2025. Revenue from sales internationally increased for the three months ended March 31, 2026 and 2025 at $4.0 million. Domestic sales accounted for 82% of revenue for the three months ended March 31, 2026 and 2025.

Revenue from sales of devices increased by $2.4 million, or 19%, to $15.4 million for the three months ended March 31, 2026, from $13.0 million for the same period in 2025. Revenue from the amortization of extended maintenance agreements increased by $99 thousand, or 18%, to $659 thousand for the three months ended March 31, 2026, from $560 thousand for the three months ended March 31, 2025. Revenue from sales of disposables remained constant at $4.9 million for the three months ended March 31, 2026 and 2025. Revenue from services and other remained constant at $1.0 million for the three months ended March 31, 2026 and 2025.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Revenue	$21,979	$19,511
Cost of revenue	5,165	4,668
Gross profit	$16,814	$14,843
Gross profit percentage	77%	76%
For the three months ended March 31, 2026, our cost of revenue increased by $0.5 million, or 11%, to $5.2 million from $4.7 million for the same period in 2025. For the three months ended March 31, 2026, our gross profit increased by $2.0 million, or 13%, to $16.8 million from $14.8 million for the same period in 2025. For the three months ended March 31, 2026, gross profit margin increased to 77% compared to 76% for the same period in 2025.

Operating Expenses

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
General and administrative	$4,569	$4,611
Percentage of revenue	20.8%	23.6%
Sales and marketing	$4,052	$4,176
Percentage of revenue	18.4%	21.4%
Research and development	$957	$624
Percentage of revenue	4.4%	3.2%
General and Administrative
For the three months ended March 31, 2026 , general and administrative expense remained consistent at $4.6 million.
Sales and Marketing
For the three months ended March 31, 2026, sales and marketing expense decreased by $0.1 million, or 3%, to $4.1 million from $4.2 million for the same period in 2025. This increase is primarily due to reduced sales commissions, related to timing and transition of sales focus to our MRidium® 3870 IV infusion pump system.
Research and Development
For the three months ended March 31, 2026, research and development expense increased by $0.4 million, or 67%, to $1.0 million from $0.6 million for the same period in 2025. This increase is primarily due to an increase in payroll and benefit expenses. Payroll expenses related to the MRidium® 3870 IV infusion pump system, were capitalized for the same period in 2025.
Other Income, Net
Other income, net consists of interest income, (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended March 31, 2026, other income, net increased $19 thousand, or 4%, to $532 thousand from $513 thousand for the same period in 2025.
Income Taxes
For the three months ended March 31, 2026, we recorded a provision for income tax expense of $1,951 thousand. For the three months ended March 31, 2026, our effective tax rate was 25.1% , and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by benefits from research and development tax credits.
For the three months ended March 31, 2025, we recorded a provision for income tax expense of $1,258 thousand . For the three months ended March 31, 2025, our effective tax rate was 21.2% , and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.
We file tax returns in the U.S. federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2023 and subsequent years.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes several significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, such as accelerated deductions for qualified property and domestic research expenditures. The

Company has evaluated the impact of the OBBBA on its financial statements and does not expect the legislation to result in a material change to its annual effective tax rate. During the first quarter of 2026, the Company implemented the OBBBA‑related changes to the foreign‑derived deduction regime, including the transition from the FDII deduction to the FDDEI deduction, which became effective for tax years beginning after December 31, 2025.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments.
As of March 31, 2026, we had cash and cash equivalents of $56.4 million, stockholders’ equity of $98.5 million, and working capital of $74.3 million. As of December 31, 2025, we had cash and cash equivalents of $51.2 million, stockholders’ equity of $94.6 million, and working capital of $71.0 million.
We believe that our current cash, and cash generated from operations will be sufficient to meet our ongoing operating requirements for at least the next 12 months and into the foreseeable future. We do not anticipate requiring additional capital; however, if required or desirable, we may seek to obtain a credit facility, raise debt, or issue additional equity in private or public markets. Various economic conditions (including persistent inflationary pressures, elevated or volatile interest rate levels, and the imposition of, expansion of, or changes in tariffs or other trade restrictions) may disrupt capital markets at any time, which could reduce our ability to access capital and negatively affect our liquidity in the future.

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$8,290	$4,292
Net cash used in investing activities	(469)	(3,917)
Net cash used in financing activities	(2,606)	(2,278)
Cash provided by operating activities increased by $4.0 million, to $8.3 million for the three months ended March 31, 2026, compared to $4.3 million for the same period in 2025. During the three months ended March 31, 2026, cash provided by operations was positively impacted by higher net income, and lower cash outflows related to accounts payable, pre-paid expenses, and inventory purchases, and offset by an increase in accounts receivable related to timing.

Cash used in investing activities decreased by $3.4 million, to $0.5 million for the three months ended March 31, 2026, compared to $3.9 million for the same period in 2025. The decrease from our 2025 spend in investing activities is attributed to construction costs of the completed new executive offices and expanded manufacturing facility to accommodate our continued growth.

Cash used in financing activities increased by $0.3 million, to $2.6 million for the three months ended March 31, 2026, compared to approximately $2.3 million for the same period in 2025. The increase is primarily due to the per share increase of a regular quarterly cash dividend payment. Special and quarterly cash dividend payments are subject to the sole discretion of the Board and applicable law.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2025.
Recent Accounting Pronouncements
As of March 31, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risks from those disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Annual Report.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2026 were effective.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2025 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2025 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended March 31, 2026.

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
________________________________________________________
*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

IRADIMED CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRADIMED CORPORATION

Dated: May 1, 2026	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)