Form 10-Q
period 2026-06-30
IRADIMED CORP
filed 2026-07-31
CIK 1325618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 12,786,991 shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2026.

IRADIMED CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this "Quarterly Report") that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words "believe," "anticipate," "expect," "may," "will," "assume," "should," "predict," "could," "would," "intend," "targets," "estimates," "projects," "plans," "forecast," "outlook," "guidance," "continue," and "potential," and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company's future financial and operating results and the Company's plans, objectives, and intentions. Forward-looking statements include, among other things, statements about the matters set forth in this Quarterly Report, including those described in the risk factors below. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•our ability to obtain and/or maintain regulatory approvals and comply with applicable regulations, including, our ability to receive 510(k) clearance for our products and product candidates, complete inspections conducted by the U.S. Food & Drug Administration (“FDA”) or other regulatory bodies with favorable outcomes, additional actions by or requests from the FDA (including a request to cease domestic distribution of products) or other regulatory bodies, and unanticipated costs or delays associated with the resolution of these matters;
•the timing and likelihood of regulatory approvals or clearances from the FDA or other regulatory bodies and regulatory actions on our product candidates and product marketing activities;
•unexpected costs, expenses and diversion of management attention resulting from actions or requests posed to us by the FDA or other regulatory bodies;
•our primary reliance on a limited number of products and our ability to identify and pursue development of additional products;
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

•difficulties or delays in the development, production, manufacturing and marketing of new or existing products and services;
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
•the impact on our operations and financial results of any public health emergency, including any potential future pandemic or epidemic, or any natural disaster, and any related policies and actions by governments or other third parties;
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

•the impact of tariffs, trade restrictions, export controls, and changes in trade policy, which could increase the cost of components and raw materials used in our products, disrupt our supply chain, limit our ability to sell products in international markets, or otherwise adversely affect our business and results of operations; and
•other risks detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IRADIMED CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,080	$51,159
Accounts receivable, net of allowance for credit losses of $174 as of June 30, 2026, and $191 as of December 31, 2025	13,192	13,667
Inventory, net	12,257	11,620
Prepaid expenses and other current assets	1,401	1,646
Prepaid income taxes	792	3,111
Total current assets	86,722	81,203
Property and equipment, net	24,208	23,856
Intangible assets, net	3,438	3,384
Deferred tax asset, net	363	94
Other assets	244	239
Total assets	$114,975	$108,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,849	$1,820
Accrued payroll and benefits	3,059	3,218
Other accrued taxes	641	313
Warranty reserve	146	144
Deferred revenue	3,469	2,871
Accrued income taxes	—	1,814
Total current liabilities	9,164	10,180
Deferred revenue, non-current	4,063	3,978
Total liabilities	$13,227	$14,158
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,786,740 shares issued and outstanding as of June 30, 2026, and 12,781,774 shares issued and outstanding as of December 31, 2025	$1	$1
Additional paid-in capital	31,593	30,386
Retained earnings	70,154	64,231
Total stockholders' equity	101,748	94,618
Total liabilities and stockholders’ equity	$114,975	$108,776
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$20,466	$20,409	$42,444	$39,920
Cost of revenue	5,306	4,454	10,471	9,122
Gross profit	15,160	15,955	31,973	30,798
Operating expenses:
General and administrative	3,866	4,280	8,435	8,891
Sales and marketing	4,246	4,010	8,298	8,186
Research and development	657	877	1,613	1,502
Total operating expenses	8,769	9,167	18,346	18,579
Income from operations	6,391	6,788	13,627	12,219
Other income, net	497	539	1,030	1,053
Income before provision for income taxes	6,888	7,327	14,657	13,272
Provision for income tax expense	1,670	1,553	3,621	2,811
Net income	$5,218	$5,774	$11,036	$10,461
Net income per share:
Basic	$0.41	$0.45	$0.86	$0.82
Diluted	$0.41	$0.45	$0.86	$0.82
Weighted average shares outstanding:
Basic	12,784	12,716	12,783	12,715
Diluted	12,872	12,835	12,871	12,830
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2025	12,782	$1	$30,386	$64,231	$94,618
Net income	—	—	—	5,818	5,818
Dividends declared	—	—	—	(2,556)	(2,556)
Stock-based compensation expense	—	—	684	—	684
Net share settlement of restricted stock units	1	—	(50)	—	(50)
Balances, March 31, 2026	12,783	$1	$31,020	$67,493	$98,514

Net income	—	—	—	5,218	5,218
Dividends declared	—	—	—	(2,557)	(2,557)
Stock-based compensation expense	—	—	807	—	807
Net share settlement of restricted stock units	4	—	(234)	—	(234)
Balances, June 30, 2026	12,787	$1	$31,593	$70,154	$101,748

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2024	12,710	$1	$30,027	$56,791	$86,819
Net income	—	—	—	4,687	4,687
Dividends declared	—	—	—	(2,161)	(2,161)
Stock-based compensation expense	—	—	826	—	826
Net share settlement of restricted stock units	5	—	(116)	—	$(116)
Balances, March 31, 2025	12,715	$1	$30,737	$59,317	$90,055

Net income	—	—	—	5,774	5,774
Dividends declared	—	—	—	(2,162)	-2,162
Stock-based compensation expense	—	—	730	—	730
Net share settlement of restricted stock units	5	—	(96)	—	(96)
Balances, June 30, 2025	12,720	$1	$31,371	$62,929	$94,301

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$11,036	$10,461
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	(17)	(33)
Provision for excess and obsolete inventory	53	8
Depreciation & amortization	865	402
Loss on disposal of property and equipment	—	1
Stock-based compensation	1,491	1,557
Deferred income taxes, net	(269)	263
Changes in operating assets and liabilities:
Accounts receivable	492	(333)
Inventory	(1,049)	(871)
Prepaid income taxes	2,319	207
Prepaid expenses and other current assets	245	(411)
Other assets	(5)	(6)
Accounts payable	29	5
Accrued payroll and benefits	(159)	(562)
Other accrued taxes	328	162
Warranty reserve	2	3
Deferred revenue	683	1,336
Other current liabilities	—	(150)
Accrued income taxes	(1,814)	—
Net cash provided by operating activities	14,230	12,039
Investing activities:
Purchases of property and equipment	(588)	(6,333)
Capitalized intangible assets	(324)	(408)
Net cash used in investing activities	(912)	(6,741)
Financing activities:
Dividends paid	(5,113)	(4,323)
Taxes paid related to the net share settlement of equity awards	(284)	(212)
Net cash used in financing activities	(5,397)	(4,535)
Net increase in cash and cash equivalents	7,921	762
Cash and cash equivalents, beginning of period	51,159	52,234
Cash and cash equivalents, end of period	$59,080	$52,996
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,385	$2,346
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
Notes to Unaudited Condensed Financial Statements
1 — Basis of Presentation
The accompanying interim unaudited condensed financial statements of IRADIMED CORPORATION (“IRADIMED,” the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and other interim periods, or future years or periods.
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
Revenue information by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
United States	$16,721	$18,190	$34,745	$34,143
International	3,745	2,219	7,699	5,777
Total revenue	$20,466	$20,409	$42,444	$39,920
Revenue information by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$6,428	$8,188	$14,092	$14,187
MRI Compatible Patient Vital Signs Monitoring Systems	6,665	5,944	13,772	12,489
Ferro Magnetic Detection Systems	756	482	1,377	900
Total devices revenue	13,849	14,614	29,241	27,576
Amortization of extended maintenance agreements	758	592	1,417	1,153
Disposables	4,793	4,204	9,678	9,151
Services and other	1,066	999	2,108	2,040
Total revenue	$20,466	$20,409	$42,444	$39,920
Contract Liabilities
Our contract liabilities consist of:

	June 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Advance payments from customers	$346	$486
Shipments in-transit	108	93
Extended maintenance agreements	7,078	6,270
Total	$7,532	$6,849

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2025	$6,849
Increases due to cash received from customers	3,795
Decreases due to recognition of revenue	(3,112)
Contract liabilities, June 30, 2026	$7,532

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2024	$5,253
Increases due to cash received from customers	3,045
Decreases due to recognition of revenue	(1,709)
Contract liabilities, June 30, 2025	$6,589
Capitalized Contract Costs
Our capitalized contract costs totaled $244 thousand and $239 thousand as of June 30, 2026 and December 31, 2025, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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
The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except per share data)	(unaudited)		(unaudited)
Net income	$5,218	$5,774	$11,036	$10,461
Weighted-average shares outstanding — Basic	12,784	12,716	12,783	12,715
Effect of dilutive securities:
Restricted stock units	46	58	46	55
Performance-based restricted stock units	42	61	42	60
Weighted-average shares outstanding — Diluted	12,872	12,835	12,871	12,830
Basic net income per share	$0.41	$0.45	$0.86	$0.82
Diluted net income per share	$0.41	$0.45	$0.86	$0.82
Restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Anti-dilutive restricted stock units	16	—	10	—

4 — Inventory, net
Inventory consists of:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)	(audited)
Raw materials	$10,713	$9,612
Work in process	625	831
Finished goods	1,527	1,732
Inventory before allowance for excess and obsolete	12,865	12,175
Allowance for excess and obsolete	608	555
Total	$12,257	$11,620
5 — Property and Equipment, net
Property and equipment consist of:

	June 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Land	$8,105	$8,105
Land improvements	1,409	1,409
Building	11,545	11,526
Computer software and hardware	2,289	2,187
Furniture and fixtures	2,468	2,078
Machinery and equipment	3,836	3,600
Construction in-process	223	23
	29,875	28,928
Accumulated depreciation	(5,667)	(5,072)
Total	$24,208	$23,856
Depreciation expense of property and equipment was approximately $303 thousand and $136 thousand for the three months ended June 30, 2026 and 2025, respectively, and $595 thousand and $270 thousand for the six months ended June 30, 2026 and 2025, respectively.

Property and equipment, net, information by geographic region is as follows:

	June 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
United States	$23,709	$23,507
International	499	349
Total property and equipment, net	$24,208	$23,856
Long-lived assets held outside of the U.S. consist principally of tooling, which is a component of machinery and equipment.

6 — Intangible Assets, net
The following table summarizes the components of intangible asset balances:

	June 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Patents — in use	$443	$443
Patents — fully amortized	70	70
Patents — in process	75	74
Internally developed software — in use	4,254	3,934
Internally developed software — in process	377	374
Trademarks	44	44
	5,263	4,939
Accumulated amortization	(1,825)	(1,555)
Total	$3,438	$3,384
Amortization expense of intangible assets was approximately $106 thousand and $72 thousand for the three months ended June 30, 2026 and 2025, respectively, and $270 thousand and $132 thousand for the six months ended June 30, 2026 and 2025, respectively.

Expected annual amortization expense for the remaining portion of 2026, the next five years, and thereafter related to intangible assets, excluding trademarks considered to have indefinite lives, is as follows:

(in thousands)
Six months remaining ending December 31, 2026	$216
2027	431
2028	428
2029	424
2030	406
2031	243
Thereafter	1,246
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
8 — Fair Value Measurements
The fair values of cash equivalents, accounts receivables, net, and accounts payable approximate their carrying amounts due to their short duration.
As of June 30, 2026, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation
Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Cost of revenue	$71	$71	$140	$143
General and administrative	477	438	865	957
Sales and marketing	178	120	336	255
Research and development	81	102	150	202
Total	$807	$731	$1,491	$1,557
As of June 30, 2026, we had (i) $4,383 thousand of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.38 years and (ii) $529 thousand of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.25 years.
The following table presents a summary of our equity award activity for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
(shares in thousands)	Restricted Stock Units	Performance Based Restricted Stock Units
Outstanding beginning of period	83	25
Awards granted	17	—
Awards exercised/vested	(8)	—
Awards canceled/ forfeited	(1)	—
Outstanding end of period	91	25
10 — Income Taxes
For the three and six months ended June 30, 2026, we recorded a provision for income tax expense of $1,670 thousand and $3,621 thousand, respectively. For the three and six months ended June 30, 2026, our effective tax rate was 24.2% and 24.7%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by benefits from research and development tax credits.
For the three and six months ended June 30, 2025, we recorded a provision for income tax expense of $1,553 thousand and $2,811 thousand, respectively. For the three and six months ended June 30, 2025, our effective tax rate was consistent at 21.2%, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.
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

11 — Commitments and Contingencies
Purchase commitments. We had various purchase orders for goods or services totaling $11,020 thousand and $9,827 thousand as of June 30, 2026 and December 31, 2025, respectively. Amounts recognized on our balance sheets related to these purchase orders were immaterial.
Legal matters. From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes cannot be predicted with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
12 — Subsequent Events
On July 30, 2026, the Board declared a regular quarterly cash dividend of $0.20 per share of outstanding common stock. The dividend is payable to stockholders of record as of the close of business on August 14, 2026 and will be paid on August 28, 2026.
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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. As of June 30, 2026, our direct U.S. sales force consisted of 29 field sales representatives, 4 regional sales directors and supplemented by 11 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights
For the quarter ended June 30, 2026, our revenue increased by $0.1 million, or 0.5%, to $20.5 million from $20.4 million compared to the same period of 2025. Income before the provision for income taxes was $6.9 million for the quarter ended June 30, 2026, compared to $7.3 million for the quarter ended June 30, 2025. Net income was $5.2 million, or $0.41 per diluted share, in the quarter ended June 30, 2026, compared to $5.8 million, or $0.45 per diluted share in the quarter ended June 30, 2025.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of June 30, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.9	21.8	24.7	22.9
Gross profit	74.1	78.2	75.3	77.1
Operating expenses:
General and administrative	18.9	21.0	19.9	22.3
Sales and marketing	20.7	19.6	19.5	20.5
Research and development	3.2	4.3	3.8	3.8
Total operating expenses	42.8	44.9	43.2	46.6
Income from operations	31.3	33.3	32.1	30.6
Other income, net	2.4	2.6	2.4	2.6
Income before provision for income taxes	33.7	35.9	34.5	33.2
Provision for income tax expense	8.2	7.6	8.5	7.0
Net income	25.5%	28.3%	26.0%	26.2%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue by Geographic Region

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
United States	$16,721	$18,190	$34,745	$34,143
International	3,745	2,219	7,699	5,777
Total revenue	$20,466	$20,409	$42,444	$39,920

Revenue by Type

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$6,428	$8,188	$14,092	$14,187
MRI Compatible Patient Vital Signs Monitoring Systems	6,665	5,944	13,772	12,489
Ferro Magnetic Detection Systems	756	482	1,377	900
Total devices revenue	13,849	14,614	29,241	27,576
Amortization of extended maintenance agreements	758	592	1,417	1,153
Disposables	4,793	4,204	9,678	9,151
Services and other	1,066	999	2,108	2,040
Total revenue	$20,466	$20,409	$42,444	$39,920
For the three months ended June 30, 2026, total revenue increased by $0.1 million, or 0.5%, to $20.5 million from $20.4 million for the same period in 2025. This increase is primarily attributed to modifications to our sales incentive plan for patient vital signs monitoring systems, disposables, and amortization of extended maintenance revenue.
Revenue from sales in the U.S. decreased by $1.5 million, or 8%, to $16.7 million for the three months ended June 30, 2026, from $18.2 million for the same period in 2025. Revenue from sales internationally increased by $1.5 million, or 69%, to $3.7 million from $2.2 million for the same period in 2025. Domestic sales accounted for 82% of revenue for the three months ended June 30, 2026 and 89% of revenue for the same period in 2025.

Revenue from sales of devices decreased by $0.8 million, or 5%, to $13.8 million for the three months ended June 30, 2026, from $14.6 million for the same period in 2025. Revenue from the amortization of extended maintenance agreements increased by $0.2 million, or 28%, to $0.8 million for the three months ended June 30, 2026 from $0.6 million for the three months ended June 30, 2025. Revenue from sales of disposables increased by $0.6 million, or 14%, to $4.8 million for the three months ended June 30, 2026 from $4.2 million for the three months ended June 30, 2025. Revenue from services and other increased by $0.1 million, or 7%, to $1.1 million from $1.0 million for the same period in 2025.

For the six months ended June 30, 2026, total revenue increased by $2.5 million, or 6%, to $42.4 million from $39.9 million for the same period in 2025. This is attributed to sales of our new MRidium® 3870 IV infusion pump system, disposables, modification to sales incentive plan for patient vital signs monitoring systems, and increase in Ferro Magnetic Detection System sales.

Revenue from sales in the U.S. increased by $0.6 million, or 2%, to $34.7 million for the six months ended June 30, 2026, from $34.1 million for the same period in 2025. Revenue from sales internationally increased by $1.9 million, or 33%, for the six months ended June 30, 2026 to $7.7 million, from $5.8 million for the same period in 2025. Domestic sales accounted for 82% of revenue for the six months ended June 30, 2026, and 86% of revenue for the same period in 2025.

Revenue from sales of devices increased by $1.7 million, or 6%, to $29.2 million for the six months ended June 30, 2026, from $27.6 million for the same period in 2025. Revenue from the amortization of extended maintenance agreements increased by $0.2 million, or 23%, to $1.4 million for the six months ended June 30, 2026, from $1.2 million for the six months ended June 30, 2025. Revenue from sales of our disposables increased by $0.5 million, or 6%, to $9.7 million for the six months ended June 30, 2026, from $9.2 million for the same period in 2025. Revenue from the services and other increased by $0.1 million, or 3%, to $2.1 million for the six months ended June 30, 2026, from $2.0 million for the six months ended June 30, 2025.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Revenue	$20,466	$20,409	$42,444	$39,920
Cost of revenue	5,306	4,454	10,471	9,122
Gross profit	$15,160	$15,955	$31,973	$30,798
Gross profit percentage	74%	78%	75%	77%
For the three months ended June 30, 2026, our cost of revenue increased by $0.8 million, or 18%, to $5.3 million from $4.5 million for the same period in 2025. For the three months ended June 30, 2026, our gross profit decreased by $0.8 million, or 5%, to $15.2 million from $16.0 million for the same period in 2025. For the three months ended June 30, 2026, gross profit margin decreased to 74% compared to 78% for the same period in 2025. The decrease in gross margin is attributed to initial production inefficiencies on new product manufacturing.

For the six months ended June 30, 2026, our cost of revenue increased by $1.3 million, or 14%, to $10.4 million from $9.1 million for the same period in 2025. For the six months ended June 30, 2026, our gross profit increased by $1.2 million, or 4%, to $32.0 million from $30.8 million for the same period in 2025. For the six months ended June 30, 2026, gross profit margin decreased to 75% compared to 77% for the same period in 2025.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
General and administrative	$3,866	$4,280	$8,435	$8,891
Percentage of revenue	18.9%	21.0%	19.9%	22.3%
Sales and marketing	$4,246	$4,010	$8,298	$8,186
Percentage of revenue	20.7%	19.6%	19.6%	20.5%
Research and development	$657	$877	$1,613	$1,502
Percentage of revenue	3.2%	4.3%	3.8%	3.8%
General and Administrative
For the three months ended June 30, 2026, general and administrative expense decreased by $0.4 million, or 9%, to $3.9 million from $4.3 million for the same period in 2025. This decreased primarily because of lower legal and professional expenses, regulatory consulting, and payroll and benefit expenses.
For the six months ended June 30, 2026, general and administrative expense decreased by $0.5 million, or 5%, to $8.4 million from $8.9 million for the same period in 2025. This decreased primarily because of lower legal and professional expenses, regulatory consulting, and payroll and benefits expenses.

Sales and Marketing
For the three months ended June 30, 2026, sales and marketing expense increased by $0.2 million, or 6%, to $4.2 million from $4.0 million for the same period in 2025. This increase is primarily due to increased sales commissions related to increased monitor books and newly released MRidium® 3870 IV infusion pump system bookings.
For the six months ended June 30, 2026, sales and marketing expense increased by $0.1 million, or 1%, to $8.3 million from $8.2 million for the same period in 2025. This increase is primarily due to increased sales commissions related to increased monitor books and newly released MRidium® 3870 IV infusion pump system bookings.

Research and Development
For the three months ended June 30, 2026, research and development expense decreased by $0.2 million, or 22%, to $0.7 million from $0.9 million for the same period in 2025. This is primarily due to a decrease in payroll and benefit expenses capitalized as internal software development for the current period.
For the six months ended June 30, 2026, research and development expense increased by $0.1 million, or 7%, to $1.6 million from $1.5 million for the same period in 2025. This increase is primarily due to an increase in payroll and benefit expenses. Payroll expenses related to the MRidium® 3870 IV infusion pump system, were capitalized for the first three months in 2025, offset by current period capitalized software.

Other Income, Net
Other income, net consists of interest income (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended June 30, 2026, other income, net decreased $42 thousand, or 8%, to $497 thousand from $539 thousand for the same period in 2025.
For the six months ended June 30, 2026, other income, net, decreased by $23 thousand, or 2%, to $1,030 thousand from $1,053 thousand for the same period in 2025. This income is primarily interest received in 2026 and 2025 on money market fund investments.

Income Taxes
For the three and six months ended June 30, 2026, we recorded a provision for income tax expense of $1,670 thousand and $3,621 thousand, respectively. For the three and six months ended June 30, 2026, our effective tax rate was 24.2% and 24.7% respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by benefits from research and development tax credits.

For the three and six months ended June 30, 2025, we recorded a provision for income tax expense of $1,553 thousand and $2,811 thousand, respectively. For the three and six months ended June 30, 2025, our effective tax rate was consistent at 21.2%, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by benefits from research and development tax credits.

We file tax returns in the U.S. federal jurisdiction and many U.S. state jurisdictions. Our returns are not currently under examination by the Internal Revenue Service. The Company remains subject to income tax examinations for our U.S. federal and certain U.S. state income taxes for 2023 and subsequent years.

On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA includes several significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, such as accelerated deductions for qualified property and domestic research expenditures. The Company has evaluated the impact of the OBBBA on its financial statements and does not expect the legislation to result in a material change to its annual effective tax rate. During the first quarter of 2026, the Company implemented the OBBBA‑related changes to the foreign‑derived deduction regime, including the transition from the FDII deduction to the FDDEI deduction, which became effective for tax years beginning after December 31, 2025.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been our cash and cash equivalents balances, cash flow from operations and access to the financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and dividend payments.
As of June 30, 2026, we had cash and cash equivalents of $59.1 million, stockholders’ equity of $101.7 million, and working capital of $77.6 million. As of December 31, 2025, we had cash and cash equivalents of $51.2 million, stockholders’ equity of $94.6 million, and working capital of $71.0 million.

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

	Six Months Ended June 30,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$14,230	$12,039
Net cash used in investing activities	(912)	(6,741)
Net cash used in financing activities	(5,397)	(4,535)
Cash provided by operating activities increased by $2.2 million, to $14.2 million for the six months ended June 30, 2026, compared to $12.0 million for the same period in 2025. During the six months ended June 30, 2026, cash provided by operations was positively impacted by higher net income, lower cash outflows related to accounts payable and pre-paid expenses, and inventory purchases, and offset by an increase in accounts receivable related to timing.

Cash used in investing activities decreased by $5.8 million, to $0.9 million for the six months ended June 30, 2026, compared to $6.7 million for the same period in 2025. The decrease from our 2025 spend in investing activities is attributed to construction costs of the completed new executive offices and expanded manufacturing facility to accommodate our continued growth.

Cash used in financing activities increased by $0.9 million, to $5.4 million for the six months ended June 30, 2026, compared to approximately $4.5 million for the same period in 2025. The increase is primarily due to the per share increase of our quarterly cash dividend payment. Special and quarterly cash dividend payments are subject to the sole discretion of the Board and applicable law.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2025.
Recent Accounting Pronouncements
As of June 30, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2026 were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Default Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended June 30, 2026.

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

IRADIMED CORPORATION

Dated: July 31, 2026	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)