Form 10-Q
period 2026-09-30
IRADIMED CORP
filed 2026-10-30
CIK 1325618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 12,788,153 shares of common stock, par value $0.0001 per share, outstanding as of October 30, 2026.

IRADIMED CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words and phrases such as “believe,” “anticipate,” “expect,” “may,” “will,” “should,” “predict,” “could,” “would,” “intend,” “estimates,” “projects,” “plans,” “outlook,” “continue,” “potential,” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, without limitation, statements about the Company’s future financial and operating results, plans, objectives, and intentions, as well as other statements that are not based on historical fact.

All forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•our ability to obtain or maintain regulatory approvals and comply with applicable regulations, including 510(k) clearances for our products and product candidates, the outcome of inspections conducted by the U.S. Food and Drug Administration (the “FDA”) or other regulatory bodies, additional actions by or requests from the FDA or other regulatory bodies, and unanticipated costs or delays associated with the resolution of such matters;

•our reliance on a limited number of products and our ability to identify and pursue development of additional products;

•our ability to retain key management, marketing, and scientific personnel and to attract and retain additional qualified personnel;

•our expectations regarding the sales and marketing of our products and services;

•our expectations regarding the integrity of our supply chain;

•the potential for adverse application of applicable laws and regulations on our operations;

•our expectations for market acceptance of our new products;

•the potential for exposure to product liability claims and our marketed products to be withdrawn due to recalls or adverse events;

•our ability to prepare, file, prosecute, maintain, defend against infringement of, and enforce patent claims and other intellectual property rights in our products;

•the implementation of our business strategies;

•our financial performance and how it may be interpreted by securities analysts and investors;

•our ability to compete with existing competitors and new market entrants;

•difficulties or delays in developing, manufacturing, or marketing our products and services;

•changes in laws or in their interpretation or application, and the risk of non-compliance;

•cost-containment efforts of our customers, purchasing groups, third-party payers, and governmental organizations;

•costs associated with protecting our trade secrets and enforcing our patent, copyright, and trademark rights, including the risk of successful challenges to the validity of such rights;

•costs or claims resulting from errors or defects in our manufacturing that may injure persons or damage property, including costs from remediation efforts or recalls;

•the results or timing of commercial disputes, patent infringement claims, other legal proceedings, or government investigations;

•interruptions in our ability to manufacture our products, or the unavailability or increased cost of key components or raw materials;

•the risk that third parties may fail to meet their contractual obligations, which could disrupt our operations or adversely affect our financial results;

•the effects of government-mandated healthcare reform;

•the impact on our operations and financial results of public health emergencies, including natural disasters, and policies and actions by governments or other third parties;

•breaches or failures of our or our vendors’ or customers’ information technology systems, including by cyberattack, data leakage, or unauthorized access;

•the risks associated with the integration of Artificial Intelligence (“AI”) or Machine Learning (“ML”) into our products or business, including algorithmic errors or bias, uncertain regulatory requirements applicable to AI-enabled medical devices, data privacy and security concerns arising from the use of AI or ML, and potential liability arising from AI-driven product decisions or recommendations;

•the loss of one or more key customers or suppliers, or a default by any such party;

•unfavorable changes to the terms of key customer or supplier relationships;

•weakening of economic conditions that could adversely affect demand for our products;

•changes in tax rates, interest rates, or inflationary pressures on the U.S. and global economies;

•geopolitical risks, including international conflicts and political instability, which could lead to increased market volatility;

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

You should consider the forward-looking statements contained in this Quarterly Report in light of the risk factors and other information set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in this Quarterly Report, as well as “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), and in our other filings with the SEC. Our filings with the SEC are available at http://www.sec.gov. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

Unless otherwise indicated, references in this Quarterly Report to “IRADIMED,” the “Company,” “we,” “our,” and “us” refer to IRADIMED CORPORATION. References to the “U.S.” mean the United States of America.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IRADIMED CORPORATION
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$63,288	$51,159
Accounts receivable, net of allowance for credit losses of $285 as of September 30, 2026, and $191 as of December 31, 2025	13,674	13,667
Inventory, net	13,487	11,620
Prepaid expenses and other current assets	1,251	1,646
Prepaid income taxes	1,100	3,111
Total current assets	92,800	81,203
Property and equipment, net	24,076	23,856
Intangible assets, net	3,412	3,384
Deferred tax asset, net	524	94
Other assets	258	239
Total assets	$121,070	$108,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,419	$1,820
Accrued payroll and benefits	3,623	3,218
Other accrued taxes	548	313
Warranty reserve	161	144
Deferred revenue	3,572	2,871
Accrued income taxes	—	1,814
Total current liabilities	10,323	10,180
Deferred revenue, non-current	4,293	3,978
Total liabilities	$14,616	$14,158
Stockholders’ equity:
Common stock; $0.0001 par value per share; 31,500,000 shares authorized; 12,788,153 shares issued and outstanding as of September 30, 2026, and 12,781,774 shares issued and outstanding as of December 31, 2025	$1	$1
Additional paid-in capital	32,351	30,386
Retained earnings	74,102	64,231
Total stockholders’ equity	106,454	94,618
Total liabilities and stockholders’ equity	$121,070	$108,776
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$24,203	$21,202	$66,648	$61,122
Cost of revenue	5,747	4,708	16,219	13,830
Gross profit	18,456	16,494	50,429	47,292
Operating expenses:
General and administrative	4,533	4,356	12,967	13,246
Sales and marketing	4,909	4,631	13,207	12,817
Research and development	875	674	2,489	2,176
Total operating expenses	10,317	9,661	28,663	28,239
Income from operations	8,139	6,833	21,766	19,053
Other income, net	529	464	1,559	1,517
Income before provision for income taxes	8,668	7,297	23,325	20,570
Provision for income tax expense	2,162	1,721	5,783	4,532
Net income	$6,506	$5,576	$17,542	$16,038
Net income per share:
Basic	$0.51	$0.44	$1.37	$1.26
Diluted	$0.51	$0.43	$1.37	$1.25
Weighted average shares outstanding:
Basic	12,787	12,721	12,784	12,717
Diluted	12,876	12,860	12,872	12,842
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2025	12,782	$1	$30,386	$64,231	$94,618
Net income	—	—	—	5,818	5,818
Dividends declared	—	—	—	(2,556)	(2,556)
Stock-based compensation expense	—	—	684	—	684
Net share settlement of restricted stock units	1	—	(50)	—	(50)
Balances, March 31, 2026	12,783	$1	$31,020	$67,493	$98,514

Net income	—	—	—	5,218	5,218
Dividends declared	—	—	—	(2,557)	(2,557)
Stock-based compensation expense	—	—	807	—	807
Net share settlement of restricted stock units	4	—	(234)	—	(234)
Balances, June 30, 2026	12,787	$1	$31,593	$70,154	$101,748

Net income	—	—	—	6,506	6,506
Dividends declared	—	—	—	(2,558)	(2,558)
Stock-based compensation expense	—	—	777	—	777
Net share settlement of restricted stock units	1	—	(19)	—	(19)
Balances, September 30, 2026	12,788	$1	$32,351	$74,102	$106,454

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2024	12,710	$1	$30,027	$56,791	$86,819
Net income	—	—	—	4,687	4,687
Dividends declared	—	—	—	(2,161)	(2,161)
Stock-based compensation expense	—	—	826	—	826
Net share settlement of restricted stock units	5	—	(116)	—	(116)
Balances, March 31, 2025	12,715	$1	$30,737	$59,317	$90,055

Net income	—	—	—	5,774	5,774
Dividends declared	—	—	—	(2,162)	(2,162)
Stock-based compensation expense	—	—	730	—	730
Net share settlement of restricted stock units	5	—	(96)	—	(96)
Balances, June 30, 2025	12,720	$1	$31,371	$62,929	$94,301

Net income	—	—	—	5,576	5,576
Dividends declared	—	—	—	(2,162)	(2,162)
Stock-based compensation expense	—	—	666	—	666
Net share settlement of restricted stock units	1	—	(29)	—	(29)
Balances, September 30, 2025	12,721	$1	$32,008	$66,343	$98,352

See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$17,542	$16,038
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	94	(83)
Provision for excess and obsolete inventory	71	27
Depreciation & amortization	1,277	785
Loss on disposal of property and equipment	5	34
Stock-based compensation	2,268	2,223
Deferred income taxes, net	(430)	398
Changes in operating assets and liabilities:
Accounts receivable	(101)	(3,218)
Inventory	(2,344)	(1,431)
Prepaid income taxes	2,011	(1,166)
Prepaid expenses and other current assets	395	416
Other assets	(19)	(15)
Accounts payable	599	437
Accrued payroll and benefits	405	299
Other accrued taxes	235	133
Warranty reserve	17	19
Deferred revenue	1,016	1,478
Other current liabilities	—	(150)
Accrued income taxes	(1,814)	2,801
Net cash provided by operating activities	21,227	19,025
Investing activities:
Purchases of property and equipment	(718)	(7,471)
Capitalized intangible assets	(406)	(534)
Net cash used in investing activities	(1,124)	(8,005)
Financing activities:
Dividends paid	(7,671)	(6,486)
Taxes paid related to the net share settlement of equity awards	(303)	(242)
Net cash used in financing activities	(7,974)	(6,728)
Net increase in cash and cash equivalents	12,129	4,292
Cash and cash equivalents, beginning of period	51,159	52,234
Cash and cash equivalents, end of period	$63,288	$56,526
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,017	$2,500
See accompanying notes to unaudited condensed financial statements.

IRADIMED CORPORATION
Notes to Unaudited Condensed Financial Statements
1 — Basis of Presentation
The accompanying interim unaudited condensed financial statements of IRADIMED CORPORATION (“IRADIMED,” the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and other interim periods, or future years or periods.
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
Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
United States	$19,737	$18,115	$54,482	$52,258
International	4,466	3,087	12,166	8,864
Total revenue	$24,203	$21,202	$66,648	$61,122
Revenue information by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$8,687	$8,334	$22,779	$22,521
MRI Compatible Patient Vital Signs Monitoring Systems	8,006	6,872	21,778	19,361
Ferro Magnetic Detection Systems	483	378	1,861	1,278
Total devices revenue	17,176	15,584	46,418	43,160
Amortization of extended maintenance agreements	801	613	2,218	1,766
Disposables	4,981	4,131	14,659	13,281
Services and other	1,245	874	3,353	2,915
Total revenue	$24,203	$21,202	$66,648	$61,122
Contract Liabilities
Our contract liabilities consist of:

	September 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Advance payments from customers	$157	$486
Shipments in-transit	201	93
Extended maintenance agreements	7,507	6,270
Total	$7,865	$6,849

Changes in the contract liabilities during the periods presented are as follows:

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2025	$6,849
Increases due to cash received from customers	5,772
Decreases due to recognition of revenue	(4,756)
Contract liabilities, September 30, 2026	$7,865

Deferred Revenue
(in thousands)	(unaudited)
Contract liabilities, December 31, 2024	$5,253
Increases due to cash received from customers	4,018
Decreases due to recognition of revenue	(2,540)
Contract liabilities, September 30, 2025	$6,731
Capitalized Contract Costs
Our capitalized contract costs totaled $258 thousand and $239 thousand as of September 30, 2026 and December 31, 2025, respectively, and are classified as other assets on the unaudited condensed balance sheets.

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
The following table presents the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except per share data)	(unaudited)		(unaudited)
Net income	$6,506	$5,576	$17,542	$16,038
Weighted-average shares outstanding — Basic	12,787	12,721	12,784	12,717
Effect of dilutive securities:
Restricted stock units	45	71	45	62
Performance-based restricted stock units	44	68	43	63
Weighted-average shares outstanding — Diluted	12,876	12,860	12,872	12,842
Basic net income per share	$0.51	$0.44	$1.37	$1.26
Diluted net income per share	$0.51	$0.43	$1.37	$1.25
There were no restricted stock units excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive.

4 — Inventory, net
Inventory consists of:

	September 30,	December 31,
	2026	2025
(in thousands)	(unaudited)	(audited)
Raw materials	$11,661	$9,612
Work in process	981	831
Finished goods	1,471	1,732
Inventory before allowance for excess and obsolete	14,113	12,175
Allowance for excess and obsolete	626	555
Total	$13,487	$11,620
5 — Property and Equipment, net
Property and equipment consist of:

	September 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Land	$8,105	$8,105
Land improvements	1,409	1,409
Building	11,580	11,526
Computer software and hardware	2,329	2,187
Furniture and fixtures	2,537	2,078
Machinery and equipment	4,083	3,600
Construction in-process	4	23
	30,047	28,928
Accumulated depreciation	(5,971)	(5,072)
Total	$24,076	$23,856
Depreciation expense of property and equipment was approximately $305 thousand and $256 thousand for the three months ended September 30, 2026 and 2025, respectively, and $899 thousand and $526 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Property and equipment, net, information by geographic region is as follows:

	September 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
United States	$23,583	$23,507
International	493	349
Total property and equipment, net	$24,076	$23,856
Long-lived assets held outside of the U.S. consist principally of tooling, which is a component of machinery and equipment.

6 — Intangible Assets, net
The following table summarizes the components of intangible asset balances:

	September 30, 2026	December 31, 2025
(in thousands)	(unaudited)	(audited)
Patents — in use	$443	$443
Patents — fully amortized	70	70
Patents — in process	81	74
Internally developed software — in use	4,254	3,934
Internally developed software — in process	453	374
Trademarks	44	44
	5,345	4,939
Accumulated amortization	(1,933)	(1,555)
Total	$3,412	$3,384
Amortization expense of intangible assets was approximately $108 thousand and $127 thousand for the three months ended September 30, 2026 and 2025, respectively, and $378 thousand and $259 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Expected annual amortization expense for the remaining portion of 2026, the next five years, and thereafter related to intangible assets, excluding trademarks considered to have indefinite lives, is as follows:

(in thousands)
Three months remaining ending December 31, 2026	$108
2027	431
2028	428
2029	424
2030	406
2031	243
Thereafter	1,328
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
As of September 30, 2026, we did not have any assets or liabilities subject to recurring fair value measurements.

9 — Stock-Based Compensation
Stock-based compensation was recognized as follows in the unaudited Condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Cost of revenue	$72	$72	$212	$215
General and administrative	444	363	1,308	1,320
Sales and marketing	179	169	516	424
Research and development	82	62	232	264
Total	$777	$666	$2,268	$2,223
As of September 30, 2026, we had (i) $3.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.22 years and (ii) $394 thousand of unrecognized compensation cost related to unvested performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.08 years.
The following table presents a summary of our equity award activity for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
(shares in thousands)	Restricted Stock Units	Performance Based Restricted Stock Units
Outstanding beginning of period	83	25
Awards granted	17	—
Awards exercised/vested	(10)	—
Awards canceled/ forfeited	(1)	—
Outstanding end of period	89	25
10 — Income Taxes
For the three and nine months ended September 30, 2026, we recorded a provision for income tax expense of $2.2 million and $5.8 million, respectively. For the three and nine months ended September 30, 2026, our effective tax rate was 24.9% and 24.8%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by tax benefits related to foreign-derived income and research and development tax credits.

For the three and nine months ended September 30, 2025, we recorded a provision for income tax expense of $1.7 million and $4.5 million, respectively. For the three and nine months ended September 30, 2025, our effective tax rate was 23.6% and 22.0%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by tax benefits related to foreign-derived income and research and development tax credits.
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

11 — Commitments and Contingencies
Purchase commitments. We had various purchase orders for goods or services totaling $11.1 million and $9.8 million as of September 30, 2026 and December 31, 2025, respectively. Amounts recognized on our balance sheets related to these purchase orders were immaterial.
Legal matters. From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes cannot be predicted with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
12 — Subsequent Events
On October 30, 2026, the Board declared a regular quarterly cash dividend of $0.20 per share of outstanding common stock. The dividend is payable to stockholders of record as of the close of business on November 13, 2026 and will be paid on November 27, 2026.
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
Presentation of Amounts

Unless otherwise indicated, dollar amounts in the tables in this Item 2 are presented in thousands, and dollar amounts in the narrative discussion are presented in millions, rounded to one decimal place, or in thousands where so indicated. Percentage changes and percentages of total revenue are calculated using the amounts in thousands presented in the tables, except for per share amounts, which are calculated using unrounded amounts. As a result, percentages recalculated using the rounded amounts in millions may differ from those presented.

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

We generate revenue from the sale of MRI compatible medical devices and accessories, extended maintenance agreements, services related to maintaining our products and the sale of disposable products used with our devices. The principal customers for our MRI compatible products include hospitals and acute care facilities, both in the U.S. and internationally. As of September 30, 2026, our direct U.S. sales force consisted of 28 field sales representatives, 4 regional sales directors and supplemented by 12 clinical application specialists. Internationally, we have distribution agreements with independent distributors selling our products.

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

Financial Highlights
For the quarter ended September 30, 2026, our revenue increased by $3.0 million, or 14%, to $24.2 million from $21.2 million compared to the same period of 2025. Income before the provision for income taxes was $8.7 million for the quarter ended September 30, 2026, compared to $7.3 million for the quarter ended September 30, 2025. Net income was $6.5 million, or $0.51 per diluted share, in the quarter ended September 30, 2026, compared to $5.6 million, or $0.43 per diluted share in the quarter ended September 30, 2025.

For the fiscal year 2026, we expect higher revenue when compared to the fiscal year 2025 primarily due to higher sales of our medical devices and products, related accessories, disposables, and services. We also expect higher operating expenses compared to the fiscal year 2025 primarily due to higher sales and marketing, regulatory, and general and administrative expenses.

Recent Developments and Trends
In addition to the trends identified in the 2025 Annual Report under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business in fiscal year 2026 has been impacted, and we believe will continue to be impacted, by the recent developments and trends described in the 2025 Annual Report and in this Quarterly Report.
In February 2026, the Supreme Court of the United States held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating certain tariffs imposed under that statute. Subsequent administrative and judicial developments have established procedures for seeking refunds of previously paid IEEPA tariffs, subject to eligibility requirements, administrative processes and ongoing litigation. The Company continues to monitor changes in U.S. tariff policy, including tariffs imposed under other statutory authorities that are not affected by the decision.

The Company has submitted refund claims for IEEPA tariffs paid on certain imported materials and components and has received refunds, which did not have a material impact on its financial condition or results of operations for the three and nine months ended September 30, 2026. The Company continues to evaluate additional customs entries that may be eligible for refund. The Company records refunds when realized and the amount and timing of any further recovery depend on, among other things, the status of the relevant entries, compliance with procedural requirements and the outcome of ongoing proceedings.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. As of September 30, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.
Results of Operations
The following table sets forth selected statements of operations data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue		Percent of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.8	22.2	24.3	22.6
Gross profit	76.2	77.8	75.7	77.4
Operating expenses:
General and administrative	18.7	20.6	19.5	21.7
Sales and marketing	20.3	21.8	19.8	21.0
Research and development	3.6	3.2	3.7	3.6
Total operating expenses	42.6	45.6	43.0	46.3
Income from operations	33.6	32.2	32.7	31.1
Other income, net	2.2	2.2	2.3	2.5
Income before provision for income taxes	35.8	34.4	35.0	33.6
Provision for income tax expense	8.9	8.1	8.7	7.4
Net income	26.9%	26.3%	26.3%	26.2%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue by Geographic Region

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
United States	$19,737	$18,115	$54,482	$52,258
International	4,466	3,087	12,166	8,864
Total revenue	$24,203	$21,202	$66,648	$61,122

Revenue by Type

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Devices:
MRI Compatible Intravenous ("IV") Infusion Pump Systems	$8,687	$8,334	$22,779	$22,521
MRI Compatible Patient Vital Signs Monitoring Systems	8,006	6,872	21,778	19,361
Ferro Magnetic Detection Systems	483	378	1,861	1,278
Total devices revenue	17,176	15,584	46,418	43,160
Amortization of extended maintenance agreements	801	613	2,218	1,766
Disposables	4,981	4,131	14,659	13,281
Services and other	1,245	874	3,353	2,915
Total revenue	$24,203	$21,202	$66,648	$61,122
For the three months ended September 30, 2026, total revenue increased by $3.0 million, or 14%, to $24.2 million from $21.2 million for the same period in 2025. This increase is primarily attributed to modifications to our sales incentive plan for patient vital signs monitoring systems, infusion pump systems, and disposables.
Revenue from sales in the U.S. increased by $1.6 million, or 9%, to $19.7 million for the three months ended September 30, 2026, from $18.1 million for the same period in 2025. Revenue from sales internationally increased by $1.4 million, or 45%, to $4.5 million from $3.1 million for the same period in 2025. Domestic sales accounted for 82% of revenue for the three months ended September 30, 2026 and 85% of revenue for the same period in 2025.

Revenue from sales of devices increased by $1.6 million, or 10%, to $17.2 million for the three months ended September 30, 2026, from $15.6 million for the same period in 2025. Revenue from the amortization of extended maintenance agreements increased by $0.2 million, or 31%, to $0.8 million for the three months ended September 30, 2026 from $0.6 million for the three months ended September 30, 2025. Revenue from sales of disposables increased by $0.9 million, or 21%, to $5.0 million for the three months ended September 30, 2026 from $4.1 million for the three months ended September 30, 2025. Revenue from services and other increased by $0.3 million, or 42%, to $1.2 million from $0.9 million for the same period in 2025.

For the nine months ended September 30, 2026, total revenue increased by $5.5 million, or 9%, to $66.6 million from $61.1 million for the same period in 2025. This increase is primarily attributed to sales of our new MRidium® 3870 IV infusion pump system, disposables, modification to sales incentive plan for patient vital signs monitoring systems, and increase in Ferro Magnetic Detection System sales.

Revenue from sales in the U.S. increased by $2.2 million, or 4%, to $54.5 million for the nine months ended September 30, 2026, from $52.3 million for the same period in 2025. Revenue from sales internationally increased by $3.3 million, or 37%, for the nine months ended September 30, 2026 to $12.2 million, from $8.9 million for the same period in 2025. Domestic sales accounted for 82% of revenue for the nine months ended September 30, 2026, and 85% of revenue for the same period in 2025.

Revenue from sales of devices increased by $3.3 million, or 8%, to $46.4 million for the nine months ended September 30, 2026, from $43.2 million for the same period in 2025. Revenue from the amortization of extended maintenance agreements increased by $0.5 million, or 26%, to $2.2 million for the nine months ended September 30, 2026, from $1.8 million for the nine months ended September 30, 2025. Revenue from sales of our disposables increased by $1.4 million, or 10%, to $14.7 million for the nine months ended September 30, 2026, from $13.3 million for the same period in 2025. Revenue from services and other increased by $0.5 million, or 15%, to $3.4 million for the nine months ended September 30, 2026, from $2.9 million for the nine months ended September 30, 2025.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Revenue	$24,203	$21,202	$66,648	$61,122
Cost of revenue	5,747	4,708	16,219	13,830
Gross profit	$18,456	$16,494	$50,429	$47,292
Gross profit percentage	76%	78%	76%	77%
For the three months ended September 30, 2026, our cost of revenue increased by $1.0 million, or 22%, to $5.7 million from $4.7 million for the same period in 2025. For the three months ended September 30, 2026, our gross profit increased by $2.0 million, or 12%, to $18.5 million from $16.5 million for the same period in 2025. For the three months ended September 30, 2026, gross profit margin decreased to 76% compared to 78% for the same period in 2025. The decrease in gross margin is attributed to initial production inefficiencies on new product manufacturing.

For the nine months ended September 30, 2026, our cost of revenue increased by $2.4 million, or 17%, to $16.2 million from $13.8 million for the same period in 2025. For the nine months ended September 30, 2026, our gross profit increased by $3.1 million, or 7%, to $50.4 million from $47.3 million for the same period in 2025. For the nine months ended September 30, 2026, gross profit margin decreased to 76% compared to 77% for the same period in 2025.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
General and administrative	$4,533	$4,356	$12,967	$13,246
Percentage of revenue	18.7%	20.5%	19.5%	21.7%
Sales and marketing	$4,909	$4,631	$13,207	$12,817
Percentage of revenue	20.3%	21.8%	19.8%	21.0%
Research and development	$875	$674	$2,489	$2,176
Percentage of revenue	3.6%	3.2%	3.7%	3.6%
General and Administrative
For the three months ended September 30, 2026, general and administrative expense increased by $0.2 million, or 4%, to $4.5 million from $4.4 million for the same period in 2025. This increased primarily because of higher legal and professional, consulting, and payroll and benefit expenses.
For the nine months ended September 30, 2026, general and administrative expense decreased by $0.3 million, or 2%, to $13.0 million from $13.2 million for the same period in 2025. This decreased primarily because of lower legal and professional expenses and regulatory consulting expenses.

Sales and Marketing
For the three months ended September 30, 2026, sales and marketing expense increased by $0.3 million, or 6%, to $4.9 million from $4.6 million for the same period in 2025. This increase is primarily due to increased sales commissions related to increased monitor and newly released MRidium® 3870 IV infusion pump system bookings.
For the nine months ended September 30, 2026, sales and marketing expense increased by $0.4 million, or 3%, to $13.2 million from $12.8 million for the same period in 2025. This increase is primarily due to increased sales commissions related to increased monitor and newly released MRidium® 3870 IV infusion pump system bookings.

Research and Development
For the three months ended September 30, 2026, research and development expense increased by $0.2 million, or 30%, to $0.9 million from $0.7 million for the same period in 2025. This is primarily due to a decrease in payroll and benefit expenses capitalized as internal software development for the current period.
For the nine months ended September 30, 2026, research and development expense increased by $0.3 million, or 14%, to $2.5 million from $2.2 million for the same period in 2025. This increase is primarily due to an increase in payroll and benefit expenses. Payroll expenses related to the MRidium® 3870 IV infusion pump system, were capitalized for the first six months in 2025 and were offset by current period capitalized software.

Other Income, Net
Other income, net consists of interest income (the largest component), foreign currency gains and losses, and other miscellaneous income. For the three months ended September 30, 2026, other income, net increased $65 thousand, or 14%, to $529 thousand from $464 thousand for the same period in 2025.
For the nine months ended September 30, 2026, other income, net, increased by $42 thousand, or 3%, to $1,559 thousand from $1,517 thousand for the same period in 2025. This income is primarily interest received in 2026 and 2025 on money market fund investments.

Income Taxes
For the three and nine months ended September 30, 2026, we recorded a provision for income tax expense of $2.2 million and $5.8 million, respectively. For the three and nine months ended September 30, 2026, our effective tax rate was 24.9% and 24.8%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, and non-deductible compensation expenses, partially offset by tax benefits related to foreign-derived income and research and development tax credits.

For the three and nine months ended September 30, 2025, we recorded a provision for income tax expense of $1.7 million and $4.5 million, respectively. For the three and nine months ended September 30, 2025, our effective tax rate was 23.6% and 22.0%, respectively, and differed from the U.S. federal statutory rate primarily due to U.S. state income tax expense, partially offset by tax benefits related to foreign-derived income and research and development tax credits.

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
As of September 30, 2026, we had cash and cash equivalents of $63.3 million, stockholders’ equity of $106.5 million, and working capital of $82.5 million. As of December 31, 2025, we had cash and cash equivalents of $51.2 million, stockholders’ equity of $94.6 million, and working capital of $71.0 million.

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

	Nine Months Ended September 30,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$21,227	$19,025
Net cash used in investing activities	(1,124)	(8,005)
Net cash used in financing activities	(7,974)	(6,728)
Cash provided by operating activities increased by $2.2 million, to $21.2 million for the nine months ended September 30, 2026, compared to $19.0 million for the same period in 2025. During the nine months ended September 30, 2026, cash provided by operations was positively impacted by higher net income, a smaller increase in accounts receivable, and higher accounts payable. These positive impacts were partially offset by higher income tax payments, increased inventory purchases, and a smaller increase in deferred revenue.

Cash used in investing activities decreased by $6.9 million, to $1.1 million for the nine months ended September 30, 2026, compared to $8.0 million for the same period in 2025. The decrease from our 2025 spend in investing activities is attributed to construction costs of the completed new executive offices and expanded manufacturing facility to accommodate our continued growth.

Cash used in financing activities increased by $1.3 million, to $8.0 million for the nine months ended September 30, 2026, compared to approximately $6.7 million for the same period in 2025. The increase is primarily due to the per share increase of our quarterly cash dividend payment. Special and quarterly cash dividend payments are subject to the sole discretion of the Board and applicable law.

We market our products to end users in the U.S. and to distributors internationally. Sales to end users in the U.S. are generally made on open credit terms. Management maintains an allowance for potential credit losses.

Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2025.
Recent Accounting Pronouncements
As of September 30, 2026, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1 to the Financial Statements in the 2025 Annual Report.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2026 were effective.
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
Item 3. Default Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangement Changes
On August 7, 2026, Roger Susi, the Company's President, Chief Executive Officer, and Chairman of the Board, adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading plan") under the Exchange Act. This 10b5-1 trading plan provides for the potential sale of up to 50,000 shares of common stock. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) February 10, 2027 and (ii) the date on which all transactions under such plan are completed.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report , included as part of this Exhibit 101 inline XBRL Document set
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

IRADIMED CORPORATION

Dated: October 30, 2026	/s/ Roger Susi
	By:	Roger Susi
	Its:	Chief Executive Officer and President (Principal Executive Officer and Authorized Officer)

/s/ John Glenn
	By:	John Glenn
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)